Form 10-Q
period 1996-03-30
ZOLL MEDICAL CORPORATION
filed 1996-05-14
CIK 887568

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934. FOR THE THREE MONTH PERIOD FROM DECEMBER 31, 1995 TO MARCH 30, 1996.

                                       or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from _____to_____.

      Commission file number   0-20225


                            ZOLL MEDICAL CORPORATION
                            ------------------------
             (Exact name of registrant as specified in its charter)


         MASSACHUSETTS                                          04-2711626
- - ---------------------------------                         ----------------------
  (State or other jurisdiction                                (IRS Employer
of incorporation or organization)                         Identification number)

    32 SECOND AVENUE, BURLINGTON, MA                            01803-4420
- - ----------------------------------------                        ----------
(Address of principal executive offices)                        (Zip Code)


                                 (617) 229-0020
                                 --------------
              (Registrant's telephone number, including area code)


                                 NOT APPLICABLE
                                 --------------
   (Former name, former address and former fiscal year, if changed since last report.)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.


                                YES  X   NO
                                   -----    -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock:


            Class                       Outstanding at May 6, 1996
Common Stock, $.02 par value                    6,161,259


                       This document consists of 12 pages.
                                                 --

                            ZOLL MEDICAL CORPORATION

                                      INDEX

                                                                       Page No.

                          PART I. FINANCIAL INFORMATION

ITEM 1.  Financial Statements:


         Condensed Consolidated Balance Sheets (unaudited)
           March 30, 1996 and September 30, 1995                          3

         Condensed Consolidated Income Statements (unaudited)
           Three Months Ended March 30, 1996 and April 1, 1995            4

         Condensed Consolidated Income Statements (unaudited)
           Six Months Ended March 30, 1996 and April 1, 1995              5

         Condensed Consolidated Statements of Cash Flows (unaudited)
           Six Months Ended March 30, 1996 and April 1, 1995              6


         Notes to Condensed Consolidated Financial Statements (unaudited) 7



ITEM 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                        8


                           PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings                                               11

ITEM 2.  Changes in Securities                                           11

ITEM 3.  Defaults Upon Senior Securities                                 11

ITEM 4.  Submission of Matters to a Vote of Security-Holders             11

ITEM 5.  Other Information                                               11

ITEM 6.  Exhibits and Reports on Form 8-K                                11

         Signatures                                                      12

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements


                            ZOLL MEDICAL CORPORATION

                            CONDENSED CONSOLIDATED BALANCE SHEETS
                            (in thousands, except share amounts)
                                         (unaudited)


                                                                      MARCH 30,  SEPTEMBER 30,
                                                                        1996          1995
                                                                        ----          ----
                     ASSETS
Current assets:
   Cash and cash equivalents                                           $ 5,557       $ 5,595
   Investments                                                           2,773         1,050
   Accounts receivable, less allowance of $821 at
      March 30, 1996; $786 at September 30, 1995                        12,761        13,996
   Inventories, net:
      Raw materials                                                      2,806         3,059
      Work-in-process                                                    1,770         1,192
      Finished goods                                                     3,644         3,077
                                                                       -------       -------
                                                                         8,220         7,328

   Prepaid expenses and other current assets                             1,523         1,418
                                                                       -------       -------
      Total current assets                                              30,834        29,387
Property and equipment, at cost:
   Land and building                                                       986           986
   Machinery and equipment                                               7,424         6,705
   Tooling                                                               2,216         2,172
   Furniture and fixtures                                                  522           502
   Leasehold improvements                                                  694           694
                                                                       -------       -------
                                                                        11,842        11,059
      Less accumulated depreciation                                      5,416         4,699
                                                                       -------       -------
   Net property and equipment                                            6,426         6,360

Other assets, net                                                        1,630           645
                                                                       -------       -------
                                                                       $38,890       $36,392
                                                                       =======       =======

      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                    $ 3,268       $ 2,112
   Accrued expenses and other liabilities                                3,248         3,313
   Current maturities of long-term debt                                    112           112
                                                                       -------       -------
      Total current liabilities                                          6,628         5,537
Deferred income taxes                                                      498           498
Long-term debt                                                             719           767
Commitments and contingencies
Stockholders' equity
   Preferred stock, $.01 par value, authorized 1,000,000 shares, none issued and outstanding
   Common stock, $.02 par value, authorized 19,000,000 shares,
      6,137,000 and 6,117,000 issued and outstanding at
      March 30, 1996 and September 30, 1995, respectively                  122           122
   Capital in excess of par value                                       20,238        20,123
   Retained earnings                                                    10,685         9,345
                                                                       -------       -------
      Total stockholders' equity                                        31,045        29,590
                                                                       -------       -------
                                                                       $38,890       $36,392
                                                                       =======       =======

       See notes to unaudited condensed consolidated financial statements.

                           ZOLL MEDICAL CORPORATION

                   CONDENSED CONSOLIDATED INCOME STATEMENTS
               (in thousands, except per share and share data)
                                 (Unaudited)


                                              THREE MONTHS ENDED
                                         ---------------------------
                                          March 30,        April 1,
                                            1996             1995
                                            ----             ----

Net sales                                $   13,106       $   11,027
Cost of goods sold                            5,677            4,505
                                         ----------       ----------

Gross profit                                  7,429            6,522

Expenses:
  Selling and marketing                       3,958            3,669
     General and administrative               1,235            1,136
     Research and development                 1,113            1,095
                                         ----------       ----------
        Total expenses                        6,306            5,900
                                         ----------       ----------

Income from operations                        1,123              622
Investment income                                64              174
Interest expense                                 21               22
                                         ----------       ----------

Income before income taxes                    1,166              774
Provision for income taxes                      420              279
                                         ----------       ----------
Net income                               $      746       $      495
                                         ==========       ==========

Earnings per share                       $     0.12       $     0.08
                                         ==========       ==========

Weighted average common shares and
  equivalent shares outstanding           6,294,000        6,211,000



       See notes to unaudited condensed consolidated financial statements.

                           ZOLL MEDICAL CORPORATION

                   CONDENSED CONSOLIDATED INCOME STATEMENTS
               (in thousands, except per share and share data)
                                 (Unaudited)


                                                SIX MONTHS ENDED
                                         ---------------------------
                                          March 30,        April 1,
                                            1996             1995
                                            ----             ----

Net sales                                $   25,437       $   21,750
Cost of goods sold                           11,014            8,996
                                         ----------       ----------
Gross profit                                 14,423           12,754

Expenses:
  Selling and marketing                       7,940            7,192
  General and administrative                  2,389            2,089
  Research and development                    2,145            2,253
                                         ----------       ----------
        Total expenses                       12,474           11,534
                                         ----------       ----------

Income from operations                        1,949            1,220
Investment income                               192              235
Interest expense                                 48               49
                                         ----------       ----------

Income before income taxes                    2,093            1,406
Provision for income taxes                      753              506
                                         ----------       ----------
Net income                               $    1,340       $      900
                                         ==========       ==========

Earnings per share                       $     0.22       $     0.15
                                         ==========       ==========

Weighted average common shares and
  equivalent shares outstanding           6,226,000        6,204,000



       See notes to unaudited condensed consolidated financial statements.

                            ZOLL MEDICAL CORPORATION

                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (in thousands)
                                       (Unaudited)

                                                                    SIX MONTHS ENDED
                                                                 ----------------------
                                                                 March 30,     April 1,
                                                                   1996          1995
                                                                   ----          ----

OPERATING ACTIVITIES:
Net income                                                       $ 1,340        $   900
   Charges not affecting cash:
     Depreciation and amortization                                   765            695
     Provision for losses on accounts receivable                     180            180
     Provision for warranty expense                                   49             20

   Changes in current assets and liabilities:
     Accounts receivable                                           1,055           (113)
     Inventories                                                    (892)        (2,639)
     Prepaid expenses and other current assets                      (105)          (171)
     Accounts payable and accrued expenses                         1,042          1,089
                                                                 -------        -------
        Cash provided by (used for) operating activities           3,434            (39)

INVESTING ACTIVITIES:
   Additions to property and equipment                              (783)        (1,247)
   Investment in marketable securities                            (2,423)        (1,010)
   Redemption of marketable securities                               700          1,693
   Other assets                                                      (33)           (69)
   Increase in long-term investment                               (1,000)             0
                                                                 -------        -------
        Cash used for investing activities                        (3,539)          (633)

FINANCING ACTIVITIES:
   Exercise of stock options, including income tax benefit           115            210
   Repayment of long-term debt                                       (48)           (82)
                                                                 -------        -------
        Cash provided by financing activities                         67            128
                                                                 -------        -------
        Net decrease in cash                                         (38)          (544)
        Cash and cash equivalents at beginning of year             5,595          5,002
                                                                 -------        -------
        Cash and cash equivalents at end of year                 $ 5,557        $ 4,458
                                                                 =======        =======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the year:
     Interest                                                    $    48        $    50
     Income taxes                                                    868            445


       See notes to unaudited condensed consolidated financial statements.

                            ZOLL MEDICAL CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 March 30, 1996

1. The Balance Sheet as of March 30, 1996, the Statements of Income for the three and six months ended March 30, 1996 and April 1, 1995, and the Statements of Cash Flows for the six months ended March 30, 1996 and April 1, 1995 are unaudited, but in the opinion of management include all adjustments, consisting of normal recurring items, necessary for a fair presentation of results for these interim periods. The results for the interim periods are not necessarily indicative of results to be expected for the entire year.

2. On January 5, 1996, the Company made an investment in the common stock of Lifecor, Inc. of Pittsburgh, Pennsylvania. On April 17, 1996, an additional $1,000,000 investment by the Company was made in its strategic alliance with Lifecor, Inc. The Company's total investment is currently $2,000,000, representing ownership of approximately 6% of Lifecor, Inc.'s common stock.

The information contained in the interim financial statements should be read in conjunction with the Company's audited financial statements, included in its Annual Report on Form 10-K for the year ended September 30, 1995, filed with the Securities and Exchange Commission.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                           OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

                        THREE MONTHS ENDED MARCH 30, 1996
                        ---------------------------------
                  COMPARED TO THREE MONTHS ENDED APRIL 1, 1995
                  --------------------------------------------


The Company's net sales increased to $13,106,000 for the three months ended March 30, 1996 from $11,027,000 for the three months ended April 1, 1995. Of this increase, 58%, or $1,216,000 was due to increased domestic defibrillator sales to the pre-hospital market as a result of new products; 63%, or $1,313,000 was due to increased sales in international markets resulting from increased focus on international markets; and 15%, or $320,000 was due to increased disposable electrode sales. These amounts were partially offset by a $787,000 decline in domestic hospital defibrillator sales.

Gross profit as a percentage of sales decreased to 57% from 59% primarily due to changes in the mix of products sold. Gross profit increased to $7,429,000 from $6,522,000 due to increased sales volumes.

Selling and marketing expenses as a percentage of sales decreased to 30% from 33%. Selling and marketing expenses increased 8% to $3,958,000 from $3,669,000. Of this increase, 80%, or $230,000 was due to increased payroll related costs and travel expenditures because of higher staffing levels in North America and 22%, or $63,000 was due to increased international selling expenditures.

General and administrative expenses as a percentage of sales decreased to 9% from 10%. General and administrative expenses increased 9% to $1,235,000 from $1,136,000. Of this increase, 75%, or $74,000 was due to increased professional service costs and 47%, or $47,000 was due to increased payroll related costs associated with new hires and salary and benefit related increases. These amounts were partially offset by a $36,000 decrease in insurance premiums.

Research and development expenses as a percentage of sales decreased to 8% from 10%. Research and development expenses increased 2% to $1,113,000 from $1,095,000.

Net investment income decreased to $64,000 from $174,000. This decrease was due primarily to a decrease in short-term investment returns.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                           OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

                         SIX MONTHS ENDED MARCH 30, 1996
                         -------------------------------
                   COMPARED TO SIX MONTHS ENDED APRIL 1, 1995
                   ------------------------------------------


The Company's net sales increased to $25,437,000 for the six months ended March 30, 1996 from $21,750,000 for the six months ended April 1, 1995. Of this increase, 70%, or $2,575,000 was due to increased domestic defibrillator sales to the pre-hospital market; 56%, or $2,075,000 was due to increased sales in international markets and 16%, or $597,000 was due to increased disposable electrode sales. These amounts were partially offset by a decline in domestic hospital defibrillator sales and lower sales volumes on product accessories.

Gross profit as a percentage of sales decreased to 57% from 59% primarily due to changes in the mix of products sold. Gross profit increased to $14,423,000 from $12,754,000 due to increased sales volumes.

Selling and marketing expenses as a percentage of sales decreased to 31% from 33%. Selling and marketing expenses increased 10% to $7,940,000 from $7,192,000. Of this increase, 79%, or $594,000 was due to increased payroll related costs and travel expenditures because of higher staffing levels in North America and 45%, or $334,000 was due to increased international selling expenditures. These amounts were partially offset by a $119,000 reduction in marketing expenditures as a result of the lower level of marketing activities in 1996 following the introduction and release of new products in 1995.

General and administrative expenses as a percentage of sales decreased to 9% from 10%. General and administrative expenses increased 14% to $2,389,000 from $2,089,000. Of this increase, 53%, or $160,000 was due to increased professional service costs and 16%, or $49,000 was due to increased payroll related costs associated with new hires and salary and benefit related increases.

Research and development expenses as a percentage of sales decreased to 8% from 10%. Research and development expenses decreased 5% to $2,145,000 from $2,253,000. The decrease was due to the substantial completion of research and development activities related to the release of new products in 1995.

                         LIQUIDITY AND CAPITAL RESOURCES


The Company's cash and marketable securities position at March 30, 1996 was $8,330,000 compared to $6,645,000 at September 30, 1995, an increase of $1,685,000. Cash provided by operating activities for the six months ended March 30, 1996 increased by $3,473,000 over the same period in 1995. This increase was due to the Company's efforts to reduce accounts receivable and maintain stable inventory levels.

The amount of cash required to fund investing activities was $2,906,000 higher in the six months ended March 30, 1996 compared to the same period in 1995. The increase was primarily due to an increase in both long-term and short-term investments, including the Company's $1,000,000 investment in the common stock of Lifecor, Inc.

The amount of cash provided by the Company's financing activities decreased $61,000 for the six months ended March 30, 1996 compared to the same period in 1995. This decrease was due to a reduction in excised stock options of $95,000 which was partially offset by a decrease in long term debt repayments of $34,000.

The Company expects that the combination of the existing cash balances, funds generated from operations and borrowings under the existing line of credit will be adequate to meet its liquidity and capital requirements at least through fiscal 1996.



                             SAFE HARBOR STATEMENTS

Except for the historical information contained herein, the matters set forth herein are forward looking statements that are subject to certain risks and uncertainties that could cause actual results to differ materially from those set forth in the forward looking statements. Such risks and uncertainties include, but are not limited to: product demand and market acceptance risks, the effect of economic conditions, the impact of competitive products and pricing, product development and commercialization, technological difficulties, the government regulatory environment, trade environment, capacity and supply constraints or difficulties, the results of financing efforts, actual purchases under agreements, the effect of the Company's accounting policies.

                           PART II. OTHER INFORMATION



Item 1.     Legal Proceedings.
                  The Company and certain officers and former officers are defendants in various lawsuits, including commercial disputes and certain shareholder claims. Due to the preliminary nature of these lawsuits, it is not possible at this time to predict the outcome of the legal actions. However, in management's opinion the disposition of the lawsuits will not have a material impact on the Company's financial position or its results of operations.


Item 2.     Changes in Securities.
                  Not Applicable.


Item 3.     Defaults Upon Senior Securities.
                  Not Applicable.


Item 4.     Submission of Matters to a Vote of Security-Holders.
                  Not Applicable.


Item 5.     Other Information.
                  Not Applicable.


Item 6.     Exhibits and reports on Form 8-K
                  (a)   Exhibits
                        27.  Financial Data Schedule

                  (b)   Reports on Form 8-K.
                        The registrant filed no reports on Form 8-K during the quarter ended March 30, 1996.

                                   SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                     ZOLL MEDICAL CORPORATION
                                           (Registrant)




Date: May 9, 1996       By: /s/ Rolf S. Stutz
                           -------------------------------------------------
                        Rolf S. Stutz, President and Chief Executive Officer



Date: May 9, 1996       By: /s/ Richard A. Packer
                        ----------------------------------------------------
                        Richard A. Packer, Chief Financial Officer
                        (Principal Financial and Accounting Officer)