Form 10-Q
period 1996-06-29
ZOLL MEDICAL CORPORATION
filed 1996-08-13
CIK 887568

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. FOR THE QUARTERLY PERIOD ENDED JUNE 29, 1996.

[ ]  Transition report pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934.  For the transition period from          to        .
                                                           --------    -------

Commission file number    0-20225


                            ZOLL MEDICAL CORPORATION
                            ------------------------
             (Exact name of registrant as specified in its charter)

MASSACHUSETTS                                    04-2711626
- ----------------------------------------         -----------------------
(State or other jurisdiction                     (IRS Employer
 of incorporation or organization)                Identification number)

32 SECOND AVENUE, BURLINGTON, MA                 01803-4420
- ----------------------------------------         -----------------------
(Address of principal executive offices)         (Zip Code)

                                 (617) 229-0020
              (Registrant's telephone number, including area code)

                                 NOT APPLICABLE
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   YES  X  NO
                                         ---    ---

                     APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

             Class                              Outstanding at August 1, 1996
Common Stock, $.02 par value                               6,174,259

This document consists of 12 pages.
                          --

                            ZOLL MEDICAL CORPORATION
                                     INDEX

                                                                        Page No.

                         PART I. FINANCIAL INFORMATION

ITEM 1.   Financial Statements:

          Condensed Consolidated Balance Sheets (unaudited)
               June 29, 1996 and September 30, 1995                         3

          Condensed Consolidated Income Statements (unaudited)
               Three Months Ended June 29, 1996 and July 1, 1995            4

          Condensed Consolidated Income Statements (unaudited)
               Nine Months Ended June 29, 1996 and July 1, 1995             5

          Condensed Consolidated Statements of Cash Flows (unaudited)
               Nine Months Ended June 29, 1996 and July 1, 1995             6

          Notes to Condensed Consolidated Financial Statements (unaudited)  7

ITEM 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                         8


                          PART II. OTHER INFORMATION


ITEM 1.   Legal Proceedings                                                11

ITEM 2.   Changes in Securities                                            11

ITEM 3.   Defaults Upon Senior Securities                                  11

ITEM 4.   Submission of Matters to a Vote of Security-Holders              11

ITEM 5.   Other Information                                                11

ITEM 6.   Exhibits and Reports on Form 8-K                                 11

          Signatures                                                       12

                         PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements

                            ZOLL MEDICAL CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share amounts)
                                  (Unaudited)


                                                                         JUNE 29,       SEPTEMBER 30,
                                                                          1996              1995
                                                                          ----              ----
                  ASSETS

Current assets:
   Cash and cash equivalents                                            $ 5,290           $ 5,595
   Investments                                                            2,177             1,050
   Accounts receivable, less allowance of $821 at
     June 29, 1996; $786 at September 30, 1995                           13,459            13,996
  Inventories, net:
     Raw materials                                                        3,118             3,059
     Work-in-process                                                      2,499             1,192
     Finished goods                                                       3,399             3,077
                                                                        -------           -------
                                                                          9,016             7,328

  Prepaid expenses and other current assets                               1,411             1,418
                                                                        -------           -------
     Total current assets                                                31,353            29,387

Property and equipment, at cost:
     Land and building                                                      995               986
     Machinery and equipment                                              7,699             6,705
     Tooling                                                              2,252             2,172
     Furniture and fixtures                                                 559               502
     Leasehold improvements                                                 710               694
                                                                        -------           -------
                                                                         12,215            11,059

       Less accumulated depreciation                                      5,780             4,699
                                                                        -------           -------
     Net property and equipment                                           6,435             6,360
Other assets, net                                                         2,594               645
                                                                        -------           -------
                                                                        $40,382           $36,392
                                                                        =======           =======

      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                     $ 2,904           $ 2,112
   Accrued expenses and other liabilitis                                  3,898             3,313
    Current maturities of long-term debt                                    112               112
                                                                        -------           -------
        Total current liabilities                                         6,914             5,537
Deferred income taxes                                                       498               498
Long-term debt                                                              691               767
Commitments and contingencies
Stockholders' equity
   Preferred stock, $.01 par value, authorized 1,000,000 shares,
       None issued and outstanding
   Common stock, $.02 par value, authorized 19,000,000 shares
      6,174,000 and 6,117,000 issued and outstanding at
      June 29, 1996 and September 30, 1995, respectively                    124               122
   Capital in excess of par value                                        20,540            20,123
   Retained earnings                                                     11,615             9,345
                                                                        -------           -------
     Total stockholders' equity                                          32,279            29,590
                                                                        -------           -------
                                                                        $40,382           $36,392
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

                            ZOLL MEDICAL CORPORATION

                     CONDENSED CONSOLIDATED INCOME STATEMENTS
                (in thousands, except per share and share data)
                                  (Unaudited)



                                                                     THREE MONTHS ENDED
                                                                   ----------------------
                                                                   June 29,       July 1,
                                                                     1996          1995
                                                                     ----          ----

Net Sales                                                        $   13,971     $   10,818
Cost of goods sold                                                    6,089          4,920
                                                                 ----------     ----------

Gross Profit                                                          7,882          5,898

Expenses:
  Selling and marketing                                               4,368          4,120
  General and administrative                                          1,102          1,180
  Research and development                                            1,016          1,032
                                                                 ----------     ----------
     Total expenses                                                   6,486          6,332
                                                                 ----------     ----------

Income/(loss) from operations                                         1,396           (434)
Investment income                                                        83             97
Interest expense                                                         25             23
                                                                 ----------     ----------

Income/(loss) before income taxes                                     1,454           (360)
Provision/(benefit) for income taxes                                    523           (130)
                                                                 ----------     ----------
Net income/(loss)                                                $      931     $     (230)
                                                                 ==========     ==========

Earnings/(loss) per share                                        $     0.15     $    (0.04)
                                                                 ==========     ==========

Weighted average common shares and
 equivalent shares outstanding                                    6,318,000      6,096,000



      See notes to unaudited condensed consolidated financial statements.

                            ZOLL MEDICAL CORPORATION

                     CONDENSED CONSOLIDATED INCOME STATEMENTS
                  (in thousands, except per share and share data)
                                  (Unaudited)



                                                                     NINE MONTHS ENDED
                                                                   ----------------------
                                                                   June 29,       July 1,
                                                                     1996          1995
                                                                     ----          ----

Net Sales                                                        $   39,408     $  32,568
Cost of goods sold                                                   17,103        13,916
                                                                 ----------     ---------

Gross Profit                                                         22,305        18,652

Expenses:
  Selling and marketing                                              12,307        11,312
  General and administrative                                          3,492         3,269
  Research and development                                            3,161         3,285
                                                                 ----------     ---------
     Total expenses                                                  18,960        17,866
                                                                 ----------     ---------

Income from operations                                                3,345           786
Investment income                                                       275           332
Interest expense                                                         73            72
                                                                 ----------     ---------

Income before income taxes                                            3,547         1,046
Provision for income taxes                                            1,277           376
                                                                 ----------     ---------
Net income                                                       $    2,270     $     670
                                                                 ==========     =========

Earnings per share                                               $     0.36     $    0.11
                                                                 ==========     =========

Weighted average common shares and
 equivalent shares outstanding                                    6,232,000      6,207,000


      See notes to unaudited condensed consolidated financial statements.

                            ZOLL MEDICAL CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (Unaudited)

                                                                        NINE MONTHS ENDED
                                                                        -----------------
                                                                      June 29,       July 1,
                                                                        1996          1995
                                                                        ----          ----
OPERATING ACTIVITIES:
Net income                                                            $ 2,270        $   670
     Charges not affecting cash:
          Depreciation and amortization                                 1,157          1,058
          Provisions for losses on accounts receivable                     35            180
          Provision for warranty expense                                   64              0

     Changes in current assets and liabilities:
          Accounts receivable                                             502            (47)
          Inventories                                                  (1,688)        (2,317)
          Prepaid expenses and other current assets                         7            (97)
          Accounts payable and accrued expenses                         1,313            (44)
                                                                      -------        -------
               Cash provided by (used for) operating activities         3,660           (597)

INVESTING ACTIVITIES:
     Additions to property and equipment                               (1,370)        (1,721)
     Disposals of property and equipment                                  214              0
     Investment in short-term investments                              (2,593)        (2,477)
     Redemption of short-term investments                               1,466          3,487
     Other assets                                                         (25)           (98)
     Increase in long-term investment                                  (2,000)             0
                                                                      -------        -------
          Cash used for investing activities                           (4,308)          (809)

FINANCING ACTIVITIES:
     Exercise of stock options, including income tax benefit              419            213
     Repayment of long-term debt                                          (76)          (114)
                                                                      -------        -------
          Cash provided by financing activities                           343             99
                                                                      -------        -------
          Net decrease in cash                                           (305)        (1,307)
          Cash and cash equivalents at beginning of year                5,595          5,002
                                                                      -------        -------
          Cash and cash equivalents at end of year                    $ 5,290        $ 3,695
                                                                      =======        =======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash paid during the year:
          Interest                                                    $    73        $    73
          Income taxes                                                  1.171            460



      See notes to unaudited condensed consolidated financial statements.

                            ZOLL MEDICAL CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 JUNE 29, 1996


1. The Balance Sheet as of June 29, 1996, the Statements of Income for the three and nine months ended June 29, 1996 and July 1, 1995, and the Statements of Cash Flows for the nine months ended June 29, 1996 and July 1, 1995 are unaudited, but in the opinion of management include all adjustments, consisting of normal recurring items, necessary for a fair presentation of results for these interim periods. The results for the interim periods are not necessarily indicative of results to be expected for the entire year.

2. On January 5, 1996, the Company made an investment in the common stock of Lifecor, Inc. of Pittsburgh, Pennsylvania. On April 17, 1996, an additional $1,000,000 investment by the Company was made in its strategic alliance with Lifecor, Inc. The Company's total investment is currently $2,000,000, representing ownership of approximately 6% of Lifecore, Inc.'s common stock.


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

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                           OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

                        THREE MONTHS ENDED JUNE 29, 1996
                        --------------------------------
                  COMPARED TO THREE MONTHS ENDED JULY 1, 1995
                  -------------------------------------------

The Company's net sales increased to $13,971,000 for the three months ended June 29, 1996 from $10,818,000 for the three months ended July 1, 1995. Of this increase, $1,557,000 was due to increased domestic defibrillator sales to the pre-hospital market as a result of new products; $967,000 was due to increased sales in international markets resulting from increased focus on international markets; and $773,000 was due to increased domestic hospital defibrillator sales.

Gross profit as a percentage of sales increased to 56% from 55%.

Selling and marketing expenses as a percentage of sales decreased to 31% from 38%. Selling and marketing expenses increased 6% to $4,368,000 from $4,120,000. Of this increase, $517,000 was due to payroll related costs because of higher staffing levels in North America, increased sales commissions and travel expenses due to greater sales volumes. International selling expenses also increased by $90,000 due to an increased focus on international markets. These increases were partially offset by a $214,000 reduction in marketing expenditures as a result of the lower level of marketing activities in 1996 following the introduction and release of new products in 1995; a $50,000 reduction in warranty repair and other repair-related expenses; and a reduction in training and other selling-related costs.

General and administrative expenses as a percentage of sales decreased to 8% from 11%. General and administrative expenses decreased 7% to $1,102,000 from $1,180,000. Of this decrease $48,000 was due to reduced insurance premiums.

Research and development expenses as a percentage of sales decreased to 7% from 10%. Research and development expenses decreased 2% to $1,016,000 from $1,032,000. The decrease was due to the substantial completion of research and development activities related to the release of new products in 1995.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                           OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

                        NINE MONTHS ENDED JUNE 29, 1996
                        -------------------------------
                   COMPARED TO NINE MONTHS ENDED JULY 1, 1995
                   ------------------------------------------

The Company's net sales increased to $39,408,000 for the nine months ended June 29, 1996 from $32,568,000 for the nine months ended July 1, 1995. Of this increase, $4,135,000 was due to increased domestic defibrillator sales to the pre-hospital market as a result of new products; $3,042,000 was due to increased sales in international markets; $775,000 was due to increased disposable electrode sales. These amounts were partially offset by a decline in domestic hospital defibrillator sales.

Selling and marketing expenses as a percentage of sales decreased to 31% from 35%. Selling and marketing expenses increased 9% to $12,307,000 from $11,312,000. Of this increase, $1,276,000 was due to payroll related costs because of higher staffing levels in North America and increased sales commissions and travel expenses due to greater sales volumes. International selling expenses also increased by $426,000 due to an increased focus on international markets. These amounts were partially offset by a $548,000 reduction in marketing expenditures as a result of the lower level of marketing activities in 1996 following the introduction and release of new products in 1995 and a $244,000 reduction in warranty repair and other repair-related expenses.

General and administrative expenses as a percentage of sales decreased to 9% from 10%. General and administrative expenses increased 7% to $3,492,000 from $3,269,000. Of this increase, $137,000 was due to increased legal fees and other professional service costs; and $221,000 was due to increased payroll and related costs associated with new hires and salary and benefit related increases. These amounts were partially offset by a $90,000 reduction in bad debt expense and an $85,000 reduction in insurance premiums.


Research and development expenses as a percentage of sales decreased to 8% from 10%. Research and development expenses decreased 4% to $3,161,000 from $3,285,000. The decrease was due to the substantial completion of research and development activities related to the release of new products in 1995.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                           OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

                        LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and short-term investments position at June 29, 1996, was $7,467,000 compared with $6,645,000 at September 30, 1995, an increase of $822,000. Cash provided by operating activities for the nine months ended June 29, 1996, increased by $4,259,000 over the same period in 1995. This increase was due to increased earnings and the Company's efforts to reduce accounts receivable and maintain stable inventory levels.

The amount of cash required to fund investing activities was $3,510,000 higher in the nine months ended June 29, 1996, compared with the same period in 1995. The increase was primarily due to an increase in the net short-term investments and an increase in long-term investments, including the Company's $2,000,000 investment in the common stock of Lifecor, Inc.

The amount of cash provided by the Company's financing activities increased $244,000 for the nine months ended June 29, 1996, compared with the same period in 1995. This increase was due primarily to an increase in exercised stock options of $206,000.

The Company maintains a line of credit with its bank. Under this working capital line, the Company may borrow up to $3,000,000 on a demand basis, and bears interest at the bank's base rate. The full amount of the line was available to the Company at June 29, 1996.

The Company expects that the combination of the existing cash balances, funds generated from operations and borrowings under the existing line of credit will be adequate to meet its liquidity and capital requirements for the foreseeable future.

                             SAFE HARBOR STATEMENTS


Except for the historical information contained herein, the matters set forth herein are forward looking statements that are subject to certain risks and uncertainties that could cause actual results to differ materially from those set forth in the forward looking statements. Such risks and uncertainties include, but are not limited to: product demand and market acceptance risks, the effect of economic conditions, the impact of competitive products and pricing, product development and commercialization, technological difficulties, the government regulatory environment, trade environment, capacity and supply constraints or difficulties, the results of financing efforts, actual purchases under agreements, and the effect of the Company's accounting policies.

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings
               The Company and certain officers and former officers are defendants in various lawsuits, including commercial disputes and certain shareholder claims. Due to the preliminary nature of these lawsuits, it is not possible at this time to predict the outcome of the legal actions. However, in management's opinion the disposition of the lawsuits will not have a material impact on the Company's financial position or its results of operations.

Item 2.   Changes in Securities.
               Not Applicable.

Item 3.   Defaults Upon Senior Securities.
               Not Applicable.

Item 4.   Submission of Matters to a Vote of Security-Holders.
               Not Applicable.

Item 5.   Other Information.
               Not Applicable.

Item 6.   Exhibits and reports on Form 8-K
               (a)  Exhibits
                    27.  Financial Data Schedule
               (b)  Reports on Form 8-K.
                    The registrant filed no reports on Form 8-K during the quarter ended June 29, 1996.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        ZOLL MEDICAL CORPORATION
                                             (Registrant)


Date:     August 9, 1996        By:   /s/ Richard A. Packer
          --------------           -----------------------------------------
                                Richard A. Packer, President and
                                Chief Operating Officer
                                (Principal Financial and Accounting Officer)