Form 10-K
period 1996-09-28
ZOLL MEDICAL CORPORATION
filed 1996-12-27
CIK 887568

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934
For the fiscal year ended September 28, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
    For the transition period from             to

                         Commission file number 0-20225
                                                -------

                            ZOLL MEDICAL CORPORATION
                            ------------------------
             (Exact name of registrant as specified in its charter)

         Massachusetts                                           04-2711626
         -------------                                           ----------
  (State or other jurisdiction                                (I.R.S. employer
of incorporation or organization)                            identification no.)

     32 Second Avenue, Burlington, Massachusetts                   01803
     -------------------------------------------                   -----
       (Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code (617) 229-0020
                                                   ---------------

Securities registered pursuant to Section 12(b) of the Act:

   Title of each class                 Name of each exchange on which registered
   -------------------                 -----------------------------------------
          None                                            None
          ----                                            ----

Securities registered pursuant to Section 12(g) of the Act:

         Common Stock, $.02 Par Value
         ----------------------------
               (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X  No    .
                                              ---    ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ]

     State the aggregate market value of the voting stock held by non-affiliates of the registrant as of December 20, 1996: $68,401,830
                                                          -----------

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date (December 20, 1996):
6,182,534
---------

                                     PART I

ITEM 1. BUSINESS

GENERAL

     Zoll Medical Corporation designs, manufactures and markets an integrated line of proprietary, noninvasive cardiac resuscitation devices and disposable electrodes which provide both types of electrical cardiac resuscitation -- pacing and defibrillation. The Company's product line includes combination pacemaker/defibrillators, stand-alone pacemakers and defibrillators and disposable multi-function electrodes that permit cardiac monitoring, pacing and defibrillation through a single pair of electrodes.

     The principal markets for cardiac resuscitation equipment are hospitals and pre-hospital care providers such as paramedics, ambulance operators, emergency medical technicians ("EMTs"), firefighters, police and other "first response" emergency personnel.

MARKET BACKGROUND

     Cardiac arrest accounts for approximately one-quarter of all deaths in the United States. Cardiac arrest can result from a heart attack or from many other causes. Victims of cardiac arrest may experience two basic types of "arrhythmia's," which are abnormal rhythms of the heart caused by insufficient circulation of oxygenated blood, drugs, electrical shock, mechanical injury, disease or other causes. In one class of arrhythmia, the heart beats too slowly (bradycardia) or stops (asystole). Pacing is a method of electrical therapy used to treat bradycardia and asystole. In the other class of arrhythmia, the heart beats chaotically (fibrillation) or too quickly (tachycardia). The definitive treatment for these conditions is defibrillation. The Company estimates that approximately 40% of cardiac arrest patients initially suffer from bradycardia/asystole and 60% suffer from fibrillation/tachycardia. It is possible for a patient to experience both types of arrhythmia's during a cardiac arrest. In these situations, it is important to have resuscitation equipment with both pacing and defibrillation capabilities available.

     The most important factor in treating cardiac arrest successfully is time. Unless treatment is begun within four to eight minutes of the onset of cardiac arrest, the victim is likely to die. The importance of immediate treatment creates a need for cardiac resuscitation equipment specifically designed for emergency use. Noninvasive temporary pacemakers and defibrillators, such as those sold by the Company, are used in emergency situations. Therefore, they do not compete with permanent, implantable pacemakers or defibrillators that are used to treat chronic arrhythmia's. In fact, the products are complementary, because emergency cardiac resuscitation is often required during the implantation of a permanent device.

     Bradycardia/Pacing

     The principal therapies for the emergency treatment of bradycardia are drugs and temporary cardiac pacing, either or both of which may be used to stimulate effective cardiac contractions and restore circulation. Drugs utilized in treating bradycardia include isoproterenol and atropine, which are injected into the patient to stimulate the heartbeat. Cardiac pacing utilizes an electrical pulse to stimulate the patient's heartbeat. For the permanent treatment of chronic arrhythmia's, a pacemaker may be surgically implanted. For the emergency treatment of bradycardia, there are two primary techniques for temporary pacing -- invasive endocardial pacing, in which a wire is inserted directly into the heart to provide the electrical stimulus; and noninvasive temporary pacing, which uses gelled electrodes applied to the patient's chest to conduct an electrical stimulus.

     The American Heart Association ("AHA") has established standard protocols for the emergency treatment of cardiac arrest, including bradycardia. These Advanced Cardiac Life Support ("ACLS") protocols are widely followed by practicing physicians. In 1992, the AHA released new ACLS protocols recommending noninvasive pacing as the initial treatment method for certain serious cardiac conditions.

     Fibrillation/Defibrillation

     The other type of life-threatening cardiac arrhythmia is fibrillation, in which the heart's normal, regular electrical impulses become chaotic and the heart ceases to pump blood. The only accepted emergency treatment of fibrillation is defibrillation, in which a powerful electric shock is delivered to the heart to stop the fibrillation and permit the return of coordinated cardiac contractions. In emergency situations, defibrillation has conventionally been administered through hand-held paddles placed on the patient's chest. However, defibrillation can also be administered through disposable adhesive electrodes as well, which the Company believes are safer and easier to use than paddles.

     In the hospital, most physicians and many nurses are trained and certified to operate defibrillators. Outside the hospital, these persons, as well as paramedics and other highly-trained personnel, were traditionally the only persons authorized to provide defibrillation. However, a number of jurisdictions now permit the use of automated defibrillators by less extensively-trained EMTs and other emergency response personnel, following a brief course in the use of the device.

     Cardioversion is a type of defibrillation used to treat tachycardias which have not degenerated into fibrillation. During cardioversion, the defibrillator delivers an electric shock which is synchronized to the patient's heartbeat in order to slow the heart to a normal rhythm. The Company's defibrillators include cardioversion capability.


CARDIAC RESUSCITATION EQUIPMENT MARKETS

     The principal markets for cardiac resuscitation equipment can be divided between the hospital and pre-hospital markets.

     Hospital Market. The hospital market for cardiac resuscitation equipment in the United States consists of approximately 6,000 acute care community hospitals and 1,000 other hospitals. Hospitals have traditionally been the largest users of cardiac resuscitation equipment, both for patients admitted for cardiac arrest and for patients undergoing treatment for other reasons. Many hospital procedures such as surgery, cardiac catheterization, stress testing and general anesthesia may induce arrhythmia's or cardiac arrest. Hospitals frequently use cardiac resuscitation devices on a standby basis in connection with these procedures. Since immediate treatment is the critical factor for successful cardiac resuscitation, hospitals typically place resuscitation devices throughout their facilities, including the cardiac and critical care units, emergency rooms, operating rooms, electrophysiology laboratories and, increasingly, in general wards. Hospitals also use portable devices during in-hospital transportation of cardiac patients.

     The hospital market outside of the United States is less developed and is expected to grow as more hospitals are built and existing hospitals modernize and update their approaches to cardiac and emergency care. In the international market, unlike the United States market, the administration of pacing and defibrillation is generally viewed as a skill reserved for physicians. Few other staff members are trained or certified to administer such treatment. It is expected that emerging standards of care and the acceptance of automated equipment will eventually result in increased use of cardiac resuscitation equipment by a broader range of health care personnel in the international market.

     Pre-Hospital Market. Most cardiac arrests occur outside of the hospital. Due to the importance of immediate treatment, there is a substantial market for portable cardiac resuscitation equipment designed for use by various emergency responders. The most highly-trained segment of this pre-hospital market is comprised of paramedics, who are generally authorized to use defibrillators. Although paramedics are currently not as likely to be trained in pacing as in defibrillation, the Company believes that as noninvasive temporary pacing becomes more widely accepted in the hospital market, the use of combination pacemaker/defibrillators will become more widespread in the pre-hospital setting as well.


     In addition to paramedics, there are numerous other first responders such as EMTs, ambulance operators, firefighters, police and other emergency personnel, many of whom are currently authorized to use automated defibrillators. The Company believes that these first responders and their emergency vehicles will represent an increasingly important market for cardiac resuscitation equipment as the medical community places increased priority on providing such equipment and the necessary training to all first responders.

PRODUCTS

     The Company designs, manufactures and markets an integrated line of noninvasive cardiac resuscitation devices and single-use disposable electrodes to meet the needs of health care providers treating cardiac arrest in a variety of settings. The following table summarizes the Company's principal products. In addition, the Company provides a full line of cables and other accessories.
                                                       Target             Date First
Product                  Description                   Market               Shipped
-------                  -----------                   ------               -------
Resuscitation Devices

NTP 1000                 Stand-alone pacemaker         Hospital           September 1984

PD 1200                  Combination pacemaker/        Hospital           September 1988
                         defibrillator

PD 1210                  Combination pacemaker/        Electro-
                         defibrillator                 physiology lab     August 1989

D 900                    Stand-alone defibrillator     Hospital           December 1991

PD 1400                  Portable combination          Pre-hospital       February 1992
                         pacemaker/defibrillator       and hospital

                                                         Target           Date First
Product                   Description                    Market           Shipped
-------                   -----------                    ------           -------
D 1400                   Portable stand-alone          Pre-hospital       October 1994
                         defibrillator                 and hospital

PD 2000                  Combination pacemaker/        Hospital           October 1994
                         defibrillator with
                         advisory capability

D 2000                   Stand-alone defibrillator     Hospital           October 1994
                         with advisory capability

1600                     Semi-automatic pacemaker/     Pre-hospital       April 1995
                         efibrillator

Disposable Electrodes and Accessories

NTP 2000                 Adult pacing electrodes       Pre-hospital       September 1984
                         (12-pair case)                and hospital

NTP 2100                 Pediatric pacing              Pre-hospital       March 1987
                         electrodes (6-pair case)      and hospital

PD 2200                  Multi-function electrodes     Pre-hospital       November 1989
                         (12-pair case)                and hospital

Stat Padz                Multi-function electrodes     Pre-hospital       March 1994
                         (12-pair case)                and hospital

Sterile Stat Padz        Multi-function electrodes     Hospital           December 1995
                         (6-pair case)

Radiolucent Stat Padz
                         Multi-function electrodes     Hospital           November 1996
                         (12-pair case)

PD 4420                  Battery support system        Pre-hospital       February 1992
                         for PD 1400 (includes         and hospital
                         two lead-acid batteries)

AC Power Charger         AC and battery support        Pre-hospital       September 1994
system module            for PD 1400 and hospital
                         and 1600(includes lead-acid
                         batteries)

                 4x4
Base Powercharger        Battery support system        Pre-hospital       November 1995
                         module for PD 1400 and 1600   and hospital
                         (includes lead-acid
                         batteries)

     NTP 1000. The NTP 1000, the Company's first commercial product, incorporates the Company's patented technology into a noninvasive temporary pacemaker. The NTP 1000 has become a less important component of the Company's product line as customers opt to purchase combination pacemaker/defibrillators such as the PD 1200 and the PD 1400 rather than a stand-alone pacer.

     PD 1200/1210. The PD 1200 combines pacing and defibrillation capability in a single device. The PD 1200 is targeted to the hospital market, where it can be used in the cardiac and critical care units, operating rooms and emergency rooms as well as on general floors. The operator of the PD 1200 may select between monitoring, pacing and defibrillation by turning a single control knob. The PD 1210 is a modified version of the PD 1200 specifically designed for use in electrophysiology labs.

     D 900. The D 900 was introduced to meet the needs of hospitals which seek to purchase a defibrillator only. The D 900 incorporates the basic design of the PD 1200, but without pacing capabilities.

     PD 1400. The PD 1400 is a portable combination pacemaker/defibrillator designed primarily for pre-hospital use by paramedics and during the transport of patients either in the ambulance or within the hospital. In pre-hospital applications, where patients may be difficult to reach and treat, the weight, size and reliability of the resuscitation device (including the battery system) are important purchase considerations. The PD 1400 weighs only 13 to 15 pounds depending on the electrode configuration, while retaining all of the pacing and defibrillation capabilities and the standardized design of the PD 1200. The PD 1400 incorporates a reliable, rechargeable lead-acid battery system.

     D 1400. The D 1400 resuscitation system is an entry level device that can be upgraded to include the advisory feature and ZOLL non-invasive external pacing capability as hospital needs expand in the future. The D 1400 incorporates the basis design of the PD 1400, but without pacing capability.

     PD 2000. The PD 2000 product responds specifically to American Heart Association initiatives recommending early defibrillation. This resuscitation system includes an advisory algorithm that detects ventricular fibrillation, a life threatening arrhythmia for which rapid defibrillation is the only effective treatment. The PD 2000 device is designed for use by non-critical care staff to deliver defibrillation within one to two minutes of cardiac arrest in accordance with the latest American Heart Association guidelines. The PD 2000 is a complete resuscitation system designed to be used by either the first person to arrive at the patient's side or the ACLS team after a "code" is initiated in the hospital. Additionally, the unit provides monitoring, external pacing, and documentation of all treatment during both BLS and ACLS use.

     D 2000. The D 2000 was introduced to meet the needs of hospitals which seek to purchase a defibrillator only. The D 2000 incorporates the basic design of the PD 2000, but without pacing capabilities.

     1600. The 1600 models comprise four semi-automatic defibrillators combined with optional features including strip chart recorder, voice recording, manual override, and external pacing. All units incorporate a sophisticated data collection system utilizing a removable solid state memory. A standard computer, with ZOLL proprietary software programs, provides data review, collection and archiving. The four models are designed for use by many levels of pre-hospital care providers. Their optional features and configurable operation and design allow the use of one 1600 model to be used by personnel trained at different skill levels, such as first responders and paramedics.

     Disposable Electrodes. The Company offers a variety of single-patient-use, proprietary disposable electrodes for use with its resuscitation devices. The Company's PD 2200 multi-function disposable electrode, introduced in late 1989, permits monitoring, pacing and defibrillation through a single pair of electrodes. In the conventional electrode configuration, three ECG electrodes are required for monitoring, two electrodes are required for pacing and two electrodes or paddles were required for defibrillation, all with accompanying cables. By reducing the number of electrodes and cables required for emergency treatment, the multi-function electrodes increase the ease and the speed of use. If simultaneous pacing and monitoring is required, a separate set of ECG-only electrodes can be used in addition to the multi-function electrodes.

     The disposable multi-function electrodes allow the user to select monitoring, pacing or defibrillation by turning a single control knob on the Company's resuscitation devices. The electrodes are pre-gelled, which saves critical time in the treatment of cardiac arrest and permits "hands-off" therapy. Conventional paddle electrodes for defibrillation must be manually gelled for each use, which increases the risk of electrical shock to the operator.

     In 1994, the Company began selling the Stat Padz multi-function electrodes. The Stat Padz electrode expands the Company's disposable product line to meet the need for speed in defibrillation and specialized requirements in disposables. Stat Padz are supplied in a new Zoll Speed Pack that eliminates unnecessary packaging, reduces application steps and provides an organized means to apply lifesaving electrical therapy to the patient.

     In 1996, the Company introduced both radiolucent and sterile Stat Padz multi-function electrodes. The radiolucent and sterile Stat Padz are a further diversification of the Company's disposable product line. Radiolucent Stat Padz are made from a specially formulated conductive material which is virtually invisible to X-ray. The Sterile Stat Padz are specially packaged and sterilized allowing for use in surgical and other sterile environments.

     In addition to the disposable multi-function electrodes, the Company sells both a pacing-only electrode for use on adults and children (NTP 2000 and 2100) and standard ECG electrodes. The Company expects that the growing installed base of its pacing and defibrillation devices will generate increased demand for its disposable electrodes.

PRODUCT DESIGN AND NEW PRODUCT DEVELOPMENT

     The Company's strategy has been to improve and expand its product line through the application of its proprietary technology to both devices and disposable electrodes. The Company pursues a multi-disciplinary approach to product design. The primary disciplines comprising the Company's current research and development program are mechanical, software and electronic design, which includes both digital (microprocessor) and analog (high voltage) design.

     The Company plans to focus its research and development efforts on the design of safer, more clinically efficacious, user friendly and cost effective manual and semi-automatic defibrillators. The company also intends to continue its research and development with respect to noninvasive pacing and defibrillation technologies. The Company also intends to continue its research and development with respect to disposable electrodes and electrode materials, which includes all phases of electrode design, testing and manufacture.

SALES AND MARKETING

     The Company employs a direct North American sales force consisting of 62 full-time sales people as of September 28, 1996, including eight regional managers for North American Sales. In addition, the Company uses three distributors to service certain less accessible geographic areas. The Company's North American marketing efforts are directed from its headquarters in Burlington, Massachusetts, with the sales force calling on hospitals and ambulance/paramedic services across the United States. Significant involvement by the sales person is generally required to establish new customers. A sales person must call on multiple parties within a hospital, including both the primary decision maker for the hospital area in which the device is to be used (e.g., cardiac care unit or emergency room) and the hospital administrators or equipment purchasing committees. By employing a direct sales force, the Company retains greater flexibility and control of its marketing efforts. The sales force reinforces its ties to its customers by training the users of the products in their operation. The Company has recruited an experienced EMS specialist sales team to provide coordination, special knowledge, and customer service in the Zoll 1600 sales program.

     Beginning in 1990, the Company began an aggressive effort to penetrate the international market. The Company has established a network of approximately 63 distributors in targeted international markets. International operations are based in the Netherlands, with regional managers in Europe, Latin America and the Far East. The company has established a direct sales subsidiary in the United Kingdom. In 1992 the Company entered into a distributorship agreement with a Japanese company for the sale of the Company's products in Japan. In 1994, the Company entered into an agreement with a German company to be the exclusive distributor of Zoll products to the hospital market in Germany. The Company believes that there is significant growth potential in the international market.


MANUFACTURING

     Each of the Company's devices are assembled by the Company from components which are manufactured by outside vendors to Company specifications. Detailed vendor qualification requirements are set and verified by the Company. Many critical components are manufactured and tested by such vendors utilizing the Company's own tooling and test stations. The completed devices are tested by the Company to determine compliance with its engineering and quality assurance specifications.

     All of the Company's disposable electrodes are manufactured by the Company from raw material which is purchased in bulk. Each step of the manufacturing process is qualified and validated so that the units produced consistently meet performance requirements.

     Certain materials and components used in the Company's devices and electrodes are purchased from various single sources. Although the Company believes that alternative sources of supply for such materials and components could be developed over a relatively short period of time, the failure to secure such alternative sources when needed could have a material adverse effect on the Company's business.

COMPETITION

     The domestic and international markets for the Company's products are highly competitive. Some of the Company's competitors have significantly greater financial, technical, research and development or marketing resources than the Company.

     The Company's principal competitor is Physio-Control Corporation ("Physio"), formerly a subsidiary of Eli Lilly and Company. Management believes that Physio has a dominant position in the cardiac resuscitation equipment industry. Physio is the only competitor that competes across the Company's entire product line and also offers automated portable defibrillators.

     The Company believes that the principal competitive factors in the hospital market for cardiac resuscitation equipment are clinical efficacy, reliability, safety, ease of use and standardization. In the pre-hospital market, in addition to the foregoing considerations, portability (small size and light weight), durability and a reliable battery system are significant competitive factors. The Company believes that its products compete favorably with respect to each of these factors.

PATENTS AND PROPRIETARY TECHNOLOGY

     The Company's United States pacing system patent, which expires in 1999, covers the combination of the duration and shape of the pacing pulse and the characteristics of the electrodes. Corresponding patents have been issued in Canada, France, United Kingdom and Japan. Several additional U.S. patents have been issued relating to other techniques for non-invasive cardiac pacing. Corresponding patents are pending internationally.

     Additionally, several United States patents related to features of the 1400, 1600 and 2000 pacer/defibrillators, Powercharger and Stat Padz[trademark] electrodes have recently been issued. Foreign patents relating to the 1400/1600/2000 pacer/defibrillators, and Stat Padz[trademark] electrodes are pending.

     Although the validity of the Company's United States pacing system patent has been upheld by the United States Court of Appeals for the Federal Circuit, there can be no assurance that any other patents will prove to be enforceable, that any patents will be issued as a result of pending or future application, or that competitors will not develop functionally similar devices outside the protection of any patents the Company has or may obtain. The Company intends to protect its proprietary technology aggressively and may incur in the future, substantial expenses relating to the protection of its patents or other intellectual property.

     The Company also relies on trade secrets and proprietary know-how, particularly with respect to its disposable electrodes. Although the Company seeks to protect such information, in part through the use of confidentiality agreements, there can be no assurance that the Company's trade secrets and proprietary know-how will not become known to or independently developed by competitors.

GOVERNMENT REGULATION

     The manufacture and sale of the Company's products are subject to extensive regulation by numerous governmental authorities, principally by the United States Food and Drug Administration (the "FDA") and corresponding foreign agencies. The FDA administers the Federal Food, Drug and Cosmetic Act, as amended (the "FDA Act"). The Company is subject to the standards and procedures respecting the manufacture of medical devices contained in the FDA Act and the regulations promulgated thereunder and is subject to inspection by the FDA for compliance with such standards and procedures.

     The Company's products have been classified by the FDA as Class II devices (defibrillation only), and as Class III devices (pacing /defibrillation). These devices must secure either a 510(k) pre-market notification clearance or an approved Pre-Market Approval Application ("PMA") before they can be introduced into the United States market. The process of obtaining 510(k) clearance typically takes several months and involves the submission of limited clinical data supporting assertions that the product is substantially equivalent to another medical device on the market prior to 1976. The PMA process typically requires substantially more time than does 510(k) clearance and requires the submission of significant quantities of clinical data and supporting information. Delays in obtaining either 510(k) or if necessary, PMA clearance could have an adverse effect on the introduction of future products.

     Every company that manufactures or assembles medical devices is required to register with the FDA and to adhere to certain "good manufacturing practices," which regulate the manufacture of medical devices and prescribe record keeping procedures and provide for the routine inspection of facilities for compliance with such regulations. The FDA also has broad regulatory powers in the areas of clinical testing, marketing and advertising of medical devices. The Company believes that the FDA has increased its scrutiny of the medical device market over the past several years.

     The Company is also subject to regulation in each of the foreign countries in which it sells its products. Many of the regulations applicable to the Company's products in such countries are similar to those of the FDA. However, the national health or social security organizations of certain countries require the Company's products to be qualified before they can be marketed in those countries. No assurance can be given that such clearances will be obtained.

     Regulations regarding the manufacture and sale of products such as the Company's are subject to change. The Company cannot predict what impact, if any, such changes might have on its business. Compliance with domestic and foreign government regulations, which are stringent and subject to change, and delays in regulatory approvals, may have a material adverse impact on the Company.

EMPLOYEES
     As of September 28, 1996, the Company had 307 full-time and 11 part-time employees. The Company expects to employ additional personnel as it expands its operations. Management believes that its relations with its employees are excellent.

ITEM 2. PROPERTIES

     The Company's facilities are located in Burlington, Massachusetts and Pawtucket, Rhode Island. The Company's executive headquarters are located at the Burlington facility, along with its research and development and its device manufacturing operations. The Company owns a 33,000 square foot building in Rhode Island which it uses to manufacture its disposable products. The Company leases approximately 70,000 square feet of office and assembly space in Burlington under a lease expiring August 2003. The Company believes that its current facilities will be adequate for its current needs.

ITEM 3. LEGAL PROCEEDINGS

     In the course of normal operations, the Company is involved in litigation arising from commercial disputes and claims of former employees which management believes will not have a material impact on the Company's financial position or its results of operations.

     In addition, the Company and certain present and former officers are defendants in a lawsuit regarding shareholder claims. In light of the inherent uncertainties of the litigation, it is not possible to predict with absolute certainty the likely outcome of the litigation. The Company expects that if the litigation is brought to trial, the cost of defense may be significant. However, the Company believes it has meritorious defenses to the lawsuit, and that therefore the disposition of the lawsuit will not have a material impact on the Company's financial position or its results of operations.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not Applicable.


EXECUTIVE OFFICERS OF REGISTRANT

      Name              Age                    Position

Rolf S. Stutz           47     Chairman of the Board and Chief Executive Officer

Richard A. Packer       39     President, Chief Operating Officer and Director

William J. Knight       47     Vice President - Administration and Chief
                               Financial Officer

Patrick A. Maley        46     Vice President - Sales & Marketing

Frits J. Borst          54     Vice President - International Operations

Donald Boucher          44     Vice President - Research and Development

Ward M. Hamilton        49     Vice President - Marketing

     Mr. Stutz joined the Company as President, Chief Executive Officer and director in 1983. From 1978 to 1983, Mr. Stutz held a variety of domestic and international management positions with Millipore Corporation, a manufacturer of high technology membrane filtration and purification products for the analytical pharmaceutical and microelectronics markets. Mr. Stutz received an A.B. from the University of North Carolina and an M.B.A. from the Harvard Graduate School of Business Administration. He is a director of Hemasure Corporation, Cambridge Heart, Inc. , and Lifecor, Inc.

     Mr. Packer joined the Company in 1992 and has served as President, Chief Operating Officer and director since May 1996. Since 1992 he has served as Chief Financial Officer and Vice President of Operations of the Company. Prior to this time, Mr. Packer served from 1987 to 1992 as Vice President of various functions for Whistler Corporation, a consumer electronics company. Mr. Packer has received B.S. and M. Eng. degrees from the Rensselaer Polytechnic Institute and an M.B.A. from the Harvard Graduate School of Business Administration.

     Mr. Knight joined the Company in August 1996 as the Vice President of Administration and Chief Financial Officer. From 1989 to 1996, Mr. Knight served as Vice President and Corporate Controller of Analytical Technology, Inc., a manufacturer of scientific instrumentation. Prior to that Mr. Knight was Vice President, Chief Financial Officer and one of the founders of Mattson Instruments, Inc., a manufacturer of scientific instrumentation.

     Mr. Maley joined the Company as Vice President of Sales & Marketing in January 1996. From 1992 to 1995 Mr. Maley served as Vice President of Marketing for one of Boston Scientific's cardiology divisions. Prior to that he held various vice president and management positions with Advance Surgical Intervention and Alcon Surgical , manufacturers of medical devices in urology and ophthalmic specialties, respectively. Mr. Maley has received an M.B.A. from the University of California.

     Mr. Borst joined the Company as Vice President of International Operations in October 1993. Prior to joining the Company, Mr. Borst served from 1978 to 1993 with Datascope Corporation, most recently as Director of Sales & Marketing for their international division.

     Mr. Boucher joined the Company as Vice President of Research and Development in December 1993. Prior to joining the Company, Mr. Boucher served from 1977 to 1993, with Corometrics Medical Systems, Inc., a manufacturer of fetal and neonatal monitors most recently as Vice President of Engineering.

     Mr. Hamilton joined the Company as Vice President of Marketing in February 1992. Prior to this time, Mr. Hamilton served from 1985 to 1991 as Director of New Business Development and Director of Marketing for ACLS products for Laerdal Medical Corporation, a manufacturer of portable automated defibrillators, and from 1977 to 1985 as Marketing Manager for defibrillators and noninvasive blood pressure monitors for Datascope Corporation.


PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's common stock is traded on the National Association of
Securities Dealers Automated Quotation (NASDAQ) National Market System under the symbol "ZOLL." The following table sets forth the high and low sales prices during the calendar quarters specified:
                                         SALES PRICE
                     ---------------------------------------------------
                              1996                        1995
                     -----------------------   -------------------------
                       HIGH          LOW          HIGH           LOW
                     ---------    ----------   -----------    ----------
FIRST QUARTER         $ 9-3/4      $ 7-1/2       $16-1/4        $ 9
SECOND QUARTER         13-1/4        8-1/2        16-1/2         10-1/8
THIRD QUARTER          18-1/4       11-1/2        15-1/4         10-1/4
FOURTH QUARTER         17-1/4       10-1/2        14              9-1/4

     The Company has never declared or paid cash dividends on its capital stock. The Company currently intends to retain any future earnings to finance the growth and development of its business and therefore does not anticipate paying any cash dividends in the foreseeable future.

     As of September 28, 1996, there were 209 stockholders of record of the Company's Common Stock. The Company believes there were substantially in excess of 1,000 beneficial holders of the Common Stock.


ITEM 6. SELECTED FINANCIAL DATA

     The following selected consolidated financial data for fiscal years 1992 through 1996 are qualified in their entirety by reference to the more fully detailed consolidated financial statements and the report of independent auditors thereon which are included elsewhere herein.
        SELECTED FINANCIAL DATA
                                                               YEAR ENDED
                                         -----------------------------------------------------
                                         SEPT. 28,  SEPT. 30,   OCT. 1,   SEPT. 25,  SEPT. 26,
                                           1996       1995        1994      1993       1992
                                         ---------  ---------   -------   ---------  ---------
(000's omitted, except in per share data)
Income Statement Data:
Net sales                                 $54,762    $45,664    $47,533    $38,060    $21,301
Cost of goods sold                         24,390     20,384     19,943     15,619      8,764
                                          -------    -------    -------    -------    -------

Gross profit                               30,372     25,280     27,590     22,441     12,537
Expenses:
        Selling and marketing              16,709     15,553     12,876     10,497      6,871
        General administrative              4,423      4,151      4,075      3,143      1,872
        Research and development            4,355      4,360      5,253      3,047      1,522
                                          -------    -------    -------    -------    -------
             Total expenses                25,487     24,064     22,204     16,687     10,265
                                          -------    -------    -------    -------    -------

Income from operations                      4,885      1,216      5,386      5,754      2,272
Net investment income                         286        243        289        215       (172)
                                          -------    -------    -------    -------    -------

Income before taxes                         5,171      1,459      5,675      5,969      2,100

Provision for income taxes                  1,758        496      2,043      2,148        504
                                          -------    -------    -------    -------    -------
Net income                                $ 3,413    $   963    $ 3,632    $ 3,821    $ 1,596
                                          =======    =======    =======    =======    =======

Earnings per share                        $  0.55    $  0.16    $  0.58    $  0.61    $  0.33

Weighted average common and
equivalent shares outstanding               6,243      6,203      6,274      6,257      4,836

Balance Sheet Data:
Working capital                           $25,150    $23,850    $23,415    $20,118    $15,383
Total assets                               42,089     36,139     35,621     30,494     22,173
Total long-term debt, excluding current
 portion                                      661        767        894         18         54
Stockholders' equity                       33,422     29,590     28,337     24,070     18,014


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The discussion as follows should be read in conjunction with "Business" (Item 1), "Selected Consolidated Financial Data" (Item 6) and the Consolidated Financial Statements and Notes (Item 8).

1996 COMPARED TO 1995

The Company's net sales increased 20% to $54,762,000 for the year ended September 28, 1996 from $45,664,000 for the year ended September 30, 1995. The increase was primarily attributable to a 127% increase in domestic defibrillator sales to the pre-hospital market, a 51% increase in sales to international markets and a 9% increase in disposable electrode sales.

Gross profit as a percentage of sales remained at 55%

Selling and marketing expenses decreased as a percentage of sales to 30% from 34%. Selling and marketing expenses increased 7% to $16,709,000 from $15,553,000. Of this increase, $903,000 was due to higher payroll related costs and travel expenditures due to higher staffing levels in North America; $525,000 was due to higher international selling expenditures and $170,000 was due to increased product services and support. These amounts were partially offset by a $400,000 decline in marketing related expenses for promotion and advertising activities, including the costs associated with new product introductions during 1995.

General and administrative expenses decreased as a percentage of sales to 8% from 9%. General and administrative expenses increased 7% to $4,423,000 from $4,151,000. This increase was due to increases in general operating expenses.

Research & development expenses decreased as a percentage of sales to 8% from 10%. Research and development expenses were essentially unchanged at $4,355,000 vs. $4,360,000 for 1995.

Net investment income increased to $287,000 from $243,000. The increase was due primarily to higher returns generated on the investment portfolios.

At September 28, 1996, the Company has available tax loss carryforwards of approximately $1,271,000 of which $753,000 expire at various dates through 2002 and $518,000 of which have an indefinite life. Approximately $1,118,000 of the tax loss tax loss carryforward is attributable to the Company's foreign operations and is not available to offset domestic taxable income.

1995 COMPARED TO 1994

The Company's net sales decreased 4% to $45,664,000 for the year ended September 30, 1995 from $47,553,000 for the year ended October 1, 1994. The decline was primarily attributable to a 21% decline in the volume of equipment sales to the domestic hospital market as a result of the nationwide trend toward consolidation and restructuring of health care providers. This decline was partially offset by a 44% increase in international sales and a 9% increase in disposable electrode sales.

Gross profit as a percentage of sales decreased to 55% from 58%, primarily due to changes in the mix of products sold and lower inventory production levels.

Selling and marketing expenses increased as a percentage of sales to 34% from 27%. Selling and marketing expenses increased 21% to $15,553,000 from $12,876,000. Of this increase, $1,203,000 was due to higher payroll related costs and travel expenditures because of higher staffing levels in North America; $587,000 was due to increased product service and support; $540,000 was due to higher international selling expenditures; $245,000 was due to higher marketing related activities for promotion and advertising activities related to the introduction of two new lines of products during the year.

General and administrative expenses as a percentage of sales remain at 9%. General and administrative expenses increased to $4,151,000 from $4,075,000. This increase was due primarily to increased payroll and related costs.

Research and development expenses as a percentage of sales decreased to 10% from 11%. Research and development expenses decreased to $4,360,000 from $5,253,000. The decrease was due the substantial completion of research and development activities related to the release of new products in 1995.

Net investment income decreased to $243,000 from $289,000. This reduction was due primarily to a $65,000 increase in interest expense, due to higher average long term debt outstanding during the year.

The Company's effective tax rate for the year ended September 30, 1995 decreased to 34% from 36%. This was due to a decrease in the Company's marginal tax rate, which was partially offset by an increase in tax expense from unanticipated foreign losses. At September 30, 1995, the Company had available tax loss carryforwards of approximately $1,132,000 which expire at various dates through 2002. Approximately $935,000 of the tax loss carryforward is attributable to the Company's foreign operations and is not available to offset domestic taxable income.


LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and investments at September 28, 1996 was $7,927,000 compared to $6,645,000 at September 30, 1995, an increase of $1,282,000. Cash provided by operating activities for the year ended September 28, 1996 increased $4,438,000 over the same period in 1995. This increase was due to increased earnings.

The amount of cash required to fund investing activities was $5,852,000 higher for the year ended September 28, 1996 compared to the same period in 1995. The increase was primarily due to increased investments, including the Company's $2,000,000 investment in the common stock of Lifecor, Inc.

Cash provided by financing activities increased $188,000 for the year ended September 28, 1996 primarily due to an increase in the exercise of stock options in 1996 as compared to 1995.

The Company maintains a line of credit with its bank. Under this working capital line, the Company may borrow up to $3,000,000 on a demand basis, and bears interest at the bank's base rate (8.25% at September 28, 1996). The full amount of the line was available to the Company at September 28, 1996.

The Company expects that the combination of existing funds, cash generated from operations and its existing line of credit will be adequate to meet its liquidity and capital requirements, including its purchase of Westech Mobile Solutions, Inc. for the foreseeable future.


SAFE HARBOR STATEMENTS

Except for the historical information contained herein, the matters set forth herein are forward looking statements that are subject to certain risks and uncertainties that could cause actual results to differ materially from those set forth in the forward looking statements. Such risks and uncertainties include, but are not limited to: product demand and market acceptance risks, the effect of economic conditions, results of pending or future litigation, the impact of competitive products and pricing, product development and commercialization, technological difficulties, the government regulatory environment, trade environment, capacity and supply constraints or difficulties, the results of financing efforts, actual purchases under agreements, and the effect of the Company's accounting policies.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Consolidated Financial Statements, Notes thereto, Independent Auditors Report, Quarterly Financial Data (Unaudited) and Supplementary Schedule are listed under Part IV, Item 14, in this report.


ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not Applicable.

PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information appearing in the Company's Proxy Statement for its 1997 Annual Meeting of Stockholders (the "Proxy Statement") under the caption "Proposal I - Election of a Class of Directors" is incorporated herein by this reference. Information regarding Executive Officers of the Company called for by
Item 10 is set forth at the end of Part I of this Report under the caption "Executive Officers of Registrant."


ITEM 11. EXECUTIVE COMPENSATION

     The information appearing in the Proxy Statement under the captions "Proposal I - Election of a Class of Directors" and "Executive Compensation" is incorporated herein by this reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information appearing in the Proxy Statement under the captions "Proposal I - Election of a Class of Directors" and "Other Matters -- Principal Stockholders" is incorporated herein by this reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information appearing in the Proxy Statement under the captions "Proposal I - Election of a Class of Directors" and "Certain Relationships" is incorporated herein by this reference.



PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

   (a)(1)     The following Consolidated Financial Statements, Notes
              thereto and Independent Auditors' Report of the company are filed on the pages listed below, as part of Part II, Item 8 of this report:
                                                                        Page
                                                                        ----

              Report of Independent Auditors                             F-1
              Consolidated Balance Sheets                                F-2
              Consolidated Income Statements                             F-3
              Consolidated Statements of Stockholders' Equity            F-4
              Consolidated Statements of Cash Flows                      F-5
              Notes to Consolidated Financial Statements              F-6 - F-12

   (a)(3)     The following Consolidated Financial Statement
              Schedules are included herein:

              Schedule VIII -  Valuation Accounts                        S-1

All other schedules have been omitted since the required information is not presented, the amounts are not sufficient to require submission of the schedules or because the information is included in the consolidated financial statements.

   (a)(3) The following is a complete list of Exhibits filed or incorporated by reference as part of this Report:

         3.1     Restated Articles of Organization.*
         3.2     Amended and Restated By-laws.*
         10.1    1992 Stock Option Plan.*
         10.2    1983 Incentive Stock Option Plan, as amended and restated
                 February 6, 1990.*
         10.3    Revolving Loan and Security Agreement dated March 9, 1992
                 between the Company and Brown Brothers Harriman & Co.*
         10.4.1  License Agreement dated as of November 21, 1984 between the
                 Company and S&W Medico Teknik A/S.*
         10.4.2  License Agreement dated as of April 8, 1987 between the
                 Company and S&W Medico Teknik A/S.*
         10.4.3  Amendment to License Agreement dated January 1, 1990 between the Company and S&W Medico Teknik A/S.*
         10.5    Stock Purchase Agreement dated July 1, 1985, as amended as of
                 May 24, 1991, among the Company and certain purchasers of the
                 Company's Common Stock and Preferred Stock.*
         10.8    Distributorship Agreement dated as of June 15, 1992 between the
                 Company and Fukuda Denshi Co., Ltd.*
         10.9    Employment Agreement dated July 19, 1996 between the Company and Rolf S. Stutz regarding Mr. Stutz's employment. **
         10.10   Employment Agreement dated July 19, 1996 between the Company and Richard A. Packer regarding Mr. Packer's employment. **
         10.11   Non Employee Directors' Stock Option Plan dated April 23, 1996
         21.1    Subsidiaries of the Company.**
         23.1    Consent of Ernst & Young LLP.**
         27      Financial Data Schedule **
(b)              No reports on Form 8-K were filed by the Company during the last quarter of the period covered by this Report.

* Incorporated by reference from the Company's Registration Statement on Form S-1, as amended, under the Securities Act of 1933 (Registration Statement No. 33-47937).

**       Filed herewith.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on December 27, 1996.

                                                        ZOLL MEDICAL CORPORATION

                                                        By: /s/ Rolf S. Stutz
                                                           ---------------------
                                                           Rolf S. Stutz
                                                           Chairman and Chief
                                                            Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

      Signature                          Title                            Date
      ---------                          -----                            ----
/s/ Rolf S. Stutz                  Chairman and Chief                December 27, 1996
-----------------------------          Executive Officer
Rolf S. Stutz                      (Principal Executive Officer)


/s/ William J. Knight              Chief Financial Officer           December 27, 1996
-----------------------------      (Principal Financial
William J. Knight                      and Accounting Officer)

/s/ Richard A. Packer              President, Chief Operating        December 27, 1996
-----------------------------          Officer and Director
Richard A. Packer


/s/ Willard M. Bright              Director                          December 27, 1996
-----------------------------
Willard M. Bright


/s/ Thomas M. Claflin              Director                          December 27, 1996
-----------------------------
Thomas M. Claflin, II


/s/ C. William Zadel               Director                          December 27, 1996
-----------------------------
C. William Zadel


/s/ Noah T. Herndon                Director                          December 27, 1996
-----------------------------
Noah T. Herndon


/s/ M. Stephen Heilman             Director                          December 27, 1996
-----------------------------
M. Stephen Heilman

                                       19

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

Board of Directors and Stockholders
Zoll Medical Corporation


     We have audited the accompanying consolidated balance sheets of Zoll Medical Corporation as of September 28, 1996 and September 30, 1995, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended September 28, 1996. Our audits also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of ZOLL Medical Corporation at September 28, 1996 and September 30, 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 28, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




                                                    ERNST & YOUNG LLP


Boston, Massachusetts
November 21, 1996

                 Z O L L  M E D I C A L  C O R P O R A T I O N

                    C O N S O L I D A T E D  B A L A N C E  S H E E T S
(000's omitted)
                                                                       SEPT. 28,  SEPT. 30,
                                 ASSETS                                  1996       1995
                                                                       ---------  ---------
CURRENT ASSETS:
        Cash and cash equivalents                                       $ 4,962    $ 5,595
        Investments                                                       2,965      1,050
        Accounts receivable, less allowance of $888                      16,271     13,996
             at September 28, 1996; $786 at September 30, 1995
        Inventories:
             Raw materials                                                2,319      3,059
             Work-in-process                                              1,951      1,192
             Finished goods                                               3,096      3,077
                                                                        -------    -------
                                                                          7,366      7,328
        Prepaid expenses and other current assets                         1,203      1,228
                                                                        -------    -------
             TOTAL CURRENT ASSETS                                        32,767     29,197
Property and equipment at cost:
        Land and building                                                   997        986
        Machinery and equipment                                           8,313      6,705
        Tooling                                                           2,327      2,172
        Furniture and fixtures                                              584        502
        Leasehold improvements                                              710        694
                                                                        -------    -------
                                                                         12,931     11,059
        Less accumulated depreciation                                     6,141      4,699
                                                                        -------    -------
             Net property and equipment                                   6,790      6,360
Other assets, net                                                         2,532        582
                                                                        =======    =======
                                                                        $42,089    $36,139
                                                                        =======    =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
        Accounts payable                                                $ 2,832    $ 2,112
        Accrued expenses and other liabilities                            4,671      3,123
        Current maturities of long-term debt                                114        112
                                                                        -------    -------
              Total current liabilities                                   7,617      5,347
Deferred income taxes                                                       389        435
Long-term debt                                                              661        767
Commitments and contingencies
Stockholders' equity
        Preferred stock, $.01 par value, authorized 1,000 shares,
             none issued and outstanding
        Common stock, $.02 par value, authorized 19,000 shares,
             6,174 and 6,117 issued and outstanding at
             September 28, 1996 and September 30, 1995, respectively        124        122
        Capital in excess of par value                                   20,540     20,123
        Retained earnings                                                12,758      9,345
                                                                        -------    -------
             Total stockholders' equity                                  33,422     29,590
                                                                        -------    -------
                                                                        $42,089    $36,139
                                                                        =======    =======

                 See notes to consolidated financial statements.

                 Z O L L  M E D I C A L  C O R P O R A T I O N

             C O N S O L I D A T E D  I N C O M E  S T A T E M E N T S
                                                           YEAR ENDED
                                              ----------------------------------
                                              SEPT. 28,    SEPT. 30,     OCT. 1,
(000's omitted, except per share amounts)       1996         1995         1994
                                              ---------    ---------     -------
Net sales                                      $54,762      $45,664      $47,533
Cost of goods sold                              24,390       20,384       19,943
                                               -------      -------      -------

Gross profit                                    30,372       25,280       27,590

Expenses:
      Selling and marketing                     16,709       15,553       12,876
      General administrative                     4,423        4,151        4,075
      Research and development                   4,355        4,360        5,253
                                               -------      -------      -------

      Total expenses                            25,487       24,064       22,204

Income from operations                           4,885        1,216        5,386

Investment income                                  378          336          315

Interest expense                                    92           93           26

                                               -------      -------      -------
Income before income taxes                       5,171        1,459        5,675
Provision for income taxes                       1,758          496        2,043
                                               -------      -------      -------

Net income                                     $ 3,413      $   963      $ 3,632
                                               =======      =======      =======

Earnings per share                             $  0.55      $  0.16      $  0.58
                                               =======      =======      =======

Weighted average common and
      equivalent shares outstanding              6,243        6,203        6,274

                 See notes to consolidated financial statements.

                                                                             F-4
                      Z O L L  M E D I C A L  C O R P O R A T I O N

         C O N S O L I D A T E D  S T A T E M E N T S  O F  S T O C K H O L D E R S '  E Q U I T Y

                                                                CAPITAL IN                     TOTAL
                                          COMMON                 EXCESS OF     RETAINED     STOCKHOLDERS'
(000's omitted)                           SHARES      AMOUNT     PAR VALUE     EARNINGS        EQUITY
                                          ------      ------    ----------     --------     -------------
Balance at September 25, 1993              6,005       $120       $19,200       $ 4,750       $24,070


    Exercise of stock options                 66          1           213                         214
    Tax benefit realized upon exercise
      of stock options                                                421                         421
    Net income                                                                    3,632         3,632
                                           -----       ----       -------       -------       -------
Balance at October 1, 1994                 6,071        121        19,834         8,382        28,337

    Exercise of stock options                 46          1           153                         154
    Tax benefit realized upon exercise
      of stock options                                                136                         136

    Net income                                                                      963           963
                                           -----       ----       -------       -------       -------
Balance at September 30, 1995              6,117        122        20,123         9,345        29,590


    Exercise of stock options                 57          2           344                         346
    Tax benefit realized upon exercise
      of stock options                                                 73                          73
    Net income
                                                                                  3,413         3,413
                                           -----       ----       -------       -------       -------

Balance at September 28, 1996              6,174       $124       $20,540       $12,758       $33,422
                                           =====       ====       =======       =======       =======



                 See notes to consolidated financial statements.

                 Z O L L  M E D I C A L  C O R P O R A T I O N

               C O N S O L I D A T E D  S T A T E M E N T S  O F  C A S H  F L O W
                                                                          YEAR ENDED
                                                              --------------------------------
                                                              SEPT. 28,   SEPT. 30,    OCT. 1,
(000's omitted)                                                 1996        1995        1994
                                                              ---------   ---------    -------
Operating Activities:                                          $ 3,413     $   963     $ 3,632
   Net income
Changes not affecting cash:
   Depreciation and amortization                                 1,539       1,416       1,250
   Accounts receivable allowances                                  102         123         648
   Provision for warranty expense                                  121          53         378
   Deferred income taxes                                           133           3         (83)
   Loss on disposal of property and equipment                       --           7         147
   Changes in assets and liabilities:
   Accounts receivable                                          (2,377)     (1,822)     (3,747)
   Inventories                                                     (38)        297      (3,484)
   Prepaid expenses and other current assets                      (154)        (93)       (243)
   Accounts payable and accrued expenses                         2,147        (499)       (590)
                                                               -------     -------     -------
        Cash provided by (used for) operating activities         4,886         448      (2,092)


Investing Activities:
   Additions to property and equipment                          (1,872)     (2,196)     (2,954)
   Additions to  investments                                    (4,674)     (2,482)     (4,981)
   Redemption of investments                                     2,759       4,662       7,045
   Other assets                                                    (47)         34        (161)
   Investment in common stock of Lifecor, Inc.                  (2,000)         --          --
                                                               -------     -------     -------
        Cash provided by (used for) investing activities        (5,834)         18      (1,051)


    Financing Activities:
    Exercise of stock options, including income tax benefit        419         290         635
    Repayment of long-term debt                                   (104)       (163)        (59)
    Proceeds from long-term debt                                    --          --         900
                                                               -------     -------     -------
          Cash provided financing activities                       315         127       1,476
                                                               -------     -------     -------
          Net increase (decrease) in cash                         (633)        593      (1,667)
          Cash and cash equivalents at beginning of year         5,595       5,002       6,669
                                                               -------     -------     -------
          Cash and cash equivalents at end of year             $ 4,962     $ 5,595     $ 5,002
                                                               =======     =======     =======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid during the year:
          Income taxes                                         $ 1,556     $   469     $ 1,549
          Interest                                                  92          93          26

SUPPLEMENTAL DISCLOSURES OF NON CASH INVESTING ACTIVITIES:
    Capital lease obligations                                       --     $    20     $   114

                 See notes to consolidated financial statements.

                            ZOLL MEDICAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A - SIGNIFICANT ACCOUNTING POLICIES

     Description of Business: ZOLL Medical Corporation (the Company) designs, manufactures and markets an integrated line of proprietary, noninvasive cardiac resuscitation devices and disposable electrodes. The Company's products are used for the emergency resuscitation of cardiac arrest victims.

     Principles of Consolidation: The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

     Fiscal Year: The company's fiscal year ends on the Saturday closest to September 30. The year ended September 28, 1996 and September 30, 1985 included 52 weeks while the year ended October 1, 1994 included 53 weeks.

     Cash and Cash Equivalents: The Company considers all highly liquid instruments with an original maturity of three months or less to be cash equivalents. Substantially all cash and cash equivalents are invested in a money market investment account. These amounts are stated at cost which approximates market.

     Inventories: Inventories, principally purchased parts, are valued at the lower of first-in, first-out (FIFO) cost or market. Market is replacement value for raw materials and net realizable value, after allowance for estimated costs of completion and disposal, for work-in-process and finished goods.

     Property and Equipment: The Company provides depreciation using the straight-line method over the useful life of the assets, which is three to forty years. Leasehold improvements and equipment under capital leases are being amortized over the life of the lease.

     Product Warranty: Expected future product warranty liability, included in accrued expenses and other liabilities, are recognized at the time of sale for all products covered under warranty. Warranty periods range from one to five years.

     Earnings Per Share: Earnings per share data are computed using the weighted average number of shares of Common Stock outstanding and common equivalent shares (using the treasury stock method).

     Long-Lived Assets: In 1996, the Company adopted Statement of Financial Accounting Standards No. 121 " Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (FAS 121). FAS 121 requires that a loss be recognized whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The adoption of this statement had no material impact on the financial position or results of operations of the Company.

     Reclassifications: Certain reclassifications have been made to the prior year's consolidated financial statements to conform to the 1996 presentation.

     Stock Option Plans: The Company accounts for its stock compensation awards under the provisions of APB No. 25 "Accounting for Stock Issued to Employees" and will continue to do so in the future.

NOTE B - INVESTMENTS

     Investments in equity securities and debt securities are classified as available for sale at September 28, 1996. Available for sale securities consisted of $1,250,000 of money market preferred stock, $1,105,000 of federal obligations and $610,000 of state and local municipal securities at September 28, 1996. The securities are carried at fair value, with unrealized gains and losses, net of tax, reported in a separate component of stockholders' equity. At September 28, 1996, there was no difference between the cost basis and the estimated market value on the security portfolio. The maturity periods on the securities held were all due within one year.

     The cost of securities sold is based on the specific identification method. Realized gains and losses and declines in value judged to be other than temporary are included in investment income.

     During 1996 the Company invested $2 million in the common stock of Lifecor, Inc., which represents approximately 6% of their outstanding common stock. The Company accounts for this investment at cost, which approximates market. This investment is included in other assets on the balance sheet.

NOTE C - STOCKHOLDERS' EQUITY

     Preferred Stock: The Board of Directors is authorized to fix the designations, relative rights, preferences, and limitations on the Preferred Stock at the time of issuance.

     Stock Option Plans: The Company's 1983 and 1992 stock option plans provide for the granting of options to officers and other key employees to purchase the Company's Common Stock at a purchase price, in the case of incentive stock options, at least equal to the fair market value per share of the outstanding common stock of the Company at the time the option is granted, as determined by the Compensation committee of the Board of Directors. The number of shares originally authorized for these plans was 1,610,000. Options are no longer granted under the 1983 plan. Options become exercisable ratable over four years and have a maximum duration of 10 years. Approximately 772,000 shares of Common Stock are reserved for issuance under the Company's stock option plan as of September 28, 1996.

Activity as to stock options under the two plans is as follows:
                                                                              YEAR ENDED
                                                                ----------------------------------------
                                                                 SEPT. 28,      SEPT. 30,      OCT. 1,
                                                                    1996          1995          1994
                                                                -----------    -----------   -----------
Outstanding at the beginning of the year                               623            550           544
Granted during the year                                                230            197            80
Exercised during the year                                             (57)           (46)          (66)
Canceled during the year                                              (65)           (78)           (8)
                                                                -----------    -----------   -----------
Outstanding at the end of the year                                     731            623           550
                                                                ===========    ===========   ===========
Price range per share of outstanding options                    $.50-14.75     $.31-38.25    $.31-38.25
                                                                ===========    ===========   ===========

Average price per share of outstanding options                  $    11.31     $    16.73    $    16.87

Price range per share of exercised options                      $.31-14.00     $.31-10.00    $.31-21.75
                                                                ===========    ===========   ===========

Exercisable at the end of the year                                     129            264           213
                                                                ===========    ===========   ===========

Available for grant at the end of the year                              41            206            22
                                                                ===========    ===========   ===========

Under the Company's 1992 stock option plan 166,900 options ranging in option price from $14.00 to $14.50 per share were repriced to $8.75 per share and 227,750 options ranging in price from $21.75 to $38.25 were repriced to $14.50 per share, during 1996. These transactions occurred by cancelling the existing options and granting new options at the fair market value at the date of repricing. The purpose of these transactions was to restore the incentive effect of such options.

NOTE D - ACCRUED LIABILITIES

         Accrued liabilities consist of:
                                                      SEPT. 28,  SEPT. 30,
                                                        1996       1995
                                                      ---------  ---------
         Accrued salaries and wages                    $2,086     $  984
         Accrued warranty expense                         721        600
         Accrued income taxes                             394        224
         Other accrued expenses                         1,470      1,315
                                                       ------     ------
       Total accrued expenses and other liabilities    $4,671     $3,123
                                                       ======     ======

NOTE E - INDEBTEDNESS

The Company maintains an unsecured line of credit with its bank. Under this working capital line, the Company may borrow up to $3,000,000 on a demand basis. This line of credit bears interest at 3/4% above the bank's base rate (8.25% at September 28, 1996). The full amount of the line was available to the Company at September 28, 1996.

In 1994, the Company purchased land and building, which replaced leased operating facilities, for $900,000. The land and building are mortgaged under a $900,000 bank note bearing interest at 8.2%. The mortgage requires equal monthly principal payments of $7,500 plus interest over seven years, with a final payment of $270,000 due in July 2001. The mortgage contains various convenants including minimum levels of net worth, working capital and pre-tax earnings. The Company is in compliance with all covenants of the agreement.

Long-term debt consisted of:
                                                             1996    1995
                                                             ----    ----
      Mortgage note payable                                  $712    $795
      Capital lease obligations                                63      84
                                                             ----    ----
      Total long-term debt                                    775     879
      Less current portion                                    114     112
                                                             ----    ----
                                                             $661    $767
                                                             ====    ====

The schedule of principal payments on long-term debt is as follows:
          1997                                             $114
          1998                                              115
          1999                                              103
          2000                                               90
          2001                                              353
                                                           ----
                                                           $775
                                                           ====

NOTE F- INCOME TAXES

        The provision for income taxes consists of the following:
                                           1996          1995         1994
                                           ----          ----         ----
Federal:
           Current                        $1,288         $462        $1,812
           Deferred                          144            3           (35)
                                          ------         ----        ------
                                           1,432          465         1,777

State:
           Current                           337           31           314
           Deferred                          (11)          --           (48)
                                          ------         ----        ------
                                             326           31           266
                                          ------         ----        ------
                                          $1,758         $496        $2,043
                                          ======         ====        ======


     The effective income tax rate differed from the statutory federal income tax rate due to:
                                                      1996       1995       1994
                                                      ----       ----       ----
Statutory income tax rate                             34.0%      34.0%      34.0%
Tax credits, federal and state                        (2.6)      (6.2)      (9.0)
State income taxes, net of federal benefit             4.2        4.8        7.3
Unbenefited foreign losses                             1.1        3.8        1.7
Other                                                 (2.7)      (2.4)       2.0
                                                      ----       ----       ----
   Effective income tax rate                          34.0%      34.0%      36.0%
                                                      ====       ====       ====

     At September 28, 1996, the Company has available tax loss carryforwards of approximately $1,3271,000 of which $753,000 expire at various dates through 2002 and $518,000 of which have an indefinite life. Approximately $1,118,000 of the tax loss tax loss carryforward is attributable to the Company's foreign operations and is not available to offset domestic taxable income.

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The valuation allowance increased $53,000 as a result of foreign losses incurred in 1996.

                                                                            F-10

Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                               1996       1995
                                                               ----       ----
Deferred tax assets:
          Accounts receivable and inventory losses             $ 523      $ 509
          Net operating loss carryforwards                       423        397
          Product warranty accruals                              282        282
          Other liabilities                                      103         77
          Valuation allowance for deferred tax assets           (371)      (318)
                                                               -----      -----
                 Total deferred tax assets                       960        947

Deferred tax liabilities:
          Accelerated tax depreciation                           635        498
          Prepaid expenses                                       198        189
                                                               -----      -----

                 Total deferred tax liabilities                  833        687

                                                               -----      -----
                   Net deferred tax asset                      $ 127      $ 260
                                                               =====      =====

NOTE G - LEASES

     The Company leases certain office and manufacturing space and equipment under capital and operating leases. Listed below are the future minimum rental payments required under capital leases and operating leases with noncancellable terms in excess of one year at September 28, 1996, together with the present value of net minimum lease payments.
                                                 CAPITAL        OPERATING
                                                 LEASES          LEASES           TOTAL
                                                 ------         ---------         -----
    1997                                           $28           $  344           $  372
    1998                                            27              303              330
    1999                                            14              306              320
    2000                                            --              338              338
    2001                                            --              338              338
                                                   ---           ------           ------

    Net minimum lease payments                      69           $1,629           $1,698
                                                                 ======           ======
    Less interest payments                           6
                                                   ---

    Present value of net minimum lease payments    $63
                                                   ===


Included in machinery and equipment at September 28, 1996 and September 30, 1995 are certain items recorded as capital leases with a book value of $134,000 and related accumulated depreciation of $68,000 and $43,000 in 1996 and 1995, respectively.

     The Company's office lease is subject to adjustments based on actual floor space occupied. The lease also requires payment of real estate taxes and operating costs. Total rental expense for 1996, 1995, and 1994 was approximately $508,000, $418,000, and $419,000, respectively.

NOTE H - EMPLOYEE BENEFIT PLAN

     During 1992, the Company established a defined contribution retirement plan which contains a "401(k)" program for all employees with one year of service who have attained 21 years of age. The Company may contribute a discretionary percentage of the employee's contribution. The Company may make an additional discretionary profit sharing contribution. The Company made no contributions to the plan in fiscal 1996, 1995 or 1994.

NOTE I - CONCENTRATION OF CREDIT RISK

     The Company sells its products primarily to hospitals and universities, predominately in the United States. The Company performs periodic credit evaluations of its customers' financial condition and does not require collateral. Credit losses associated with these customers historically have been small, which is consistent with management's expectations. The Company entered the pre-hospital market segment recently, and as a result the Company believes it will face a greater degree of credit risks as sales to this market segment expand.

     The Company had export sales of approximately $11,649,000, $7,730,000, and $5,617,000 in 1996, 1995 and 1994 respectively.

NOTE J - CONTINGENCIES

     In the course of normal operations, the Company is involved in litigation arising from commercial disputes and claims of former employees which management believes will not have a material impact on the Company's financial position or its results of operations.

     In addition, the Company and certain present and former officers are defendants in a lawsuit regarding shareholder claims. In light of the inherent uncertainties of the litigation, it is not possible to predict with absolute certainty the likely outcome of the litigation. The Company expects that if litigation is brought to trial, the cost of defense may be significant. However, the Company believes it has meritorious defenses to the lawsuit, and that therefore the disposition of the lawsuit will not have a material impact on the Company's financial position or its results of operations.


NOTE K - ACQUISITION

     On November 6, 1996 the Company acquired the assets of the mobile computing business of Westech Information Systems, Inc. for approximately $1,500,000 in cash. The purchase price was primarily attributable to software development and other intangible assets.

                                                                            F-12
NOTE L - QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized quarterly financial data for 1996 and 1995 is as follows:
                                                   QUARTER ENDED
                                     ------------------------------------------
                                     DEC. 30,   MAR. 30,   JUN. 29,   SEPT. 28,
                                      1995       1996       1996        1996
                                     --------   --------   --------   ---------
   1996
     Net sales                       $12,331    $13,106    $13,971    $15,35453
     Gross profit                      6,994      7,429      7,882        8,067
     Income from operations              826      1,123      1,396        1,640
     Net income                          594        746        931        1,103
     Earnings per share              $  0.10    $  0.12    $  0.15    $    0.18

                                                    QUARTER ENDED
                                      -------------------------------------------
                                      DEC. 31,   APRIL 1,   JULY 1,     SEPT. 30,
                                       1994        1995      1995         1995
                                      --------   --------   -------     ---------
   1995
     Net sales                        $10,723    $11,027    $10,818     $13,096
     Gross profit                       6,232      6,522      5,898       6,628
     Income (loss) from operations        622       (434)       430
                                                                            598
     Net income (loss)                    405        495       (230)        293
     Earnings (loss) per share        $  0.07    $  0.08    $ (0.04)    $  0.05

                SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS
                                          Balance      Additions                     Balance
                                         Beginning  Charged to Costs                 at End
           Classifications               of Period    and expenses    Deductions    of Period
           ---------------               ---------  ----------------  ----------    ---------
     Year Ended September 28, 1996
             Allowance for doubtful
                  accounts                $786,000     $102,000        $      --    $888,000
                                          ========     ========        =========    ========

             Accrued warranty expense     $600,000     $121,000        $      --    $721,000
                                          ========     ========        =========    ========

     Year Ended September 30, 1995
             Allowance for doubtful
                  accounts                $663,000     $123,000        $      --    $786,000
                                          ========     ========        =========    ========

             Accounts warranty expense    $547,000     $ 53,000        $      --    $600,000
                                          ========     ========        =========    ========

     Year Ended October 1, 1994
             Allowance for doubtful
                  accounts                $510,000     $648,000        $(495,000)   $663,000
                                          ========     ========        =========    ========

             Accrued warranty expense     $169,000     $378,000        $      --    $547,000
                                          ========     ========        =========    ========

                              INDEX TO EXHIBITS

    Exhibit No.              Exhibit
    -----------              -------
         3.1     Restated Articles of Organization.*
         3.2     Amended and Restated By-laws.*
         10.1    1992 Stock Option Plan.*
         10.2    1983 Incentive Stock Option Plan, as amended and restated
                 February 6, 1990.*
         10.3    Revolving Loan and Security Agreement dated March 9, 1992
                 between the Company and Brown Brothers Harriman & Co.*
         10.4.1  License Agreement dated as of November 21, 1984 between the
                 Company and S&W Medico Teknik A/S.*
         10.4.2  License Agreement dated as of April 8, 1987 between the
                 Company and S&W Medico Teknik A/S.*
         10.4.3  Amendment to License Agreement dated January 1, 1990 between the Company and S&W Medico Teknik A/S.*
         10.5    Stock Purchase Agreement dated July 1, 1985, as amended as of
                 May 24, 1991, among the Company and certain purchasers of the
                 Company's Common Stock and Preferred Stock.*
         10.8    Distributorship Agreement dated as of June 15, 1992 between the
                 Company and Fukuda Denshi Co., Ltd.*
         10.9    Employment Agreement dated July 19, 1996 between the Company and Rolf S. Stutz regarding Mr. Stutz's employment. **
         10.10   Employment Agreement dated July 19, 1996 between the Company and Richard A. Packer regarding Mr. Packer's employment. **
         10.11   Non Employee Directors' Stock Option Plan dated April 23, 1996
         21.1    Subsidiaries of the Company.**
         23.1    Consent of Ernst & Young LLP.**
         27      Financial Data Schedule **

* Incorporated by reference from the Company's Registration Statement on Form S-1, as amended, under the Securities Act of 1933 (Registration Statement No. 33-47937).

**       Filed herewith.