Form 10-Q
period 1996-12-28
ZOLL MEDICAL CORPORATION
filed 1997-02-11
CIK 887568

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934. FOR THE THREE MONTH PERIOD FROM SEPTEMBER 28, 1996 TO DECEMBER 28, 1996.
                                       or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from _____to_____.

         Commission file number   0-20225


                            ZOLL MEDICAL CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)



MASSACHUSETTS                                            04-2711626
----------------------------------------                 ----------------------
(State or other jurisdiction                             (IRS Employer
   of incorporation or organization)                     Identification number)


32 SECOND AVENUE, BURLINGTON, MA                         01803-4420
----------------------------------------                 ----------------------
(Address of principal executive offices)                 (Zip Code)


                                 (617) 229-0020
                                 ---------------
              (Registrant's telephone number, including area code)


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
                                    YES   X   NO
                                         ---     ---


Indicate the number of shares outstanding of each of the issuer's classes of common stock:


           Class                              Outstanding at February 7, 1997
Common Stock, $.02 par value                            6,190,534


                       This document consists of 11 pages.
                                                 --


                                               ZOLL MEDICAL CORPORATION

                                                         INDEX

                                                                                                         Page No.

                          PART I. FINANCIAL INFORMATION
ITEM 1.      Financial Statements:


             Condensed Consolidated Balance Sheets
                December 28, 1996 (unaudited) and September 28, 1996                                         3


             Condensed Consolidated Income Statements (unaudited)
                Three Months Ended December 28, 1996 and December 30, 1995                                   4


             Condensed Consolidated Statements of Cash Flows (unaudited)
                Three Months Ended December 28, 1996 and December 30, 1995                                   5


             Notes to Condensed Consolidated Financial Statements (unaudited)                                6


             Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                                                       7

                           PART II. OTHER INFORMATION

ITEM 1.      Legal Proceedings                                                                               9

ITEM 2.      Changes in Securities                                                                           9

ITEM 3.      Defaults Upon Senior Securities                                                                 9

ITEM 4.      Submission of Matters to a Vote of Security-Holders                                             9

ITEM 5.      Other Information                                                                               9

ITEM 6.      Exhibits and Reports on Form 8-K                                                                9

             Signatures                                                                                     10


                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                            ZOLL MEDICAL CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)                            DECEMBER 28,
                                                                        1996      SEPTEMBER 28,
                                                                    (UNAUDITED)       1996
                                                                    -----------       ----
                          ASSETS
Current assets:
    Cash and cash equivalents                                        $ 4,636        $ 4,962
    Marketable securities                                              2,821          2,965
    Accounts receivable, less allowance of $1,016 at
       December 28, 1996; $888 at September 28, 1996                  15,056         16,271
    Inventories:
       Raw materials                                                   2,740          2,319
       Work-in-process                                                 1,250          1,951
       Finished goods                                                  5,169          3,096
                                                                     -------        -------
                                                                       9,159          7,366
    Prepaid expenses and other current assets                          1,365          1,203
                                                                     -------        -------
       Total current assets                                           33,037         32,767
Property and equipment, at cost:
    Land and building                                                    997            997
    Machinery and equipment                                            8,536          8,313
    Tooling                                                            2,299          2,327
    Furniture and fixtures                                               592            584
    Leasehold improvements                                               710            710
                                                                     -------        -------
                                                                      13,134         12,931
       Less accumulated depreciation                                   6,480          6,141
                                                                     -------        -------
    Net property and equipment                                         6,654          6,790
Other assets, net                                                      2,775          2,532
                                                                     -------        -------
                                                                     $42,466        $42,089
                                                                     =======        =======


                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                 $ 3,554        $ 2,832
    Accrued expenses and other liabilities                             5,103          4,671
    Current maturities of long-term debt                                 110            114
                                                                     -------        -------
       Total current liabilities                                       8,700          7,617
Deferred income taxes                                                    389            389
Long-term debt                                                           636            661
Commitments and contingencies
Stockholders' equity
    Preferred stock, $.01 par value, authorized 1,000 shares,
       none issued and outstanding
    Common stock, $.02 par value, authorized 19,000 shares,
       6,183 and 6,174 issued and outstanding at
       December 28, 1996 and September 28, 1996, respectively            124            124
    Capital in excess of par value                                    20,585         20,540
    Retained earnings                                                 11,964         12,758
                                                                     -------        -------
       Total stockholders' equity                                     32,693         33,422
                                                                     -------        -------
                                                                     $42,466        $42,089
                                                                     =======        =======



       See notes to unaudited condensed consolidated financial statements.

                            ZOLL MEDICAL CORPORATION

                    CONDENSED CONSOLIDATED INCOME STATEMENTS
                    (in thousands, except per share amounts )
                                   (Unaudited)


                                                          THREE MONTHS ENDED
                                                      ----------------------------
                                                      December 28,    December 30,
                                                         1996            1995
                                                         ----            ----

Net sales                                              $14,137          $12,331
Cost of goods sold                                       6,125            5,337
                                                       -------          -------

Gross profit                                             8,012            6,994

Expenses:
  Selling and marketing                                  4,349            3,982
  General administrative                                 2,762            1,154
  Research and development                               2,218            1,032
                                                       -------          -------

     Total expenses                                      9,329            6,168
                                                       -------          -------

Income (loss) from operations                           (1,317)             826
Investment income                                          133              129
Interest expense                                            16               27
                                                       -------          -------

Income (loss) before income taxes                       (1,200)             928
Provision for income taxes                                (408)             334
                                                       -------          -------

Net income (loss)                                      $  (792)         $   594
                                                       =======          =======

Earnings (loss) per share                              $ (0.13)         $  0.10
                                                       =======          =======

Weighted average common shares and
  equivalent shares outstanding                          6,254            6,179




       See notes to unaudited condensed consolidated financial statements.


                            ZOLL MEDICAL CORPORATION


                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)

                                                                       THREE MONTHS ENDED
                                                                  ------------------------------
                                                                  DECEMBER 28,      DECEMBER 30,
                                                                      1996             1995
                                                                      ----             ----
OPERATING ACTIVITIES:
Net income                                                         $  (792)          $   594

  Charges not affecting cash:
      Depreciation and amortization                                    365               377
      Accounts receivable allowances                                   128                35
      Provision for warranty expense                                    86                32
      Acquisition of assets from
        Westech Information Systems, Inc.                            1,000                --
      Changes in assets and liabilities:
        Accounts receivable                                          1,088               353
        Inventories                                                 (1,773)             (137)
        Prepaid expenses and other current assets                     (153)              (56)
        Accounts payable and accrued expenses                          152               740
                                                                   -------           -------
          Cash provided by operating activities                        101             1,938

INVESTING ACTIVITIES:
  Additions to property and equipment                                  (31)             (343)
  Additions to investments                                            (266)           (1,150)
  Redemption of investments                                            409               349
  Other assets                                                          (2)              (21)
  Acquisition of assets from
      Westech Information Systems, Inc.                               (558)               --
  Investment in Common Stock of Lifecor, Inc.                            0            (2,000)
                                                                   -------           -------
      Cash used for investing activities                              (448)           (1,165)

FINANCING ACTIVITIES:
  Exercise of stock options, including income tax benefit               45                23
  Repayment of long-term debt                                          (24)              (27)
                                                                   -------           -------
      Cash provided by (used for) financing activities                  21                (4)
                                                                   -------           -------

      Net increase (decrease) in cash                                 (326)              769
      Cash and cash equivalents at beginning of year                 4,962             5,595
                                                                   -------           -------
      Cash and cash equivalents at end of year                     $ 4,636           $ 6,364
                                                                   =======           =======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the year:
      Income taxes                                                 $    13           $    --
      Interest                                                           2                27



       See notes to unaudited condensed consolidated financial statements.

                            ZOLL MEDICAL CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                December 28, 1996



1. The Balance Sheet as of December 28, 1996, the Statements of Income for the three months ended December 28, 1996 and December 30, 1995, and the Statements of Cash Flows for the three months ended December 28, 1996 and December 30, 1995 are unaudited, but in the opinion of management include all adjustments, consisting of normal recurring items, necessary for a fair presentation of results for these interim periods. The results for the interim periods are not necessarily indicative of results to be expected for the entire year.

2. On November 6, 1996 the Company purchased the assets of the mobile computing business of Westech Information Systems, Inc. for approximately $1,500,000 in cash, payable in three equal installments through September 1997. The purchase price was primarily attributable to software development and other intangible assets. Goodwill associated with the purchase will be amortized on a straight line basis over 15 years. In addition, the Company incurred a charge of approximately $1,000,000 during the quarter for the purchase of in process technology.

3. During the quarter ended December 28, 1996 the Company incurred a charge of approximately $1,300,000 to cover the litigation costs to defend itself in a shareholder class action lawsuit initiated in 1994. Until recently the Company believed that the unsubstantiated claims of the plaintiffs would allow the lawsuit to be settled without litigation. However, the Company has been unable to reach a reasonable settlement with plaintiffs' attorneys. The Company believes it has meritorious defenses and therefore it will prevail in trial. As a result, the Company has accrued the estimated cost of such trial and related expenses.



The information contained in the interim financial statements should be read in conjunction with the Company's audited financial statements, included in its Annual Report on Form 10-K for the year ended September 28, 1996 filed with the Securities and Exchange Commission.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                           OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

                      THREE MONTHS ENDED DECEMBER 28, 1996
                      ------------------------------------
                COMPARED TO THREE MONTHS ENDED DECEMBER 30, 1995
                ------------------------------------------------


The Company's net sales increased to $14,137,000 for the three months ended December 28, 1996 from $12,331,000 for the three months ended December 30, 1995. The increase was attributable to a 22% increase in sales to the international markets, a 19% increase in the domestic defibrillator sales to pre-hospital markets, and a 7% increase in disposable electrode sales.

Selling and marketing expenses decreased as a percentage of sales to 31% from 32%. Selling and marketing expenses increased 9% to $4,349,000 from $3,982,000. Of this increase, $210,000 is due to increased payroll, commissions and travel related expenditures because of higher staffing levels and increased revenues, $94,000 was due to increases in the product service and support and $84,000 was due to increased expenditures related to national and regional shows and exhibitions.

General and administrative expenses increased as a percentage of sales to 20% from 9%. General and administrative expenses increased 141% to $2,762,000 from $1,154,000. Of this increase, $1,300,000 was related to the estimated cost of proceeding to trial in a class action shareholder lawsuit that was initiated in 1994; $122,000 was due to increased payroll related costs and travel expenditures because of higher staffing levels; $98,000 was due to the administrative costs of the operations of a new software development subsidiary and $100,000 was due to a contribution into the company's 401(k) plan.

Research and development expenses increased as a percentage of sales to 16% from 8%. Research and development expenses increased 115% to $2,218,000 from $1,032,000. Of this increase, $1,000,000 is applicable to the value of in-process research and development acquired in the purchase of assets from Westech Information Systems, Inc. and $167,000 is due to increased staffing, consulting, and other related expenses associated with new product development.


                         LIQUIDITY AND CAPITAL RESOURCES


The Company's cash and investments at December 28, 1996 was $7,457,000 compared with $7,927,000 at September 28, 1996, a decrease of $470,000.

Cash provided by operating activities for the three months ended December 28, 1996 was $1,837,000 less than the same period in 1995. This decrease was attributable to a net loss of $792,000 for the period as compared to a profit of $594,000 for the same period in 1995, an increase in ending inventories to meet expected future demands and a reduction of accounts payable and accrued expenses for the three months ended December 28, 1996 as compared to the same period in 1995. This was partially offset by a net reduction in accounts receivable of $735,000 and the acquisition of approximately $1,000,000 of in process technology.

The amount of cash required to fund investing activities decreased by $717,000 in the three months ended December 28, 1996 compared to the same period in 1995. This decrease was due to a reduction in additions to short term investments of $884,000 and the investment in common stock of Lifecor, Inc. which was made during the quarter ended December 30, 1995. This was partially offset by the acquisition of assets of Westech Information Systems, Inc. during the quarter ended December 28, 1996.

The amount of cash provided by financing activities was essentially unchanged for the three months ended December 28, 1996 compared to the same period in 1995.

The Company maintains a line of credit with its bank. Under this working capital line, the Company may borrow up to $3,000,000 on a demand basis, subject to the level of qualifying accounts receivable and inventory. The line is secured by accounts receivable, inventory and general intangibles of the Company and bears interest at 3/4% above the bank's base rate.

The company expects that the combination of the existing cash balances, funds generated from operations and borrowings under the existing line of credit will be adequate to meet its liquidity and capital requirements, including its purchase of assets from Westech Information Systems, Inc., for the foreseeable future.



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

                           PART II. OTHER INFORMATION



Item 1.  Legal Proceedings.

                    In the course of normal operations the Company is involved in litigation arising from commercial disputes and claims of former employees which management believes will not have a material impact on the Company's financial position or its results of operations.

                    In addition, the Company and certain present and former officers are defendants in a lawsuit regarding shareholder claims. In light of the inherent uncertainties of the litigation, it is not possible to predict with absolute certainty the likely outcome of the litigation. The Company expects that if the litigation is brought to trial, the cost of defense will be approximately $1,300,000 and has recorded such a charge for the quarter ended December 28, 1996. The Company believes it has meritorious defenses to the lawsuit and will prevail if the lawsuit is brought to trial.


Item 2.  Changes in Securities.
                    Not Applicable.


Item 3.  Defaults Upon Senior Securities.
                    Not Applicable.


Item 4.  Submission of Matters to a Vote of Security-Holders.
                    Not Applicable


Item 5.  Other Information.
                    Not Applicable.


Item 6.  Exhibits and reports on Form 8-K
                    (a)   Exhibits
                             Not Applicable.

                    (b)      Reports on Form 8-K.
                             The registrant filed no reports on Form 8-K during the quarter ended December 28, 1996.

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on February 10, 1997.




                                            ZOLL MEDICAL CORPORATION
                                                   (Registrant)




Date:    February 10, 1997          By: /s/ Rolf S. Stutz
                                        --------------------------------------
                                        Rolf S. Stutz, Chairman and Chief
                                        Executive Officer
                                        (Principal Executive Officer)




Date:    February 10, 1997          By: /s/ William J. Knight
                                        --------------------------------------
                                        William J. Knight, Chief Financial
                                        Officer (Principal Financial and
                                        Accounting Officer)