Form 10-Q
period 1997-03-29
ZOLL MEDICAL CORPORATION
filed 1997-05-12
CIK 887568

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934. FOR THE THREE MONTH PERIOD FROM DECEMBER 29, 1996 TO MARCH 29, 1997.
                                       or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from _____to_____.

      Commission file number   0-20225


                            ZOLL MEDICAL CORPORATION
                            ------------------------
             (Exact name of registrant as specified in its charter)


MASSACHUSETTS                                         04-2711626
---------------------------------                     -----------------------
(State or other jurisdiction                          (IRS Employer
of incorporation or organization)                     Identification number)

32 SECOND AVENUE, BURLINGTON, MA                      01803-4420
----------------------------------------              -----------------------
(Address of principal executive offices)              (Zip Code)


                                 (617) 229-0020
                                 --------------
              (Registrant's telephone number, including area code)


                                 NOT APPLICABLE
                                 --------------
ormer name, former address and former fiscal year, if changed since last report.)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                  YES   X   NO
                                      -----    -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock:


            Class                       Outstanding at May  7, 1997
Common Stock, $.02 par value                    6,191,659


                       This document consists of 13 pages.
                                                 --

                            ZOLL MEDICAL CORPORATION

                                      INDEX

                                                                        Page No.

                          PART I. FINANCIAL INFORMATION

ITEM 1.  Financial Statements:


         Condensed Consolidated Balance Sheets (unaudited)
           March 29, 1997 and September 28, 1996                            3


         Condensed Consolidated Income Statements (unaudited)
           Three Months Ended March 29, 1997 and  March 30, 1996            4


         Condensed Consolidated Income Statements (unaudited)
           Six Months Ended March 29, 1997 and  March 30, 1996              5


         Condensed Consolidated Statements of Cash Flows (unaudited)
           Six Months Ended March 29, 1997 and  March 30, 1996              6


         Notes to Condensed Consolidated Financial Statements (unaudited)   7


         Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                          8


                           PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings                                                 10

ITEM 2.  Changes in Securities                                             10

ITEM 3.  Defaults Upon Senior Securities                                   10

ITEM 4.  Submission of Matters to a Vote of Security-Holders               10

ITEM 5.  Other Information                                                 11

ITEM 6.  Exhibits and Reports on Form 8-K                                  11

         Signatures                                                        12

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                            ZOLL MEDICAL CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)
                                   (Unaudited)


                                                  MARCH 29,        SEPTEMBER 28,
                                                    1997               1996
                                                    ----               ----
                     ASSETS
Current assets:
   Cash and cash equivalents                      $ 5,831           $ 4,962
   Marketable securities                            2,423             2,965
   Accounts receivable, less allowance of
      $1,063 at March  29, 1997; $888 at
      September 28, 1996                           14,524            16,271
   Inventories:
      Raw materials                                 2,807             2,319
      Work-in-process                               1,133             1,951
      Finished goods                                5,679             3,096
                                                  -------           -------
                                                    9,619             7,366
   Prepaid expenses and other current assets        1,433             1,203
                                                  -------           -------
      Total current assets                         33,830            32,767
Property and equipment, at cost:
   Land and building                                  925               997
   Machinery and equipment                          9,044             8,313
   Tooling                                          2,309             2,327
   Furniture and fixtures                             596               584
   Leasehold improvements                             785               710
                                                  -------           -------
                                                   13,659            12,931
      Less accumulated depreciation                 6,840             6,141
                                                  -------           -------
   Net property and equipment                       6,819             6,790
Other assets, net                                   2,741             2,532
                                                  -------           -------
                                                  $43,390           $42,089
                                                  =======           =======

      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                               $ 3,575           $ 2,832
   Accrued expenses and other liabilities           5,157             4,671
   Current maturities of long-term debt               110               114
                                                  -------           -------
      Total current liabilities                     8,842             7,617
Deferred income taxes                                 389               389
Long-term debt                                        609               661
Commitments and contingencies
Stockholders' equity
   Preferred stock, $.01 par value, authorized
      1,000 shares, none issued and outstanding
   Common stock, $.02 par value, authorized
      19,000 shares, 6,191 and 6,174 issued
      and outstanding at March 29, 1997 and
      September 28, 1996, respectively                124               124
   Capital in excess of par value                  20,613            20,540
   Retained earnings                               12,813            12,758
                                                  -------           -------
      Total stockholders' equity                   33,550            33,422
                                                  -------           -------
                                                  $43,390           $42,089
                                                  =======           =======





       See notes to unaudited condensed consolidated financial statements.

                            ZOLL MEDICAL CORPORATION
                    CONDENSED CONSOLIDATED INCOME STATEMENTS
                    (in thousands, except per share amounts)
                                   (Unaudited)


                                                THREE MONTHS ENDED
                                            ---------------------------
                                            March 29,          March 30,
                                              1997               1996
                                              ----               ----
   Net sales                                $14,083           $13,106
   Cost of goods sold                         6,238             5,677
                                            -------           -------

   Gross profit                               7,845             7,429

   Expenses:
        Selling and marketing                 4,286             3,958
        General administrative                1,034             1,235
        Research and development              1,298             1,113
                                            -------           -------

        Total expenses                        6,618             6,306
                                            -------           -------

   Income from operations                     1,227             1,123
   Investment income                             71                64
   Interest expense                              15                21
                                            -------           -------

   Income before income taxes                 1,283             1,166
   Provision for income taxes                   436               420
                                            -------           -------
   Net income                               $   847           $   746
                                            =======           =======

   Earnings per share                       $  0.14           $  0.12
                                            =======           =======

   Weighted average common shares and
     equivalent shares outstanding            6,223             6,294



       See notes to unaudited condensed consolidated financial statements.

                            ZOLL MEDICAL CORPORATION
                    CONDENSED CONSOLIDATED INCOME STATEMENTS
                    (in thousands, except per share amounts)
                                   (Unaudited)

                                                 SIX MONTHS ENDED
                                            ---------------------------
                                            March 29,          March 30,
                                              1997               1996
                                              ----               ----

   Net sales                                $28,220           $25,437
   Cost of goods sold                        12,363            11,014
                                            -------           -------

   Gross profit                              15,857            14,423

   Expenses:
        Selling and marketing                 8,634             7,940
        General administrative                3,796             2,389
        Research and development              3,516             2,145
                                            -------           -------

        Total expenses                       15,946            12,474
                                            -------           -------

   Income (loss) from operations                (89)            1,949
   Investment income                            205               192
   Interest expense                              32                48
                                            -------           -------

   Income before income taxes                    84             2,093
   Provision for income taxes                    29               753
                                            -------           -------
   Net income                               $    55           $ 1,340
                                            =======           =======

   Earnings per share                       $  0.01           $  0.22
                                            =======           =======

   Weighted average common shares and
     equivalent shares outstanding            6,242             6,227



       See notes to unaudited condensed consolidated financial statements.

                            ZOLL MEDICAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)

                                                                    SIX MONTHS ENDED
                                                                 ----------------------
                                                                 MARCH 29,     MARCH 30,
                                                                  1997           1996
                                                                  ----           ----
OPERATING ACTIVITIES:
Net income                                                       $   55         $1,340

   Charges not affecting cash:
     Depreciation and amortization                                  708            765
     Accounts receivable allowances                                 175            180
     Provision for warranty expense                                 100             49
     Acquisition of assets from
      Westech Information Systems, Inc.                           1,000           --
     Changes in assets and liabilities:
      Accounts receivable                                         1,572          1,055
      Inventories                                                (2,233)          (892)
      Prepaid expenses and other current assets                    (239)          (105)
      Accounts payable and accrued expenses                         155          1,042
                                                                 ------         ------
        Cash provided by operating activities                     1,293          3,434
INVESTING ACTIVITIES:
  Additions to property and equipment                              (494)          (783)
  Additions to marketable securities                             (1,691)        (2,423)
  Redemption of  marketable securities                            2,233            700
  Other assets                                                       69            (33)
  Acquisition of assets from
     Westech Information Systems, Inc.                             (558)            --
  Investment in Common Stock of Lifecor, Inc.                        --         (1,000)
                                                                 ------         ------
     Cash used for investing activities                            (441)        (3,539)

FINANCING ACTIVITIES:
  Exercise of stock options, including income tax benefit            73            115
  Repayment of long-term debt                                       (56)           (48)
                                                                 ------         ------
     Cash provided by (used for) financing activities                17             67
                                                                 ------         ------

     Net increase (decrease) in cash                                869            (38)
     Cash and cash equivalents at beginning of year               4,962          5,595
                                                                 ------         ------
     Cash and cash equivalents at end of period                  $5,831         $5,557
                                                                 ======         ======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the year:
     Income taxes                                                $  481         $  868
     Interest                                                        32             48






       See notes to unaudited condensed consolidated financial statements.

                            ZOLL MEDICAL CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 29, 1997



1. The Balance Sheet as of March 29, 1997, the Statements of Income for the three months and six months ended March 29, 1997 and March 30, 1996, and the Statements of Cash Flows for the six months ended March 29, 1997 and March 30, 1996 are unaudited, but in the opinion of management include all adjustments, consisting of normal recurring items, necessary for a fair presentation of results for these interim periods. The results for the interim periods are not necessarily indicative of results to be expected for the entire year.

2. On November 6, 1996 the Company purchased the assets of the mobile computing business of Westech Information Systems, Inc. for approximately $1,500,000 in cash, payable in three equal installments through September 1997. The purchase price was primarily attributable to software development and other intangible assets. Goodwill associated with the purchase will be amortized on a straight line basis over 15 years. In addition, the Company incurred a charge of approximately $1,000,000 during the quarter ending December 28, 1996 for the purchase of in process technology.

3. During the quarter ended December 28, 1996 the Company incurred a charge of approximately $1,300,000 to cover the litigation costs to defend itself in a shareholder class action lawsuit initiated in 1994. The Company believed that the unsubstantiated claims of the plaintiffs would allow the lawsuit to be settled without litigation. However, the Company had been and still is unable to reach a reasonable settlement with plaintiffs' attorneys. The Company believes it has meritorious defenses and therefore it will prevail in trial. As a result, the Company has accrued the estimated cost of such trial and related expenses.

4. In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share" (FAS 128) which is effective for financial statements for both interim and annual periods ending after December 15, 1997. FAS 128 will require the presentation of "basic" and "diluted" EPS. The Basic EPS calculation does not consider the potential effects of potentially dilutive securities. Basic and diluted EPS calculated in accordance with FAS 128 is not expected to differ significantly from EPS as currently reported.


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

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                           OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS


                        THREE MONTHS ENDED MARCH 29, 1997
                        ---------------------------------
                  COMPARED TO THREE MONTHS ENDED MARCH 30, 1996
                  ---------------------------------------------


The Company's net sales increased to $14,083,000 for the three months ended March 29, 1997 from $13,106,000 for the three months ended March 30, 1996. The increase was attributable to a 19% increase in the domestic defibrillator sales to pre-hospital markets, a 15% increase in sales to the international markets, and a 12% increase in disposable electrode sales. These amounts were offset slightly by a decline in sales to the hospital market.

Selling and marketing expenses remained stable as a percentage of sales at 30%. Selling and marketing expenses increased 8% to $4,286,000 from $3,958,000. Of this increase, $306,000 is due to increased payroll, commissions and travel related expenditures because of higher staffing levels and increased revenues.

General and administrative expenses decreased as a percentage of sales to 7% from 9%. General and administrative expenses decreased 19% to $1,034,000 from $1,235,000. Of this decrease, $304,000 was related to a decline in legal fees due to Quarter 1 accrual for shareholder lawsuit, and insurance expense due to lower worker's compensation expense. These declines were partially offset by increases of $103,000 to payroll, office, and travel related costs because of higher staffing levels.

Research and development expenses increased as a percentage of sales to 9% from 8%. Research and development expenses increased 17% to $1,298,000 from $1,113,000. Of this increase, $266,000 is due to increased staffing and non-recurring development expenses related to new product development.


                         SIX MONTHS ENDED MARCH 29, 1997
                         -------------------------------
                   COMPARED TO SIX MONTHS ENDED MARCH 30, 1996
                   -------------------------------------------


The Company's net sales increased to $28,220,000 for the six months ended March 29, 1997 from $25,437,000 for the six months ended March 30, 1996. The increase was attributable to a 19% increase in the domestic defibrillator sales to pre-hospital markets, an 18% increase in sales to the international markets, and a 9% increase in disposable electrode sales.

Selling and marketing expenses remained stable as a percentage of sales at 31%. Selling and marketing expenses increased 9% to $8,634,000 from $7,940,000. Of this increase, $560,000 is due to increased payroll, commissions and travel related expenditures because of higher staffing levels and increased revenues.

General and administrative expenses increased as a percentage of sales to 13% from 9%. General and administrative expenses increased 59% to $3,796,000 from $2,389,000. Of this increase, $1,300,000 was related to the estimated cost of proceeding to trial in a class action shareholder lawsuit that was initiated in 1994; $258,000 was due to increased payroll related costs and travel expenditures because of higher staffing levels and $100,000 was due to a contribution into the company's 401(k) plan. These amounts were offset by decreases in legal, insurance, training, recruiting and supplies of $381,000.

Research and development expenses increased as a percentage of sales to 12% from 8%. Research and development expenses increased 64% to $3,516,000 from $2,145,000. Of this increase, $1,000,000 is applicable to the value of in-process research and development acquired in the purchase of the assets from Westech Information Systems, Inc. and $391,000 is due to increased staffing and non-recurring expenses related to new product development. These amounts were partially offset by declines in recruiting and travel expenses of $20,000.



                         LIQUIDITY AND CAPITAL RESOURCES


The Company's cash and marketable securities at March 29, 1997 was $8,254,000 compared with $7,927,000 at September 28, 1996, an increase of $327,000.

Cash provided by operating activities for the six months ended March 29, 1997 was $2,141,000 less than the same period in 1996. This decrease was attributable to a profit of $55,000 for the period as compared to a profit of $1,340,000 for the same period in 1996; an increase in ending inventories to meet expected future demands and a reduction of accounts payable and accrued expenses for the six months ended March 29, 1997 as compared to the same period in 1996. This was partially offset by a net reduction in accounts receivable of $517,000.

The amount of cash required to fund investing activities decreased by $3,098,000 in the six months ended March 29, 1997 compared to the same period in 1996. This decrease was due to a reduction in additions to short term investments of $732,000 and the investment in common stock of Lifecor, Inc. This was partially offset by the acquisition of assets of Westech Information Systems, Inc. during the quarter ended December 28, 1996.

The amount of cash provided by financing activities was essentially unchanged for the six months ended March 29, 1997 compared to the same period in 1996.

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


Item 2.     Changes in Securities.
                  Not Applicable.


Item 3.     Defaults Upon Senior Securities.
                  Not Applicable.


Item 4.     Submission of Matters to a Vote of Security-Holders.

                        The following matters were voted upon and approved at the Company's Annual Meeting of Stockholders held on February 4, 1997. On the record date there were 6,182,534 shares of Common Stock outstanding and eligible to vote, of which 5,401,745 or approximately 87%, were represented at the meeting either in person or by proxy.

            Election of Directors of the Company:

                                                Votes for     Votes Withheld
                                                ---------     --------------
            Willard M. Bright                   5,335,445             46,300
            Thomas M. Claffin II                5,355,815             45,930
            M. Stephen Heilman                  5,355,815             45,930


      Proposal to approve the Company's Non-Employee Directors Stock Option
      Plan:

                                                            Number of Shares
                                                            ----------------
                                          For                      5,184,227
                                          Against                    184,690
                                          Abstain                     32,828


Proposal to amend the Company's 1992 Stock Option Plan to increase the number of shares of the Company's Common Stock subject to issuance under the Plan:



                                                            Number of Shares
                                          For                      4,920,212
                                          Against                    457,705
                                          Abstain                     23,828




Item 5.     Other Information.
                  Not Applicable.


Item 6.     Exhibits and reports on Form 8-K
                  (a)   Exhibits
                        Not Applicable.

                  (b)   Reports on Form 8-K.
                        The registrant filed no reports on Form 8-K during the quarter ended March 29, 1997.

                                   SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 7, 1997.







                                     ZOLL MEDICAL CORPORATION
                                           (Registrant)




Date: May 7, 1997                    By: /s/ Rolf S. Stutz
                                         ---------------------------------------
                                         Rolf S. Stutz, Chairman and
                                         Chief Executive Officer
                                         (Principal Executive Officer)



Date: May 7, 1997                    By: /s/ William J. Knight
                                         ---------------------------------------
                                         William J. Knight, Chief Financial
                                         Officer
                                         (Principal Financial and Accounting
                                         Officer)