Form 10-Q
period 1997-06-28
ZOLL MEDICAL CORPORATION
filed 1997-08-11
CIK 887568

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934. FOR THE THREE MONTH PERIOD FROM MARCH 30, 1997 TO JUNE 28, 1997.
                                       or

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


                                 (617) 229-0020
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


                                 NOT APPLICABLE
   --------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report.)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                                     YES X     NO
                                        ---      ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock:


           Class                                   Outstanding at August 7, 1997
Common Stock, $.02 par value                                6,191,659


                       This document consists of 12 pages.
                                                 --

                            ZOLL MEDICAL CORPORATION

                                      INDEX

                                                                        Page No.

                          PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements:


        Condensed Consolidated Balance Sheets (unaudited)
           June 28, 1997 and September 28, 1996                             3


        Condensed Consolidated Income Statements (unaudited)
           Three Months Ended June 28, 1997 and June 29, 1996               4


        Condensed Consolidated Income Statements (unaudited)
           Nine Months Ended June 28, 1997 and June 29, 1996                5


        Condensed Consolidated Statements of Cash Flows (unaudited)
           Nine Months Ended June 28, 1997 and June 29, 1996                6


        Notes to Condensed Consolidated Financial Statements (unaudited)    7


        Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                           8

                           PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings                                                  10

ITEM 2. Changes in Securities                                              10

ITEM 3. Defaults Upon Senior Securities                                    10

ITEM 4. Submission of Matters to a Vote of Security-Holders                10

ITEM 5. Other Information                                                  10

ITEM 6. Exhibits and Reports on Form 8-K                                   10

        Signatures                                                         11

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                            ZOLL MEDICAL CORPORATION

                                       CONDENSED CONSOLIDATED BALANCE SHEETS
                                                   (in thousands)
                                                    (Unaudited)


                                                                                JUNE 28,         SEPTEMBER 28,
                                                                                  1997               1996
                                                                                --------         -------------
                                 ASSETS
Current assets:
     Cash and cash equivalents                                                  $ 6,346             $ 4,962
     Marketable securities                                                        2,542               2,965
     Accounts receivable, less allowance of $988 at
         June  28, 1997; $888 at September 28, 1996                              12,109              16,271
     Inventories:
         Raw materials                                                            2,413               2,319
         Work-in-process                                                          1,746               1,951
         Finished goods                                                           6,006               3,096
                                                                                -------             -------
                                                                                 10,165               7,366
     Prepaid expenses and other current assets                                    1,528               1,203
                                                                                -------             -------
         Total current assets                                                    32,690              32,767
Property and equipment, at cost:
     Land and building                                                              925                 997
     Machinery and equipment                                                      9,486               8,313
     Tooling                                                                      2,387               2,327
     Furniture and fixtures                                                         651                 584
     Leasehold improvements                                                         785                 710
                                                                                -------             -------
                                                                                 14,234              12,931
         Less accumulated depreciation                                            7,207               6,141
     Net property and equipment                                                   7,027               6,790
Other assets, net                                                                 2,706               2,532
                                                                                -------             -------
                                                                                $42,423             $42,089
                                                                                =======             =======

                  LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                           $ 2,264             $ 2,832
     Accrued expenses and other liabilities                                       5,407               4,671
     Current maturities of long-term debt                                           110                 114
                                                                                -------             -------
         Total current liabilities                                                7,781               7,617
Deferred income taxes                                                               389                 389
Long-term debt                                                                      580                 661
Commitments and contingencies
Stockholders' equity
     Preferred stock, $.01 par value, authorized 1,000 shares,
           none issued and outstanding
     Common stock, $.02 par value, authorized 19,000 shares,
         6,191 and 6,174 issued and outstanding at
         June 28, 1997 and September 28, 1996, respectively                         124                 124
     Capital in excess of par value                                              20,629              20,540
     Retained earnings                                                           12,920              12,758
                                                                                -------             -------
         Total stockholders' equity                                              33,673              33,422
                                                                                -------             -------
                                                                                $42,423             $42,089
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

                            ZOLL MEDICAL CORPORATION

                    CONDENSED CONSOLIDATED INCOME STATEMENTS
                    (in thousands, except per share amounts )
                                   (Unaudited)


                                                      THREE MONTHS ENDED
                                                    ----------------------
                                                    June 28,      June 29,
                                                      1997          1996
                                                    --------      --------

Net sales                                           $12,434        $13,971
Cost of goods sold                                    5,100          6,089
                                                    -------        -------

Gross profit                                          7,334          7,882

Expenses:
     Selling and marketing                            4,710          4,368
     General administrative                           1,179          1,102
     Research and development                         1,381          1,016
                                                    -------        -------

      Total expenses                                  7,270          6,486
                                                    -------        -------

Income from operations                                   64          1,396
Investment income                                       113             83
Interest expense                                         15             25
                                                    -------        -------

Income before income taxes                              162          1,454
Provision for income taxes                               55            523
                                                    -------        -------
Net income                                          $   107        $   931
                                                    =======        =======

Earnings per share                                  $  0.02        $  0.15
                                                    =======        =======

Weighted average common shares and
  equivalent shares outstanding                       6,224          6,318



       See notes to unaudited condensed consolidated financial statements.

                            ZOLL MEDICAL CORPORATION

                    CONDENSED CONSOLIDATED INCOME STATEMENTS
                    (in thousands, except per share amounts )
                                   (Unaudited)


                                                          NINE MONTHS ENDED
                                                        ----------------------
                                                        June 28,      June 29,
                                                          1997          1996
                                                        --------      --------

Net sales                                               $40,654        $39,408
Cost of goods sold                                       17,462         17,103
                                                        -------        -------

Gross profit                                             23,192         22,305

Expenses:
     Selling and marketing                               13,345         12,307
     General administrative                               4,975          3,492
     Research and development                             4,897          3,161
                                                        -------        -------

      Total expenses                                     23,217         18,960
                                                        -------        -------

Income (loss) from operations                               (25)         3,345
Investment income                                           317            275
Interest expense                                             46             73
                                                        -------        -------

Income before income taxes                                  246          3,547
Provision for income taxes                                   84          1,277
                                                        -------        -------
Net income                                              $   162        $ 2,270
                                                        =======        =======

Earnings per share                                      $  0.03        $  0.36
                                                        =======        =======

Weighted average common shares and
  equivalent shares outstanding                           6,245          6,232



       See notes to unaudited condensed consolidated financial statements.

                            ZOLL MEDICAL CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)

                                                              NINE MONTHS ENDED
                                                             ------------------
                                                             JUNE 28,  JUNE 29,
                                                               1997       1996
                                                             --------  --------
OPERATING ACTIVITIES:
Net income                                                   $   162    $ 2,270

   Charges not affecting cash:
       Depreciation and amortization                           1,075      1,157
       Accounts receivable allowances                             75         35
       Provision for warranty expense                            211         64
       Acquisition of assets from
         Westech Information Systems, Inc.                     1,000          -
       Changes in assets and liabilities:
         Accounts receivable                                   4,087        502
         Inventories                                          (2,779)    (1,688)
         Prepaid expenses and other current assets              (334)         7
         Accounts payable and accrued expenses                (1,014)     1,313
                                                             -------    -------
           Cash provided by operating activities               2,483      3,660
INVESTING ACTIVITIES:
   Additions to property and equipment                        (1,072)    (1,370)
   Disposals of property and equipment                             -        214
   Additions to marketable securities                         (2,152)    (2,593)
   Redemption of  marketable securities                        2,575      1,466
   Other assets                                                  104        (25)
   Acquisition of assets from
       Westech Information Systems, Inc.                        (558)         -
   Investment in Common Stock of Lifecor, Inc.                     -     (2,000)
                                                             -------    -------
       Cash used for investing activities                     (1,103)    (4,308)

FINANCING ACTIVITIES:
   Exercise of stock options, including income tax benefit        89        419
   Repayment of long-term debt                                   (85)       (76)
                                                             -------    -------
       Cash provided by financing activities                       4        343
                                                             -------    -------

       Net increase (decrease) in cash                         1,384       (305)
       Cash and cash equivalents at beginning of year          4,962      5,595
                                                             -------    -------
       Cash and cash equivalents at end of period            $ 6,346    $ 5,290
                                                             =======    =======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the year:
       Income taxes                                          $   551    $ 1,171
       Interest                                                   47         73


       See notes to unaudited condensed consolidated financial statements.

                            ZOLL MEDICAL CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 28, 1997



1. The Balance Sheet as of June 28, 1997, the Statements of Income for the three months and nine months ended June 28, 1997 and June 29, 1996, and the Statements of Cash Flows for the nine months ended June 28, 1997 and June 29, 1996 are unaudited, but in the opinion of management include all adjustments, consisting of normal recurring items, necessary for a fair presentation of results for these interim periods. The results for the interim periods are not necessarily indicative of results to be expected for the entire year.

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

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                           OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

                        THREE MONTHS ENDED JUNE 28, 1997
                        --------------------------------
                  COMPARED TO THREE MONTHS ENDED JUNE 29, 1996
                  --------------------------------------------


The Company's net sales decreased to $12,434,000 for the three months ended June 28, 1997 from $13,971,000 for the three months ended June 29, 1996. The decrease was attributable to a 16% decrease in the domestic sales to hospital and pre-hospital markets, an 18% decrease in sales to the international markets, and a 14% increase in disposable electrode sales.

Selling and marketing expenses increased as a percentage of sales to 38%. Selling and marketing expenses increased 8% to $4,710,000 from $4,368,000 due to increased payroll, commissions and travel related expenditures because of higher staffing levels and the acquisition of Westech Information Systems, Inc.

General and administrative expenses increased as a percentage of sales to 10% from 8%. General and administrative expenses increased 7% to $1,179,000 from $1,102,000 due to increased payroll because of higher staffing levels and the acquisition of Westech Information Systems, Inc. This increase was partially offset by a decline in legal and consulting fees.

Research and development expenses increased as a percentage of sales to 11% from 7%. Research and development expenses increased 36% to $1,381,000 from $1,016,000 due to increased staffing and non-recurring development expenses related to new product development and the acquisition of Westech Information Systems, Inc.


                         NINE MONTHS ENDED JUNE 28, 1997
                         -------------------------------
                   COMPARED TO NINE MONTHS ENDED JUNE 29, 1996
                   -------------------------------------------


The Company's net sales increased to $40,654,000 for the nine months ended June 28, 1997 from $39,408,000 for the nine months ended June 29, 1996. The increase was attributable to a 6% increase in sales to the international markets, and an 11% increase in disposable electrode sales.

Selling and marketing expenses increased as a percentage of sales to 33% from 31%. Selling and marketing expenses increased 8% to $13,345,000 from $12,307,000 due to increased payroll, commissions and travel related expenditures because of higher staffing levels and increased revenues and the acquisition of Westech Information Systems, Inc.

General and administrative expenses increased as a percentage of sales to 12% from 9%. General and administrative expenses increased 43% to $4,975,000 from $3,492,000. Of this increase, $1,300,000 was related to the estimated cost of proceeding to trial in a class action shareholder lawsuit that was initiated in 1994; $463,000 was due to increased payroll related costs and travel expenditures because of higher staffing levels and the acquisition of Westech Information Systems, Inc.; and $100,000 was due to a contribution into the company's 401(k) plan. These amounts were offset by decreases in legal and insurance of $404,000.

Research and development expenses increased as a percentage of sales to 12% from 8%. Research and development expenses increased 55% to $4,897,000 from $3,161,000. Of this increase, $1,000,000 is applicable to the value of in-process research and development acquired in the purchase of the assets from Westech Information Systems, Inc. and $534,000 is due to increased staffing and non-recurring expenses related to new product development and the acquisition of Westech Information Systems, Inc.

                         LIQUIDITY AND CAPITAL RESOURCES


The Company's cash and marketable securities at June 28, 1997 was $8,888,000 compared with $7,927,000 at September 28, 1996, an increase of $961,000.

Cash provided by operating activities for the nine months ended June 28, 1997 was $1,177,000 less than the same period in 1996. This decrease was attributable to a decrease in net income and a reduction of accounts payable and accrued expenses. These declines were partially offset by a net reduction in accounts receivable of $3,585,000.

The amount of cash required to fund investing activities decreased by $3,205,000 in the nine months ended June 28, 1997 compared to the same period in 1996. This decrease was due to a reduction in additions to short term investments and the investment in common stock of Lifecor, Inc. This was partially offset by the acquisition of assets of Westech Information Systems, Inc. during the quarter ended December 28, 1996.

The amount of cash provided by financing activities decreased by $339,000 for the nine months ended June 28, 1997 compared to the same period in 1996 due to the decrease in the exercise of stock options.

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


Item 3.  Defaults Upon Senior Securities.
                           Not Applicable.


Item 4.  Submission of Matters to a Vote of Security-Holders.
                           Not Applicable.

Item 5.  Other Information.
                           Not Applicable.


Item 6.  Exhibits and reports on Form 8-K
                           (a)   Exhibits
                                    Not Applicable.

                           (b)      Reports on Form 8-K.
                                    The registrant filed no reports on Form 8-K during the quarter ended June 28, 1997.

                                   SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 8, 1997.







                                        ZOLL MEDICAL CORPORATION
                                              (Registrant)




Date:  August 8, 1997    By: /s/ Rolf S. Stutz
                             ---------------------------------------------------
                             Rolf S. Stutz, Chairman and Chief Executive Officer (Principal Executive Officer)




Date:  August 8, 1997    By: /s/ William J. Knight
                             ---------------------------------------------------
                             William J. Knight, Chief Financial Officer
                             (Principal Financial and Accounting Officer)