Form 10-K
period 1997-09-27
ZOLL MEDICAL CORPORATION
filed 1997-12-24
CIK 887568

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 27, 1997
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the transition period from         to

                         Commission file number 0-20225

                            ZOLL MEDICAL CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                Massachusetts                              04-2711626
     ---------------------------------                -------------------
       (State or other jurisdiction                      (IRS employer
     of incorporation or organization)                identification no.)

32 Second Avenue, Burlington, Massachusetts                   01803
-------------------------------------------                 ----------
  (Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code (781) 229-0020
                                                   --------------

Securities registered pursuant to Section 12(b) of the Act:

      Title of each class            Name of each exchange on which registered
      -------------------            -----------------------------------------
              None                                     None
          -----------                             --------------

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ]
State the aggregate market value of the voting stock held by non-affiliates of the registrant as of December 22, 1997: $35,795,529

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date (December 22, 1997): 6,191,659

                                     PART I

ITEM 1.  BUSINESS

GENERAL

Zoll Medical Corporation designs, manufactures and markets an integrated line of proprietary, noninvasive cardiac resuscitation devices, external pacemaker/defibrillators, disposable electrodes, mobile ECG Systems, and EMS data management solutions. The Company's product line includes combination pacemaker/defibrillators, stand-alone pacemakers and defibrillators and disposable multi-function electrodes that permit cardiac monitoring, pacing and defibrillation through a single pair of electrodes, software and associated hardware. The company's software for EMS is used on portable rugged pen-based computers to automate all system and patient records. In addition, the Company markets hardware and associated software to acquire and send via fax or modem, a fully diagnostic patient ECG using a portable pen-based computer.

The principal markets for cardiac resuscitation equipment are hospitals and pre-hospital care providers such as paramedics, ambulance operators, emergency medical technicians ("EMTs"), firefighters, police and other "first response" emergency personnel.

MARKET BACKGROUND

Cardiac arrest accounts for approximately one-quarter of all deaths in the United States. Cardiac arrest can result from a heart attack or from many other causes. Victims of cardiac arrest may experience two basic types of "arrhythmia's," which are abnormal rhythms of the heart caused by insufficient circulation of oxygenated blood, drugs, electrical shock, mechanical injury, disease or other causes. In one class of arrhythmia, the heart beats too slowly (bradycardia) or stops (asystole). Pacing is a method of electrical therapy used to treat bradycardia and asystole. In the other class of arrhythmia, the heart beats chaotically (fibrillation) or too quickly (tachycardia). The definitive treatment for these conditions is defibrillation. The Company estimates that approximately 40% of cardiac arrest patients initially suffer from bradycardia/asystole and 60% suffer from fibrillation/tachycardia. It is possible for a patient to experience both types of arrhythmias during a cardiac arrest. In these situations, it is important to have resuscitation equipment with both pacing and defibrillation capabilities available.

The most important factor in treating cardiac arrest successfully is time. Unless treatment is begun within four to eight minutes of the onset of cardiac arrest, the victim is likely to die. The importance of immediate treatment creates a need for cardiac resuscitation equipment specifically designed for emergency use. Noninvasive temporary pacemakers and defibrillators, such as those sold by the Company, are used in emergency situations. Therefore, they do not compete with permanent, implantable pacemakers or defibrillators that are used to treat chronic arrhythmias. In fact, the products are complementary, because emergency cardiac resuscitation is often required during the implantation of a permanent device.

CARDIAC THERAPIES/DIAGNOSTICS PROVIDED

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

Fibrillation/Defibrillation

The other type of life-threatening cardiac arrhythmia is ventricular fibrillation, in which the heart's normal, regular electrical impulses become chaotic and the heart ceases to pump blood. The only accepted emergency treatment of fibrillation is defibrillation, in which a powerful electric shock is delivered to the heart to stop the fibrillation and permit the return of coordinated cardiac contractions. In emergency situations, defibrillation has conventionally been administered through hand-held paddles placed on the patient's chest. However, defibrillation can also be administered through disposable adhesive electrodes, which the Company believes is safer and easier to use than paddles.

In the hospital, most physicians and critical care nurses are trained and certified to operate defibrillators. Outside the hospital, these persons, as well as paramedics and other highly trained personnel were traditionally the only persons authorized to provide defibrillation. However, a number of jurisdictions now permit the use of automated defibrillators by less extensively-trained nurses, EMTs, firefighters, police and other emergency response personnel, following a brief course in the use of the device.

Cardioversion is a type of defibrillation used to treat tachycardias which have not degenerated into fibrillation. During cardioversion, the defibrillator delivers an electric shock which is synchronized to the patient's heartbeat in order to slow the heart to a normal rhythm. The Company's defibrillators include cardioversion capability.

Acute Myocardial Infarction

Rapid and accurate diagnosis of acute myocardial infarction (heart attack) and the early administration of thrombolytic (clot busting) drugs can reduce both mortality and morbidity from this disease. A growing number of communities are implementing programs to add highly accurate and sophisticated ECG acquisition capability to allow prehospital care providers to obtain this diagnostic information. With this information, paramedics and other pre-hospital providers can advise hospitals as to the nature of the patients conditions and expedite treatment on arrival at the hospital with drugs that reopen coronary arteries and ultimately minimize or reduce the extent or damage to the heart. The procedure can be lifesaving for some patients.

CARDIAC RESUSCITATION EQUIPMENT MARKETS

The principal markets for cardiac resuscitation equipment can be divided between the hospital and pre-hospital markets.

Hospital Market. The hospital market for cardiac resuscitation equipment in the United States consists of approximately 6,000 acute care community hospitals and 1,000 other hospitals. Hospitals have traditionally been the largest users of cardiac resuscitation equipment, both for patients admitted for cardiac arrest and for patients undergoing treatment for other reasons. Many hospital procedures such as surgery, cardiac catheterization, stress testing and general anesthesia may induce arrhythmias or cardiac arrest. Hospitals frequently use cardiac resuscitation devices on a standby basis in connection with these procedures. Since immediate treatment is the critical factor for successful cardiac resuscitation, hospitals typically place resuscitation devices throughout their facilities, including the cardiac and critical care units, emergency rooms, operating rooms, electrophysiology laboratories and, increasingly, in general wards. Hospitals also use portable devices during in-hospital transportation of cardiac patients. Some hospitals are now using AED's in remote settings and for use by nursing staff.

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

Pre-Hospital Market. Most sudden cardiac arrests and heart attacks occur outside of the hospital. Due to the importance of immediate treatment, there is a substantial market for portable cardiac resuscitation equipment designed for use by various emergency responders. The most highly trained segment of this pre-hospital market is comprised of paramedics, who are generally authorized to use defibrillators. Although paramedics are currently not as likely to be trained in pacing as in defibrillation, the Company believes that as noninvasive temporary pacing becomes more widely accepted in the hospital market, the use of combination pacemaker/defibrillators will become more widespread in the pre-hospital setting as well. Paramedics are also able to use more advanced diagnostics, such as the ZOLL System 12.

In addition to paramedics, there are numerous other first responders such as EMTs, ambulance operators, firefighters, police and other emergency personnel, many of who are currently authorized to use automated defibrillators. The Company believes that these first responders and their emergency vehicles will represent an increasingly important market for cardiac resuscitation equipment as the medical community places increased priority on providing such equipment and the necessary training to all first responders.

PRODUCTS

The Company designs, manufactures and markets an integrated line of noninvasive cardiac resuscitation devices, EMS information systems, and single-use disposable electrodes to meet the needs of health care providers treating cardiac arrest in a variety of settings. The following table summarizes the Company's principal products. In addition, the Company provides a full line of cables and other accessories.

                                                              Target               Date First
Product                 Description                           Market                Shipped
-------                 -----------                           ------                -------

Equipment
---------

PD 1400                Portable combination                   Pre-hospital        February 1992
                       pacemaker/defibrillator                and hospital

D 1400                 Portable stand-alone                   Pre-hospital        October 1994
                       defibrillator                          and hospital

PD 2000                Combination pacemaker/                 Hospital            October 1994
                       defibrillator with
                       advisory capability

D 2000                 Stand-alone defibrillator              Hospital            October 1994
                       with advisory capability

1600                   Semi-automatic pacemaker/              Pre-hospital        April 1995
                       defibrillator

Westech Data           EMS Data Management                    Pre-hospital        November 1996
   Management Software

1700                   Semi-automatic pacemaker/              Hospital            March 1997
                       defibrillator

System 12              ECG/Cardiac Data Management            Pre-hospital        November 1997


Disposable Electrodes and Accessories
-------------------------------------

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

PD 2200                Multi-function electrodes              Pre-hospital        November 1989
                       (12-pair case)                         and hospital

Stat Padz              Multi-function electrodes              Pre-hospital        March 1994
                       (12-pair case)                         and hospital

Sterile Stat Padz         Multi-function electrodes             Hospital            December 1995
                          (6-pair case)

Radiolucent Stat Padz     Multi-function electrodes             Hospital            November 1996
                          (12-pair case)

Battery Systems
---------------

PowerCharger              AC and battery support                Pre-hospital        September 1994
                          system module for PD 1400             and hospital
                          and 1600(includes lead-acid
                          batteries)

Base Powercharger(4x4)    Battery support system                Pre-hospital        November 1995
                          module for PD 1400 and 1600           and hospital
                          (includes lead-acid batteries)

PRODUCT DETAILS

1400. The PD 1400 is a portable combination pacemaker/defibrillator designed for both pre-hospital and hospital use. It is a full convential pacemaker/defibrillator that is used for emergency care at bedside and for the transport of patients either in the ambulance or within the hospital. In pre-hospital applications, where patients may be difficult to reach and treat, the weight, size and reliability of the resuscitation device (including the battery system) are important purchase considerations. In the hospital, its combination AC and battery operation make it ideal for versatile use in both fixed and portable applications. The PD 1400 weighs only 13 to 15 pounds depending on the electrode configuration, while retaining all of the pacing and defibrillation capabilities and the standardized design of previous Zoll models. The PD 1400 incorporates a reliable, rechargeable lead-acid battery system and accessory chargers. The D 1400 incorporates the basic design of the PD 1400, but without pacing capability. The D 1400 resuscitation system is an entry level device that can be upgraded to include the advisory feature and ZOLL non-invasive external pacing capability as hospital needs expand in the future.

2000. The PD 2000 product responds specifically to American Heart Association initiatives recommending early defibrillation. This resuscitation system includes an advisory algorithm that detects ventricular fibrillation, a life threatening arrhythmia for which rapid defibrillation is the only effective treatment. The PD 2000 device is designed for use by non-critical care staff to deliver defibrillation within one to two minutes of cardiac arrest in accordance with the latest American Heart Association guidelines. The PD 2000 is a complete resuscitation system designed to be used by either the first person to arrive at the patient's side or the ACLS team after a "code" is initiated in the hospital. Additionally, the unit provides monitoring, external pacing, and documentation of all treatment during both BLS and ACLS use. The D 2000 incorporates the basic design of the PD 2000, but without pacing capabilities. The D 2000 was introduced to meet the needs of hospitals which seek to purchase an advisory defibrillator only.

1600. The 1600 models comprise four semi-automatic defibrillators combined with optional features including strip chart recorder, voice recording, manual override, and external pacing. The four models are designed for use by many levels of pre-hospital care providers. Their optional features and configurable operation and design allow one 1600 model to be used by personnel trained at different skill levels, such as first responders and paramedics. The units can be switched between semi-auto and manual operation via a unique key switch. All units incorporate a sophisticated data collection system utilizing a removable solid state memory. ZOLL's proprietary software programs can be loaded on a PC to provide data collection, review and archiving.

Westech Data Management Software. These products are proprietary software programs for the electronic collection of all EMS system and patient information on pen based computers, a master administration computer, and interfaces with other software applications used by the customer for billing, dispatching and training, and archiving. The Westech System improves productivity and efficiency by automating all data entry, eliminating paperwork and creating electronic files that are more accurate, complete and easily integrated with other electronic files for billing and system management. Data entry requirements from paper forms is reduced or eliminated all together and the electronic files are more easily used for system administration needs.

1700. This device is an AC and battery powered semi-automated defibrillator for hospitals with a resusitation data collection feature and is used by non-critical care nursing staff for early defibrillation. The device can switch to full-featured manual operation for physician and critical care staff use providing the capabilities of two different devices in one product.

System 12. This product is obtains a diagnostic ECG tracing consisting of 12 leads (views) of the heart's electrical activity. It is used to provide rapid and early identification of myocardial infarction in the pre-hospital setting. The tracing obtained can be transmitted to a receiving hospital to shorten the time to treatment after the patient arrives by ambulance. The system includes acquisition hardware and software that is used in conjunction with a portable computer in the field.

PowerCharger and Base PowerCharger(4x4). These products are used to power and recharge Zoll devices that store a common rechargeable battery. This system of compatible chargers and batteries provides customers with extensive flexibility in adopting Zoll products for use on both AC power and for portable battery operation. The Base PowerCharger(4x4) also provides automated battery testing eliminating testing all batteries manually and identifying batteries that need replacement before use without dependence on technicians or clinical staff.

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

In 1994, the Company began selling the Stat Padz multi-function electrodes. The Stat Padz electrode expands the Company's disposable product line to meet the need for speed in defibrillation and specialized requirements in disposables. Stat Padz are supplied in a proprietary Zoll Speed Pack that eliminates unnecessary packaging, reduces application steps and provides an organized means to apply lifesaving electrical therapy to the patient.

In 1996, the Company introduced both radiolucent and sterile Stat Padz multi-function electrodes. The radiolucent and sterile Stat Padz extend the Company's disposable product line. Radiolucent Stat Padz are made from a specially formulated conductive material which is virtually invisible to X-ray. The Sterile Stat Padz are specially packaged and sterilized allowing for use in surgical and other sterile environments. In addition to the disposable multi-function electrodes, the Company sells both a pacing-only electrode for use on adults and children (NTP 2000 and 2100) and standard ECG electrodes. The Company expects that the growing installed base of its pacing and defibrillation devices will generate increased demand for its disposable electrodes.

PRODUCT DESIGN AND NEW PRODUCT DEVELOPMENT

The Company's strategy has been to improve and expand its product line through the application of its proprietary technology to both devices and disposable electrodes. The Company pursues a multi-disciplinary approach to product design. The primary disciplines comprising the Company's current research and development program are mechanical, software and electronic design, which include both digital (microprocessor) and analog (high voltage) design.

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

The company is developing an advanced biphasic waveform. Management believes that it can demonstrate improved defibrillation efficacy with less damage to the heart with this new waveform compared to conventional monophasic waveforms. The Company believes their new proprietary biphasic defibrillation waveform will offer compelling clinical benefits such that current defibrillator replacement cycles may be accelerated.

SALES AND MARKETING

The Company employs a direct North American sales force consisting of 62 full-time sales people as of September 27, 1997, including eight regional managers for North American Sales. In addition, the Company uses distributors to service certain less accessible geographic areas. The Company's North American marketing efforts are directed from its headquarters in Burlington, Massachusetts, with the sales force calling on hospitals and ambulance/paramedic services across the United States. Significant involvement by the sales person is generally required to establish new customers. A sales person must call on multiple parties within a hospital, including both the primary decision maker for the hospital area in which the device is to be used (e.g., cardiac care unit or emergency room) and the hospital administrators or equipment purchasing committees. By employing a direct sales force, the Company retains greater flexibility and control of its marketing efforts. The sales force reinforces its ties to its customers by training the users of the products in their operation. The Company has recruited an experienced EMS specialist sales team to provide coordination, special knowledge, and customer service to high potential EMS accounts.

Beginning in 1990, the Company began an aggressive effort to penetrate the international market. The Company has established a network of approximately 63 distributors in targeted international markets. International operations are based in the Netherlands, with regional managers in Europe, Latin America, the Middle East, and the Far East. The company has established a direct sales subsidiary in the United

Kingdom. In 1992 the Company entered into a distributorship agreement with a Japanese company for the sale of the Company's products in Japan. In 1994, the Company entered into an agreement with a German company to be the exclusive distributor of Zoll products to the hospital market in Germany. The Company believes that there is significant growth potential in the international market.


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

All of the Company's disposable electrodes are manufactured by the Company from raw material, which is purchased in bulk. Each step of the manufacturing process is qualified and validated so that the units produced consistently meet performance requirements.

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

The Company's principal competitor is Physio-Control Corporation ("Physio"), formerly a subsidiary of Eli Lilly and Company. Management believes that Physio has a dominant position in the cardiac resuscitation equipment industry. Physio is the only competitor that competes across the Company's entire defibrillation product line. Other competitors include Hewlett-Packard Co., and Laerdal Medical Corporation. International competitors also include Nihon-Kohden, S&W, Bruker-Odam, and Hellige.

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

PATENTS AND PROPRIETARY TECHNOLOGY

The Company's United States pacing system patent, which expires in 1999, covers the combination of the duration and shape of the pacing pulse and the characteristics of the electrodes. Corresponding patents have been issued in Canada, France, United Kingdom and Japan. A number of additional U.S. and foreign patents are now pending or have been issued relating to other non-invasive cardiac pacing techniques and novel Biphasic defibrillation waveform technologies.

Several United States patents related to features of the 1400, 1600 and 2000 pacer/defibrillators, Powercharger and Stat Padz electrodes have been issued. Foreign patents relating to the 1400/1600/2000 pacer/defilrillators are pending.

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

GOVERNMENT REGULATION

The manufacture and sale of the Company's products are subject to extensive regulation by numerous governmental authorities, principally by the United States Food and Drug Administration (the "FDA") and corresponding foreign agencies. The FDA administers the Federal Food, Drug and Cosmetic Act, as amended (the "FDA Act"). The Company is subject to the standards and procedures respecting the manufacture of medical devices contained in the FDA Act and the regulations promulgated thereunder and are subject to inspection by the FDA for compliance with such standards and procedures.

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

Medical device manufacturers are routinely subject to periodic inspections by the FDA. If the FDA believes that a company may not be operating in compliance with applicable laws and regulations, it can place the company under observation and reinspect the facilities; issue a warning letter apprising of violative conduct; detain or seize products; mandate a recall; enjoin future violations, and assess civil and criminal penalties against the company, its officers or its employees. Failure to comply with regulatory requirements or any adverse regulatory action could have a material adverse effect on the Company.

On November 21, 1997, the Company received a warning letter from the FDA. The warning letter was issued as a procedural follow-up to a Form 483 resulting from a routine inspection. The warning letter included observations that Zoll's definitions for complaints and Medical Device Reports (MDR) were not appropriate. The Company believes it has implemented corrective actions to address all issues identified in the warning letter. This action plan has been reviewed with the FDA District Office. The Company is in the process of clearing the warning letter through a standard third party certification process. The Company believes that the warning letter will not have a material adverse impact on its financial position or its results of operations.

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

PRODUCT LIABILITY AND INSURANCE COVERAGE

The manufacture and sale of medical products entail significant risk of product liability claims or product recalls. While the Company believes that the amount of product liability insurance maintained by the Company is adequate, there can be no assurance that the amount of such insurance will be sufficient to satisfy claims made against the Company in the future or that the Company will be able to maintain insurance in the future at satisfactory rates or in adequate amounts. Product liability claims could result in costs or litigation and could have a material adverse effect on the business, the financial condition and results of operations of the Company.

UNCERTAIN CUSTOMER DECISION PROCESSES

Many of the customers in the pre-hospital market consist of municipal fire and EMS departments. As a result, there are numerous decision-makers and governmental procedures in the decision process. Also, many hospitals, as a result of consolidation within the healthcare industry as well as increased pressure to reduce costs, have been using buying groups to make their purchases. Accordingly, the Company believes the purchasing decision of many of its customers may be characterized by long decision processes, which may result in long sales cycles for the Company's products.

HEALTHCARE REFORM

Uncertainty remains with regard to future changes within the healthcare industry. The trend towards managed care and economically motivated buyers may result in continued pressure on selling prices and deterioration of gross margins. The United States marketplace is increasingly characterized by consolidation among healthcare facilities and purchasers of medical devices who prefer to limit the number of suppliers from whom they purchase medical products. There can be no assurance that these entities will continue to purchase products from the Company. In addition, international markets are also being affected by economic pressure to contain healthcare costs. Although these factors will continue to impact the growth rate of the Company, as well as its profit margins, management believes that it is well positioned to take advantage of opportunities for growth that exist in the markets it serves.

FLUCTUATIONS IN OPERATING RESULTS

The Company's results of operations may fluctuate from quarter to quarter and will depend upon numerous factors, including actions relating to regulatory matters, the extent to which the Company's products gain market acceptance, and competition. Results of operations will also be affected by the timing of orders received and the ability of its sales force to effectively commercialize the Company's products.

EMPLOYEES

As of September 27, 1997, the Company had 338 full-time and 10 part-time employees. The Company expects to employ additional personnel as it expands its operations. Management believes that its relations with its employees are excellent.

ITEM 2.  PROPERTIES

The Company's facilities are located in Burlington, Massachusetts and Pawtucket, Rhode Island. The Company's executive headquarters are located at the Burlington facility, along with its research and development and its device manufacturing operations. The Company owns a 33,000 square foot building in Rhode Island, which it uses to manufacture its disposable products. The Company leases approximately 70,000 square feet of office and assembly space in Burlington under a lease expiring August 2003, and 2685 square feet of office space in Vancouver, British Columbia expiring in 2002. The Company also has administrative offices in Manchester, England. The Company believes that its current facilities will be adequate for its current needs.

ITEM 3.  LEGAL PROCEEDINGS

In the course of normal operations, the Company is involved in litigation arising from commercial disputes and claims of former employees which management believes will not have a material impact on the Company's financial position or its results of operations.

During the quarter ended December 28, 1996, the Company incurred a charge of approximately $1,300,000 to cover the litigation costs to defend itself in a shareholder lawsuit initiated in 1994. The Company has been unable to reach a reasonable settlement with plaintiffs' attorneys. The Company believes it has meritorious defenses to the lawsuit and therefore will prevail in trial. The Company believes that such litigation accrual and insurance reimbursement is adequate provision for probable losses arising from the litigation, and as such, the Company believes that the litigation will not have a material adverse affect on its financial position or its results of operation.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not Applicable.

EXECUTIVE OFFICERS OF REGISTRANT

           Name                Age                        Position

Rolf S. Stutz                  48     Chairman of the Board and Chief Executive Officer

Richard A. Packer              40     President, Chief Operating Officer and Director

William J. Knight              48     Vice President - Administration and Chief Financial Officer

Patrick A. Maley               47     Vice President - Sales & Marketing

Frits J. Borst                 55     Vice President - International Operations

Donald Boucher                 45     Vice President - Research and Development

Ward M. Hamilton               50     Vice President - Marketing

Mr. Stutz joined the Company as President, Chief Executive Officer and director in 1983. From 1978 to 1983, Mr. Stutz held a variety of domestic and international management positions with Millipore Corporation, a manufacturer of high technology membrane filtration and purification products for the analytical pharmaceutical and microelectronics markets. Mr. Stutz received an A.B. from the University of North Carolina and an M.B.A. from the Harvard Graduate School of Business Administration. He is a director of HemaSure Corporation, Cambridge Heart, Inc., and Lifecor, Inc.

Mr. Packer joined the Company in 1992 and has served as President, Chief Operating Officer and director since May 1996. Since 1992 he has served as Chief Financial Officer and Vice President of Operations of the Company. Prior to this time, Mr. Packer served from 1987 to 1992 as Vice President of various functions for Whistler Corporation, a consumer electronics company. Prior to this, Mr. Packer was a manager with the consulting firm of PRTM/KPMG, specializing in operations of high technology companies. Mr. Packer has received B.S. and M. Eng. degrees from the Rensselaer Polytechnic Institute and an M.B.A. from the Harvard Graduate School of Business Administration.

Mr. Knight joined the Company in August 1996 as the Vice President of Administration and Chief Financial Officer. From 1989 to 1996, Mr. Knight served as Vice President and Corporate Controller of Analytical Technology, Inc., a manufacturer of scientific instrumentation. Prior to that Mr. Knight was Vice President, Chief Financial Officer and one of the founders of Mattson Instruments, Inc., a manufacturer of scientific instrumentation. Mr. Knight is a Certified Public Accountant. Mr. Knight received a B.S. in Accounting from the University of Wisconsin.

Mr. Maley joined the Company as Vice President of Sales & Marketing in January 1996. From 1992 to 1995 Mr. Maley served as Vice President of Marketing for one of Boston Scientific's cardiology divisions. Prior to that he held various vice president and management positions with Advance Surgical Intervention and Alcon Surgical, manufacturers of medical devices in urology and ophthalmic specialties, respectively. Mr. Maley has received an M.B.A. and a B.S. in economics from the University of California.

Mr. Borst joined the Company as Vice President of International Operations in October 1993. Prior to joining the Company, Mr. Borst served from 1978 to 1993 with Datascope Corporation, most recently as Director of Sales & Marketing for their international division. Mr. Borst received a B.S. in Business Administration and Hotel Management from the Management Centre Europe, in Brussels.

Mr. Boucher joined the Company as Vice President of Research and Development in December 1993. Prior to joining the Company, Mr. Boucher served from 1977 to 1993, with Corometrics Medical Systems, Inc., a manufacturer of fetal and neonatal monitors most recently as Vice President of Engineering. Mr. Boucher received an M.B.A. from the University of Connecticut, an M.S.E. in bioengineering from the University of Pennsylvania, and a B.S. in engineering from Northeastern University.

Mr. Hamilton joined the Company as Vice President of Marketing in February 1992. Prior to this time, Mr. Hamilton served from 1985 to 1991 as Director of New Business Development and Director of Marketing for ACLS products for Laerdal Medical Corporation, a manufacturer of portable automated defibrillators, and from 1977 to 1985 as Marketing Manager for defibrillators and noninvasive blood pressure monitors for Datascope Corporation. Mr. Hamilton received a B.A. in political science from Hartwick College and an M.P.A. in public administration from the University of Southern California.

PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock is traded on the National Association of Securities Dealers Automated Quotation (NASDAQ) National Market System under the symbol "ZOLL." The following table sets forth the high and low sales prices during the calendar quarters specified:


                                            SALES PRICES
                                   1997                       1996
                            HIGH         LOW           HIGH          LOW
--------------------------------------------------------------------------

FIRST QUARTER              $   16       $8-5/8        $ 9-3/4      $ 7-1/2
SECOND QUARTER                 12        8-1/2         13-1/4        8-1/2
THIRD QUARTER               9-5/8        6-7/8         18-1/4       11-1/2
FOURTH QUARTER              8-3/4        6-5/8         17-1/4       10-1/2

The Company has never declared or paid cash dividends on its capital stock. The Company currently intends to retain any future earnings to finance the growth and development of its business and therefore does not anticipate paying any cash dividends in the foreseeable future.

As of September 27, 1997, there were 198 stockholders of record of the Company's Common Stock. The Company believes there were substantially in excess of 1,000 beneficial holders of the Common Stock.

ITEM 6.  SELECTED FINANCIAL DATA

The following selected consolidated financial data for fiscal years 1993 through 1997 are qualified in their entirety by reference to the more fully detailed consolidated financial statements and the report of independent auditors thereon which are included elsewhere herein.


                                                                             YEAR ENDED
                                             --------------------------------------------------------------------------
                                             SEPT. 27,        SEPT. 28,       SEPT. 30,        Oct. 1,        SEPT. 25,
                                               1997             1996            1995            1994             1993
                                             ---------        ---------       ---------        -------        ---------
(000's omitted, except in per share data)

Income Statement Data:
Net sales                                     $56,336          $54,762         $45,664         $47,533         $38,060
Cost of goods sold                             25,089           24,390          20,384          19,943          15,619
                                              -------          -------         -------         -------         -------

Gross profit                                   31,247           30,372          25,280          27,590          22,441
Expenses:
     Sel1 and marketing                        18,422           16,709          15,553          12,876          10,497
     General and administrative                 6,176*           4,423           4,151           4,075           3,143
     Research and development                   6,235*           4,355           4,360           5,253           3,047
                                              -------          -------         -------         -------         -------
          Total expenses                       30,833           25,487          24,064          22,204          16,687

Income from operations                            414            4,885           1,216           5,386           5,754
Net investment income                             367              286             243             289             215

Income before income taxes                        781            5,171           1,459           5,675           5,969
Provision for income taxes                        266            1,758             496           2,043           2,148
Net income                                    $   515*         $ 3,413         $   963         $ 3,632         $ 3,821
                                              =======          =======         =======         =======         =======

Earnings per share                            $  0.08*         $  0.55         $  0.16         $  0.58         $  0.61

Weighted average common and
equivalent shares outstanding                   6,226            6,243           6,203           6,274           6,257

Balance Sheet Data:
Working capital                               $24,546          $25,150         $23,850         $23,415         $20,118
Total assets                                   44,210           42,089          36,139          35,621          30,494
Total long-term debt, excluding current
portion                                           552              661             767             894              18

Stockholders' equity                           34,039           33,422          29,590          28,337          24,070

*During the year ended September 27, 1997, excluding a one-time charge taken in Q1 aggregating $2.3 million, net income would have been $2,033 and earnings per share would have been $0.32.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

1997 COMPARED TO 1996

The Company's net sales increased 3% to $56,336,000 for the year ended September 27, 1997 from $54,762,000 for the year ended September 28, 1996. The increase was primarily attributable to a 12% increase in sales of disposable electrodes and a 5% increase in sales to international markets.

Gross profit as a percentage of sales remained at 55%.

Selling and marketing expenses increased as a percentage of sales to 33% from 30%. Selling and marketing expenses increased 10% to $18,422,000 from $16,709,000. Of this increase, $734,000 was due to higher payroll related costs and travel expenditures due to higher staffing levels in North America, $350,000 was due to higher international selling expenditures, $295,000 was due to increased product services and support, and $349,000 was due to increased expenditures for promotion and advertising activities.

General and administrative expenses increased as a percentage of sales to 11% from 8%. General and administrative expenses increased 40% to $6,176,000 from $4,423,000. Of this increase, $1,300,000 was related to the estimated cost of proceeding to trial in a class action shareholder lawsuit that was initiated in 1994 and $591,000 was due to increased payroll related costs and travel expenditures because of higher staffing levels and the acquisition of the mobile computing business of Westech Information Systems, Inc. (Westech).

Research and development expenses increased as a percentage of sales to 11% from 8%. Research and development expenses increased 43% to $6,235,000 from $4,355,000. Of this increase, $1,000,000 is applicable to the value of in-process research and development acquired in the purchase of the assets from Westech, and $885,000 is due to increased staffing related to new product development.

Net investment income increased to $367,000 from $286,000. The increase was due primarily to higher average cash balances.

At September 27, 1997, the Company has available tax loss carryforwards of approximately $1,267,000 of which $720,000 expires at various dates through 2002 and $547,000 have an indefinite life. Approximately $1,157,000 of the tax loss carryforward is attributable to the Company's foreign operations and is not available to offset domestic taxable income.

1996 COMPARED TO 1995

The Company's net sales increased 20% to $54,762,000 for the year ended September 28, 1996 from $45,664,000 for the year ended September 30, 1995. The increase was primarily attributable to a 127% increase in domestic defibrillator sales to the pre-hospital market, a 51% increase in sales to international markets and a 9% increase in disposable electrode sales.

Gross profit as a percentage of sales remained at 55%.

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

Research and development expenses decreased as a percentage of sales to 8% from 10%. Research and development expenses were essentially unchanged at $4,355,000 vs. $4,360,000 for 1995.

Net investment income increased to $286,000 from $243,000. The increase was due primarily to higher returns generated on the investment portfolios.

At September 28, 1996, the Company has available tax loss carryforwards of approximately $1,271,000 of which $753,000 expires at various dates through 2002 and $518,000 of which has an indefinite life. Approximately $1,118,000 of the tax loss carryforward is attributable to the Company's foreign operations and is not available to offset domestic taxable income.


LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and investments at September 27, 1997 was $10,038,000 compared to $7,927,000 at September 28, 1996, an increase of $2,111,000. Cash provided by operating activities for the year ended September 27, 1997 increased $484,000 over the same period in 1996. This increase was primarily due to a net reduction in accounts receivable of $1,779,000.

The amount of cash required to fund investing activities was $5,273,000 lower for the year ended September 27, 1997 compared to the same period in 1996. The decrease was primarily due to an increase in the redemption of investments, and the investment in common stock of Lifecor, Inc., in 1996.

Cash provided by financing activities decreased $326,000 for the year ended September 27, 1997 primarily due to the decrease in the exercise of stock options in 1997 as compared to 1996.

The Company maintains a working capital line of credit with its bank. Under this working capital line, the Company may borrow up to $3,000,000 on a demand basis. Borrowings under this line bear interest at the bank's base rate (8.50% at September 27, 1997). The full amount of the line was available to the Company at September 27, 1997.

The Company expects that the combination of existing funds, cash generated from operations and its existing line of credit will be adequate to meet its liquidity and capital requirements, for the foreseeable future.


SAFE HARBOR STATEMENTS

Except for the historical information contained herein, the matters set forth herein are forward looking statements within the meaning of Section 27A of the Securities Act of 1933 as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are subject to certain risks and uncertainties that could cause actual results to differ materially from those set forth in the forward looking statements. Such risks and uncertainties include, but are not limited to: product demand and market acceptance risks, the effect of economic conditions, results of pending or future litigation, the impact of competitive products and pricing, product development and commercialization, technological difficulties, the government regulatory environment and actions, trade environment, capacity and supply constraints or difficulties, the results of financing efforts, actual purchases under agreements, and the effect of the Company's accounting policies.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements, Notes thereto, Independent Auditors Report, Quarterly Financial Data (Unaudited) and Supplementary Schedule are listed under Part IV, Item 14, in this report.



ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING FINANCIAL DISCLOSURE

         Not Applicable.


PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information appearing in the Company's Proxy Statement for its 1998 Annual Meeting of Stockholders (the "Proxy Statement") under the caption "Proposal I - Election of a Class of Directors" is incorporated herein by this reference. Information regarding Executive Officers of the Company called for by Item 10 is set forth at the end of Part I of this Report under the caption "Executive Officers of Registrant."


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



PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

      (a)(1) The following Consolidated Financial Statements, Notes thereto and Independent Auditors' Report of the company are filed on the pages listed below, as part of Part II, Item 8 of this report:

                                                                        Page
                                                                        ----

                Report of Independent Auditors                           F-1
                Consolidated Balance Sheets                              F-2
                Consolidated Income Statements                           F-3
                Consolidated Statements of Stockholders' Equity          F-4
                Consolidated Statements of Cash Flows                    F-5
                Notes to Consolidated Financial Statements           F-6 - F-15

      (a)(2) The following Consolidated Financial Statement Schedules are included herein:

                   Schedule II -        Valuation Accounts               S-1

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

        10.4.2     License Agreement dated as of April 8, 1987 between the
                   Company and S&W Medico Teknik A/S.*
        10.4.3     Amendment to License Agreement dated January 1, 1990 between the Company and S&W Medico Teknik A/S.*
        10.5       Stock Purchase Agreement dated July 1, 1985, as amended as of
                   May 24, 1991, among the Company and certain purchasers of the
                   Company's Common Stock and Preferred Stock.*
        10.8       Distributorship Agreement dated as of June 15, 1992 between the Company and Fukuda Denshi Co., Ltd.*
        10.9       Employment Agreement dated July 19, 1996 between the Company and Rolf S. Stutz regarding Mr. Stutz's employment. **
        10.10      Employment Agreement dated July 19, 1996 between the Company and Richard A. Packer regarding Mr. Packer's employment. **
        10.11      Non Employee Directors' Stock Option Plan dated April 23,
                   1996***
        21.1       Subsidiaries of the Company.***
        23.1       Consent of Ernst & Young LLP.***
        27         Financial Data Schedule ***

* Incorporated by reference from the Company's Registration Statement on Form S-1, as amended, under the Securities Act of 1933 (Registration Statement No. 33-47937).

** Incorporated by reference from the Company's Annual Report for 1996 Form 10-K, as amended, filed with the Securities and Exchange Commission on December 27, 1996.

***    Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on December 23, 1997.

                                                 ZOLL MEDICAL CORPORATION

                                                 By: /s/ Rolf S. Stutz
                                                     ---------------------------
                                                     Rolf S. Stutz
                                                     Chairman and Chief
                                                      Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

      Signature                               Title                             Date
      ---------                               -----                             ----

/s/ Rolf S. Stutz                     Chairman and Chief                    December 23, 1997
----------------------------              Executive Officer
Rolf S. Stutz                         (Principal Executive Officer)


/s/ William J. Knight                 Chief Financial Officer               December 23, 1997
----------------------------          (Principal Financial
William J. Knight                         and Accounting Officer)


/s/ Richard A. Packer                 President, Chief Operating            December 23, 1997
----------------------------              Officer and Director
Richard A. Packer


/s/ Willard M. Bright                 Director                              December 23, 1997
----------------------------
Willard M. Bright


/s/ Thomas M. Claflin                 Director                              December 23, 1997
----------------------------
Thomas M. Claflin, II


/s/ C. William Zadel                  Director                              December 23, 1997
----------------------------
C. William Zadel


/s/ Noah T. Herndon                   Director                              December 23, 1997
----------------------------
Noah T. Herndon


/s/ M. Stephen Heilman                Director                              December 23, 1997
----------------------------
M. Stephen Heilman

FINANCIAL STATEMENTS  PAGES  F-1 TO F-15
FINANCIAL STATEMENT SCHEDULE   PAGE  S-1


                                  EXHIBIT INDEX

           3.1     Restated Articles of Organization*
           3.2     Amended and Restated By-laws*
          10.1     1992 Stock Option Plan*
          10.2     1983 Incentive Stock Option Plan, as amended and restated
                   February 6, 1990*
          10.3     Revolving Loan and Security Agreement dated March 9, 1992
                   between the Company and Brown Brothers Harriman & Co.*
          10.4.1   License Agreement dated as of November 21, 1984 between the
                   Company and S&W Medico Teknik A/S*
          10.4.2   License Agreement dated as of April 8, 1987 between the
                   Company and S&W Medico Teknik A/S*
          10.4.3   Amendment to License Agreement dated January 1, 1990 between the Company and S&W Medico Teknik A/S*
          10.5     Stock Purchase Agreement dated July 1, 1985, as amended as of
                   May 24, 1991, among the Company and certain purchasers of the
                   Company's Common Stock and Preferred Stock*
          10.8     Distributorship Agreement dated as of June 15, 1992 between the Company and Fukuda Denshi Co., Ltd.*
          10.9     Employment Agreement dated July 19, 1996 between the Company and Rolf S. Stutz regarding Mr. Stutz's employment**
          10.10    Employment Agreement dated July 19, 1996 between the Company and Richard A. Packer regarding Mr. Packer's employment**
          10.11    Non Employee Directors' Stock Option Plan dated April 23,
                   1996***
          21.1     Subsidiaries of the Company***
          23.1     Consent of Ernst & Young LLP***
          27       Financial Data Schedule ***

* Incorporated by reference from the Company's Registration Statement on Form S-1, as amended, under the Securities Act of 1933 (Registration Statement
No. 33-47937).

**   Incorporated by reference from the Company's Annual Report for 1996 Form
10-K, as amended, filed with the Securities and Exchange Commission on December 27, 1996.

***  Filed herewith.

REPORT OF INDEPENDENT AUDITORS

Board of Directors and Stockholders
ZOLL Medical Corporation

We have audited the accompanying consolidated balance sheets of ZOLL Medical Corporation as of September 27, 1997 and September 28, 1996, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended September 27, 1997. Our audits also included the financial statement schedule listed in the index at Item 14(a). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of ZOLL Medical Corporation at September 27, 1997 and September 28, 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 27, 1997, in conformity with generally accepted accounting principles.





Boston, Massachusetts
November 20, 1997

                            ZOLL MEDICAL CORPORATION
                          CONSOLIDATED BALANCE SHEETS
(000's omitted)

                                                                          SEPT. 27,             SEPT. 28,
                         ASSETS                                             1997                  1996
                                                                          ---------             ---------
CURRENT ASSETS:
      Cash and cash equivalents                                            $ 9,760               $ 4,962
      Investments                                                              278                 2,965
      Accounts receivable, less allowance of $1,207 at
         September 27, 1997, $888 at September 28, 1996                     14,492                16,271
      Inventories:
         Raw materials                                                       2,632                 2,319
         Work-in-process                                                       840                 1,951
         Finished goods                                                      4,004                 3,096
                                                                           -------               -------
                                                                             7,476                 7,366
      Prepaid expenses and other current assets                              2,056                 1,203
                                                                           -------               -------
         Total current assets                                               34,062                32,767
Property and equipment at cost:
      Land and building                                                      1,023                   997
      Machinery and equipment                                               10,116                 8,313
      Tooling                                                                1,646                 2,327
      Furniture and fixtures                                                   659                   584
      Leasehold improvements                                                   737                   710
                                                                           -------               -------
                                                                            14,181                12,931
      Less accumulated depreciation                                          6,769                 6,141
                                                                           -------               -------
         Net property and equipment                                          7,412                 6,790
Other assets, net                                                            2,736                 2,532
                                                                           =======               =======
                                                                           $44,210               $42,089
                                                                           =======               =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Accounts payable                                                     $ 2,029               $ 2,832
      Accrued expenses and other liabilities                                 7,377                 4,671
      Current maturities of long-term debt                                     110                   114
                                                                           -------               -------
          Total current liabilities                                          9,516                 7,617
Deferred income taxes                                                          103                   389
Long-term debt                                                                 552                   661
Commitments and contingencies
Stockholders' equity
      Preferred stock, $.01 par value, authorized 1,000 shares,
         None issued and outstanding
      Common stock, $.02 par value, authorized 19,000 shares,
         6,192 and 6,174 issued and outstanding at
         September 27, 1997 and September 28, 1996, respectively               124                   124
      Capital in excess of par value                                        20,642                20,540
      Retained earnings                                                     13,273                12,758
                                                                           -------               -------
         Total stockholders' equity                                         34,039                33,422
                                                                           -------               -------
                                                                           $44,210               $42,089
                                                                           =======               =======

See notes to consolidated financial statements.

                            ZOLL MEDICAL CORPORATION
                         CONSOLIDATED INCOME STATEMENTS

                                                             YEAR ENDED
                                            SEPT. 27,         SEPT. 28,          SEPT. 30,
(000's omitted, except per share amounts)     1997              1996               1995
                                            ---------         ---------          ---------

Net sales                                    $56,336           $54,762            $45,664
Cost of goods sold                            25,089            24,390             20,384
                                             -------           -------            -------

Gross profit                                  31,247            30,372             25,280

Expenses:
    Selling and marketing                     18,422            16,709             15,553
    General and administrative                 6,176             4,423              4,151
    Research and development                   6,235             4,355              4,360
                                             -------           -------            -------

    Total expenses                            30,833            25,487             24,064
                                             -------           -------            -------

Income from operations                           414             4,885              1,216

Investment income                                427               378                336

Interest expense                                  60                92                 93
                                             -------           -------            -------

Income before income taxes                       781             5,171              1,459
Provision for income taxes                       266             1,758                496
                                             -------           -------            -------

Net income                                   $   515           $ 3,413            $   963
                                             =======           =======            =======

Earnings per share                           $  0.08           $  0.55            $  0.16
                                             =======           =======            =======

Weighted average common and
    equivalent shares outstanding              6,226             6,243              6,203

                 See notes to consolidated financial statements.

                            ZOLL MEDICAL CORPORATION
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                              CAPITAL IN                           TOTAL
                                                  COMMON                       EXCESS OF        RETAINED       STOCKHOLDER'S
(000's omitted)                                   SHARES         AMOUNT        PAR VALUE        EARNINGS          EQUITY
                                                  ------         ------       ----------        --------       -------------


Balance at October 1, 1994                         6,071          $121          $19,834          $ 8,382          $28,337

    Exercise of stock options                         46             1              153                               154
    Tax benefit realized upon exercise
         of stock options                                                           136                               136

    Net income                                                                                       963              963
                                                   -----          ----          -------          -------          -------

Balance at September 30, 1995                      6,117           122           20,123            9,345           29,590

    Exercise of stock options                         57             2              344                               346
    Tax benefit realized upon exercise
         of stock options                                                            73                                73

    Net income                                                                                     3,413            3,413
                                                   -----          ----          -------          -------          -------

Balance at September 28, 1996                      6,174           124           20,540           12,758           33,422

    Exercise of stock options                         18                             59                                59
    Tax benefit realized upon exercise
         of stock options                                                            43                                43

    Net income                                                                                       515              515
                                                   -----          ----          -------          -------          -------

Balance at September 27, 1997                      6,192          $124          $20,642          $13,273          $34,039
                                                   =====          ====          =======          =======          =======


                        See notes to consolidated financial statements.

                            ZOLL MEDICAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOW


                                                                 ---------------------------------------------------
                                                                 SEPTEMBER 27,      SEPTEMBER 28,      SEPTEMBER 30,
(000's omitted)                                                       1997              1996                1995
                                                                 ---------------------------------------------------

Operating Activities:
     Net income                                                     $   515            $ 3,413            $   963
Charges not affecting cash:
     Depreciation and amortization                                    1,398              1,539              1,416
     Accounts receivable allowances                                     319                102                123
     Inventory Reserve                                                  318                 33               (110)
     Provision for warranty expense                                     275                121                 53
     Deferred income taxes                                             (898)               133                  3
     In-process research and development                              1,000                  -                  -
     Loss on disposal of property and equipment                           -                  -                  7
Changes in current assets and liabilities:
     Accounts receivable                                              1,460             (2,377)            (1,822)
     Inventories                                                       (408)               (71)               407
     Prepaid expenses and other current assets                         (263)              (154)               (93)
     Accounts payable and accrued expenses                            1,654              2,147               (499)
                                                                    ---------------------------------------------
         Cash provided by operating activities                        5,370              4,886                448

Investing Activities:
     Additions to property and equipment                             (1,764)            (1,872)            (2,196)
     Investment in marketable securities                             (2,575)            (4,674)            (2,482)
     Redemption of marketable securities                              5,262              2,759              4,662
     Other assets                                                        74                (47)                34
     Acquisition of assets from
         Westech Information Systems, Inc.                           (1,558)                 -                  -
     Investment in common stock of Lifecor, Inc.                          -             (2,000)                 -
                                                                    ---------------------------------------------
         Cash provided by (used for) investing activities              (561)            (5,834)                18

Financing Activities:
     Exercise of stock options, including income tax benefits           102                419                290
     Repayment of long-term debt                                       (113)              (104)              (163)
                                                                    ---------------------------------------------
         Cash provided by (used for) financing activities               (11)               315                127
                                                                    ---------------------------------------------

         Net increase (decrease) in cash                              4,798               (633)               593
         Cash and cash equivalents at beginning of year               4,962              5,595              5,002
                                                                    ---------------------------------------------
         Cash and cash equivalents at end of year                   $ 9,760            $ 4,962            $ 5,595
                                                                    =============================================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash paid during the year:
         Income taxes                                               $   551            $ 1,556            $   469
         Interest                                                        60                 92                 93

SUPPLEMENTAL DISCLOSURES OF NON CASH
INVESTING ACTIVITIES:
     Capital lease obligations                                            -                  -            $    20


           See notes to consolidated financial statements.

                            ZOLL MEDICAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         NOTE A - SIGNIFICANT ACCOUNTING POLICIES

         Description of Business: ZOLL Medical Corporation (the Company) designs, manufactures and markets an integrated line of proprietary, noninvasive cardiac resuscitation devices and disposable electrodes. The Company's products are used for the emergency resuscitation of cardiac arrest victims. ZOLL also designs and markets software, which automates collection and management of both clinical and non-clinical data for emergency medical service providers.

         Principles of Consolidation: The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

         Fiscal Year: The company's fiscal year ends on the Saturday closest to September 30. The years ended September 27, 1997, September 28, 1996 and September 30, 1995 all included 52 weeks.

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

         Intangible Assets: The excess of cost over fair value of the net assets acquired is amortized on a straight-line basis over 15 years. Accumulated amortization amounted to $22,000 at September 27, 1997.

         Property and Equipment: Property and equipment are stated at cost and are depreciated using the straight-line method over the estimated economic useful lives of the assets (forty years for buildings, three to ten years for machinery and equipment, and five years for tooling, software, and furniture and fixtures). Leasehold improvements and equipment under capital leases are being amortized over the life of the lease.

         Revenue Recognition: Revenue from product sales is recognized upon shipment of the product and recorded net of estimated returns. Revenue from software license fees and the sale of hardware products is recognized upon shipment of the product, provided that no significant customizations remain and collection of the receivable is considered probable. Service revenue earned on extended warranty contracts is recognized on a straight-line basis over the life of the contract period.

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

         In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share" (FAS 128) which is effective for financial statements for both interim and annual periods ending after December 15, 1997. FAS 128 will require the presentation of "basic" and "diluted" EPS. The Basic EPS calculation does not consider the possible effects of potentially dilutive securities. Basic and diluted EPS calculated in accordance with FAS 128 is not expected to differ significantly from EPS as currently reported.

         Reclassifications: Certain reclassifications have been made to the prior year's consolidated financial statements to conform to the 1997 presentation.

         Pervasiveness of Estimates: The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         Stock Option Plans: The Company accounts for its stock compensation awards under the provisions of APB No. 25 "Accounting for Stock Issued to Employees" and will continue to do so in the future.

         Newly Issued Pronouncements: In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130 (FAS 130), "Reporting Comprehensive Income" and Statement No. 131 (FAS 131) "Disclosures About Segments of an Enterprise and Related Information." FAS 130 establishes standards for the reporting and display of comprehensive income and its components. FAS 131 establishes standards for the way that public companies report information about operating segments in financial statements. This Statement supersedes Statement No. 14, "Financial Reporting for Segments of a Business Enterprise," but retains the requirements to report information about major customers. The Statements are effective for fiscal years beginning after December 15, 1997. The Company does not believe that the adoption of these Statements will have a material effect on the Company's financial statements.

         NOTE B - INVESTMENTS

         Investments in equity securities and debt securities are classified as available for sale at September 27, 1997. Available for sale securities consisted of $278,000 of corporate obligations at September 27, 1997. The securities are carried at fair value, with unrealized gains and losses, net of tax, reported in a separate component of stockholders' equity. At September 27, 1997, there was no difference between the cost basis and the estimated market value on the security portfolio. The maturity periods on the securities held were all due within one year.

         The cost of securities sold is based on the specific identification method. Realized gains and losses and declines in value judged to be other than temporary are included in investment income.

         During 1996, the Company invested $2 million in the common stock of Lifecor, Inc., which represents approximately 6% of Lifecor's outstanding common stock. The Company accounts for this investment at cost, which approximates market. This investment is included in other assets on the balance sheet.

         NOTE C - STOCKHOLDERS' EQUITY

         Preferred Stock: The Board of Directors is authorized to fix the designations, relative rights, preferences, and limitations on the Preferred Stock at the time of issuance.

         Stock Option Plans: The Company's 1983 and 1992 stock option plans provide for the granting of options to officers and other key employees to purchase the Company's Common Stock at a purchase price, in the case of incentive stock options, at least equal to the fair market value per share of the outstanding common stock of the Company at the time the option is granted, as determined by the Compensation committee of the Board of Directors. The number of shares originally authorized for these plans was 1,610,000. Options are no longer granted under the 1983 plan. Options become exercisable ratable over four years and have a maximum duration of 10 years. Approximately 954,000 shares of Common Stock are reserved for issuance under the Company's stock option plan as of September 28, 1997.

         The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 (FAS 123), "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized with respect to the Company's stock option grants. Had compensation cost for this plan been determined based on the fair value methodology prescribed by FAS 123, the Company's net earnings and earnings per share would have been reduced to the pro forma amounts indicated below.

         (000's omitted, except per share data)
                                                      1997               1996
          ----------------------------------------------------------------------

          Net earnings - as reported                 $ 515             $3,413
          Net earnings - pro forma                   $ 269             $3,333
          Earnings per share - as reported           $0.08             $ 0.55
          Earnings per share - pro forma             $0.04             $ 0.53

          The above pro forma amounts may not be representative of the effects on reported net earnings for future years. The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1997 and 1996:


                                                      1997              1996

          Dividend yield                                0%                 0%
          Expected volatility                        4.84%              4.84%
          Risk-free interest rate                    5.98%              5.96%
          Expected lives                           5 years            5 years

Activity as to stock options under the two plans is as follows:

(000's omitted, except per share data)                             1997                      1996                     1995
                                                    ------------------------------------------------------------------------
                                                                      WEIGHTED-                   WEIGHTED-
                                                                        AVERAGE                     AVERAGE
                                                                       EXERCISE                    EXERCISE
                                                            SHARES        PRICE       SHARES          PRICE           SHARES
                                                    ------------------------------------------------------------------------

Outstanding at the beginning of the year                       731       $11.19          623         $10.60              550

Granted during the year                                         86         9.76          230          12.22              197
Exercised during the year                                      (18)        3.43          (57)          6.05              (46)
Cancelled during the year                                       (6)       12.55          (65)         14.58              (78)
                                                    ------------------------------------------------------------------------
Outstanding at the end of the year                             793       $11.02          731         $11.19              623
                                                    ========================================================================

Price range per share of outstanding options        $3.687 - 14.75              $.50 - 14.75                    $.31 - 38.25
Average price per share of outstanding options              $11.08                    $11.31                          $16.73
Price range per share of exercised options          $  .50 -  8.75              $.31 - 14.00                    $.31 - 10.00
Exercisable at the end of the year                             277                       129                             264
Available for grant at the end of the year                     161                        41                             206
                                                    ========================================================================

Weighted-average fair  value of options, granted                         $ 4.48                      $ 5.55
during the year.

Weighted-average exercise price of options,                              $10.08                      $ 6.82
exercisable at end of year.


The following table summarizes information about stock options outstanding at September 27, 1997.


(000's omitted, except per share data)

                                OPTIONS OUTSTANDING                             OPTIONS EXERCISABLE
                   -------------------------------------------------     ---------------------------------

                        NUMBER   WEIGHTED-AVERAGE                             NUMBER
RANGE OF           OUTSTANDING          REMAINING   WEIGHTED-AVERAGE     EXERCISABLE      WEIGHTED-AVERAGE
EXERCISE PRICE      AT 9/27/97   CONTRACTUAL LIFE     EXERCISE PRICE      AT 9/27/97        EXERCISE PRICE
--------------     -----------   ----------------   ----------------     -----------      ----------------

$ 3.687 - $ 6.875           62         3.28 Years             $ 3.74              47                $ 3.74
$ 8.75                     263         8.17 Years               8.75              66                  8.75
$ 9.00  - $10.75           136         7.59 Years              10.20              77                 10.13
$14.00  - $14.75           332         8.55 Years             $14.52              87                $14.52
----------------------------------------------------------------------------------------------------------
$ 3.687 - $14.75           793                                                   277
----------------------------------------------------------------------------------------------------------


Under the Company's 1992 stock option plan 166,900 options ranging in option price from $14.00 to $14.50 per share were repriced to $8.75 per share and 227,750 options ranging in price from $21.75 to $38.25 were repriced to $14.50 per share, during 1996. The purpose of these transactions was to restore the incentive effect of such options. On November 21, 1996 the Board of Directors adopted an amendment to the Plan, to increase the number of shares of Common Stock available for issuance under the Plan by 200,000 shares. In all other respects, the Plan remained unchanged.

NOTE D - ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued liabilities consist of:
                                                   SEPT. 27,   SEPT. 28,
(000's omitted)                                      1997         1996
------------------------------------------------------------   ---------

  Accrued salaries and wages                        $2,383      $2,086
  Accrued professional services                      1,003         264
  Accrued warranty expense                             996         721
  Accrued income taxes                                 963         394
  Other accrued expenses                             2,032       1,206
                                                    ------      ------

Total accrued expenses and other liabilities        $7,377      $4,671
                                                    ======      ======

NOTE E - INDEBTEDNESS

The Company maintains an unsecured working capital line of credit with its bank. Under this working capital line, the Company may borrow up to $3,000,000 on a demand basis. This line of credit bears interest at the bank's base rate (8.5% at September 27, 1997), and requires a compensating balance of $275,000. The full amount of the line was available to the Company at September 27, 1997.

In 1994, the Company purchased land and building, which replaced leased operating facilities, for $900,000. The land and building are mortgaged under a $900,000 bank note bearing interest at 8.2%. The mortgage requires equal monthly principal payments of $7,500 plus interest over seven years, with a final payment of $270,000 due in July 2001. The mortgage contains various covenants including minimum levels of net worth, working capital and pre-tax earnings. The Company is in compliance with all covenants of the agreement.

Long-term debt consisted of :
(000's omitted)                                   1997         1996
------------------------------------------------------         ----

Mortgage note payable                             $623         $712
Capital lease obligations - Note G                  39           63
Total long-term debt                               662          775
Less current portion                               110          114
                                                  ----         ----
                                                  $552         $661
                                                  ====         ====

The schedule of principal payments on long-term debt is as follows:

                     1998                          $110
                     1999                           103
                     2000                            90
                     2001                           359
                                                   ----
                                                   $662
                                                   ====

--------------------------------------------------------------------

NOTE F- INCOME TAXES

The provision for income taxes consists of the following:

(000's omitted)                      1997       1996      1995
                                     ----       ----      ----
--------------------------------------------------------------

 Federal:
        Current                     $ 942     $1,288      $462
        Deferred                     (722)       144         3
                                    -----     ------      ----
                                      220      1,432       465

 State:
        Current                       222        337        31
        Deferred                     (176)       (11)        -
                                    -----     ------      ----
                                       46        326        31
                                    -----     ------      ----

                                    $ 266     $1,758      $496
                                    =====     ======      ====

The effective income tax rate differed from the statutory federal income tax rate due to:

                                                  1997    1996     1995
                                                  ----    ----     ----
Statutory income tax rate                         34.0%   34.0%    34.0%
Tax credits, federal and state                       -    (2.6)    (6.2)
State income taxes, net of federal benefit         3.9     4.2      4.8
Unbenefited foreign losses                         1.6     1.1      3.8
Other                                             (5.5)   (2.7)    (2.4)
                                                  ----    ----     ----

   Effective income tax rate                      34.0%   34.0%    34.0%
                                                  ====    ====     ====


At September 27, 1997, the Company has available tax loss carryforwards of approximately $1,267,000 of which $720,000 expires at various dates through 2002 and $547,000 have an indefinite life. Approximately $1,157,000 of tax loss carryforward is attributable to the Company's foreign operations and is not available to offset domestic taxable income.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The valuation allowance increased $13,000 as a result of foreign losses incurred in 1997.

Significant components of the Company's deferred tax assets and liabilities are as follows:

(000's omitted)                                    1997          1996
                                                   ----          ----
----------------------------------------------------------------------

Deferred tax assets:
   Accounts receivable and inventory               $ 718         $ 523
   Net operating loss carryforwards                  420           423
   Product warranty accruals                         389           282
   Purchased research & development                  365             -
   Shareholder litigation accrual                    288             -
   Other liabilities                                 206           103
   Valuation allowance for deferred tax assets      (384)         (371)
                                                   -----         -----

     Total deferred tax assets                      2002           960

Deferred tax liabilities:
Accelerated tax depreciation                         700           635
Prepaid expenses                                     277           198
                                                   -----         -----
     Total deferred tax liabilities                  977           833
                                                   -----         -----

     Net deferred tax asset                        $1025         $ 127
                                                   =====         =====

NOTE G - LEASES

The Company leases certain office and manufacturing space and equipment under capital and operating leases. Listed below are the future minimum rental payments required under capital leases and operating leases with noncancellable terms in excess of one year at September 27, 1997, together with the present value of net minimum lease payments.

                                            CAPITAL     OPERATING
                                             LEASES        LEASES      TOTAL
----------------------------------------------------------------------------
(000's omitted)
    1998                                         27           303        330
    1999                                         14           306        320
    2000                                          -           338        338
    2001                                          -           338        338
    2002                                          -           338        338
    Thereafter                                    -           281        281
                                                ---        ------     ------

Net minimum lease payments                       41        $1,904     $1,945

  Less interest payments                          2
                                                ---

Present value of net minimum lease payments     $39
                                                ===

Included in machinery and equipment at September 27, 1997 and September 28, 1996 are certain items recorded as capital leases with a book value of $134,000 and related accumulated depreciation of $93,000 and $68,000 in 1997 and 1996, respectively.

The Company's office lease is subject to adjustments based on actual floor space occupied. The lease also requires payment of real estate taxes and operating costs. Total rental expense for 1997, 1996, and 1995 was approximately $566,000, $508,000, and $418,000, respectively.

NOTE H - EMPLOYEE BENEFIT PLAN

The Company has a defined contribution retirement plan which contains a "401(k)" program for all employees with six months of service who have attained 21 years of age. The Company may contribute a discretionary percentage of the employee's contribution. The Company may make an additional discretionary profit sharing contribution. The Company made a $100,000 contribution to the plan in fiscal 1997 and no contribution in fiscal 1996 or 1995.

NOTE I - CONCENTRATION OF CREDIT RISK

The Company sells its products primarily to hospitals and universities. The Company performs periodic credit evaluations of its customers' financial condition and does not require collateral. Credit losses associated with these customers historically have been small, which is consistent with management's expectations. The Company entered the pre-hospital market segment recently, and as a result the Company believes it will face a greater degree of credit risks as sales to this market segment expand.

The Company had export sales of approximately $12,322,000, $11,649,000, and $7,730,000 in 1997, 1996 and 1995 respectively.

NOTE J - CONTINGENCIES

In the course of normal operations, the Company is involved in litigation arising from commercial disputes and claims of former employees which management believes will not have a material impact on the Company's financial position or its results of operations.

During the quarter ended December 28, 1996, the Company incurred a charge of approximately $1,300,000 to cover the litigation costs to defend itself in a shareholder lawsuit initiated in 1994. The Company has been unable to reach a reasonable settlement with plaintiffs' attorneys. The Company believes it has meritorious defenses to the lawsuit and therefore will prevail in trial. The Company believes that such litigation accrual and insurance reimbursement is adequate provision for probable losses arising from the litigation, and as such the Company believes that the litigation will not have a material adverse affect on its financial position or its results of operations.

NOTE K - ACQUISITION

On November 6, 1996 the Company acquired the assets of the mobile computing business of Westech Information Systems, Inc. for approximately $1,500,000 in cash. The acquisition was accounted for as a purchase and the purchase price was allocated to the assets acquired and liabilities assumed based on their respective fair values at the date of acquisition. The excess of the cost over the fair value of net assets acquired is being amortized over fifteen years. In connection with the acquisition, the Company incurred a non-recurring charge of $1,000,000 for acquired in process research and development which was charged to operations because in management's' opinion, technological feasibility for the acquired research and development had not been established. The Company's consolidated results of operations include the operations of the mobile computing business of Westech Information Systems, Inc. from November 1996.

The following unaudited pro forma information shows the results of operations as if the transaction occurred at the beginning of each year (in thousands, except per share amounts):

                                                    1997             1996
     ---------------------------------------------------------------------------
     Net Sales                                    $56,438           $55,751
     Net income                                   $   504           $ 2,987
     Earnings per common share                    $  0.08           $  0.48

         The pro forma results of operations are not necessarily indicative of the actual results of operations that would have occurred had the purchase actually been made at the beginning of the respective periods and is not necessarily indicative of results that may be obtained in the future.


NOTE L - QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized quarterly financial data for 1997 and 1996 is as follows:



                                                          QUARTER ENDED
                                           Dec. 28,    Mar. 29,    Jun. 28,     Sept. 27,
(000's omitted, except per share data)       1996        1997        1997         1997
-----------------------------------------------------------------------------------------
1997
     Net Sales                             $14,137     $14,083     $12,434       $15,682
     Gross profit                            8,012       7,845       7,334         8,056
     Income (loss) from operations          (1,317)      1,227          64           440
     Net Income (loss)                        (792)        847         107           353
     Earnings (loss) per share             $ (0.13)    $  0.14     $  0.02       $  0.06



                                                           QUARTER ENDED
                                           Dec. 30,    Mar. 30,    Jun. 29,     Sept. 28,
                                             1995        1996        1996         1996
-----------------------------------------------------------------------------------------
1996
     Net Sales                             $12,331     $13,106     $13,971       $15,354
     Gross profit                            6,994       7,429       7,882         8,067
     Income from operations                    826       1,123       1,396         1,540
     Net Income                                594         746         931         1,142
     Earnings per share                    $  0.10     $  0.12     $  0.15       $  0.18

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS



                                       Balance        Additions                  Balance
                                      Beginning   Charged to Costs              At End of
Classifications                       of Period     and Expenses    Deductions   Period
---------------                       ---------   ----------------  ----------  ---------

Year Ended September 27, 1997
      Allowance for doubtful
              accounts                $888,000        $319,000       $          $1,207,000
                                      ========        ========       ========   ==========

Year Ended September 28, 1996
      Allowance for doubtful
              accounts                $786,000        $102,000       $          $  888,000
                                      ========        ========       ========   ==========

Year Ended September 30, 1995
      Allowance for doubtful
              accounts                $663,000        $123,000       $          $  786,000
                                      ========        ========       ========   ==========