Form 10-Q
period 1997-12-27
ZOLL MEDICAL CORPORATION
filed 1998-02-09
CIK 887568

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934. FOR THE THREE MONTH PERIOD FROM SEPTEMBER 28, 1997 TO DECEMBER 27, 1997.

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


                                 (781) 229-0020
                                 --------------
              (Registrant's telephone number, including area code)


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

                                YES  X     NO
                                    ---       ---


Indicate the number of shares outstanding of each of the issuer's classes of common stock:


           Class                              Outstanding at February 5, 1998
Common Stock, $.02 par value                            6,191,659



                       This document consists of 11 pages.
                                                 --

                            ZOLL MEDICAL CORPORATION

                                      INDEX

                                                                        Page No.

                          PART I. FINANCIAL INFORMATION

ITEM 1.  Financial Statements:


         Condensed Consolidated Balance Sheets (unaudited)
            December 27, 1997 and September 27, 1997                        3


         Condensed Consolidated Income Statements (unaudited)
            Three Months Ended December 27, 1997 and December 28, 1996      4


         Condensed Consolidated Statements of Cash Flows (unaudited)
            Three Months Ended December 27, 1997 and  December 28, 1996     5


         Notes to Condensed Consolidated Financial Statements (unaudited)   6


         Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                          7

                       PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings                                                  9

ITEM 2.  Changes in Securities                                              9

ITEM 3.  Defaults Upon Senior Securities                                    9

ITEM 4.  Submission of Matters to a Vote of Security-Holders                9

ITEM 5.  Other Information                                                  9

ITEM 6.  Exhibits and Reports on Form 8-K                                   9

         Signatures                                                        10

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                            ZOLL MEDICAL CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)
                                   (Unaudited)

                                                                          DECEMBER 27,               SEPTEMBER 27,
                                                                              1997                       1997
                                                                              ----                       ----
                                 ASSETS
Current assets:
     Cash and cash equivalents                                               $ 9,370                   $ 9,760
     Investments                                                                   -                       278
     Accounts receivable, less allowance of $970 at
         December 27, 1997; $1,207 at September 27, 1997                      12,271                    14,492
     Inventories:
         Raw materials                                                         3,550                     2,632
         Work-in-process                                                         842                       840
         Finished goods                                                        4,044                     4,004
                                                                             -------                   -------
                                                                               8,436                     7,476
     Prepaid expenses and other current assets                                 2,091                     2,056
                                                                             -------                   -------
         Total current assets                                                 32,168                    34,062
Property and equipment, at cost:

     Land and building                                                         1,023                     1,023
     Machinery and equipment                                                  10,467                    10,116
     Tooling                                                                   1,626                     1,646
     Furniture and fixtures                                                      667                       659
     Leasehold improvements                                                      737                       737
                                                                             -------                   -------
                                                                              14,520                    14,181
         Less accumulated depreciation                                         6,849                     6,769
                                                                             -------                   -------
     Net property and equipment                                                7,671                     7,412
Other assets, net                                                              2,736                     2,736
                                                                             -------                   -------
                                                                             $42,575                   $44,210
                                                                             =======                   =======

                  LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:

     Accounts payable                                                        $ 1,401                   $ 2,029
     Accrued expenses and other liabilities                                    6,232                     7,377
     Current maturities of long-term debt                                        110                       110
                                                                             -------                   -------
         Total current liabilities                                             7,743                     9,516
Deferred income taxes                                                            103                       103
Long-term debt                                                                   525                       552
Commitments and contingencies
Stockholders' equity
     Preferred stock, $.01 par value, authorized 1,000 shares,
         none issued and outstanding
     Common stock, $.02 par value, authorized 19,000 shares,
         6,192 issued and outstanding at December 27, 1997
         and September 27, 1997                                                  124                       124
     Capital in excess of par value                                           20,642                    20,642
     Retained earnings                                                        13,438                    13,273
                                                                             -------                   -------
         Total stockholders' equity                                           34,204                    34,039
                                                                             -------                   -------
                                                                             $42,575                   $44,210
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

                            ZOLL MEDICAL CORPORATION
                    CONDENSED CONSOLIDATED INCOME STATEMENTS
                    (in thousands, except per share amounts )
                                   (Unaudited)

                                                                      THREE MONTHS ENDED
                                                            ---------------------------------------
                                                            December 27,               December 28,
                                                                1997                       1996
                                                                ----                       ----

Net sales                                                     $12,440                    $14,137
Cost of goods sold                                              5,406                      6,125
                                                              -------                    -------

Gross profit                                                    7,034                      8,012

Expenses:
     Selling and marketing                                      4,248                      4,349
     General and administrative                                 1,233                      2,762
     Research and development                                   1,416                      2,218
                                                              -------                    -------

      Total expenses                                            6,897                      9,329
                                                              -------                    -------

Income (loss) from operations                                     137                     (1,317)
Investment income                                                 112                        133
Interest expense                                                   13                         16
                                                              -------                    -------

Income (loss) before income taxes                                 236                     (1,200)
Provision (benefit) for income taxes                               71                       (408)
                                                              -------                    -------
Net income (loss)                                             $   165                    $  (792)
                                                              =======                    =======

Basic earnings (loss) per share                               $  0.03                    $ (0.13)
                                                              =======                    =======

Weighted average common shares                                  6,192                      6,176


Diluted earnings (loss) per common and common
    equivalent share                                          $  0.03                    $ (0.13)
                                                              =======                    =======

Weighted average number of common and
    common equivalent shares outstanding                        6,208                      6,176



       See notes to unaudited condensed consolidated financial statements.

                            ZOLL MEDICAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)

                                                                             THREE MONTHS ENDED
                                                                   ---------------------------------------
                                                                   DECEMBER 27,               DECEMBER 28,
                                                                      1997                        1996
                                                                      ----                        ----
OPERATING ACTIVITIES:
Net income (loss)                                                   $   165                      $  (792)

Charges not affecting cash:
       Depreciation and amortization                                    332                          365
       Accounts receivable allowances                                  (237)                         128
       Provision for warranty expense                                     2                           86
       In-process research and development                                -                        1,000
Changes in assets and liabilities:
       Accounts receivable                                            2,458                        1,088
       Inventories                                                     (960)                      (1,773)
       Prepaid expenses and other current assets                        (35)                        (153)
       Accounts payable and accrued expenses                         (1,775)                         152
                                                                    -------                      -------
Cash provided by (used for) operating activities                        (50)                         101

INVESTING ACTIVITIES:
   Additions to property and equipment, net                            (587)                         (31)
   Additions to marketable securities                                     -                         (266)
   Redemption of  marketable securities                                 278                          409
   Other assets                                                          (4)                          (2)
   Acquisition of assets from                                                                          -
       Westech Information Systems, Inc.                                  -                         (558)
                                                                    -------                      -------
       Cash used for investing activities                              (313)                        (448)

FINANCING ACTIVITIES:
   Exercise of stock options, including income tax benefit                -                           45
   Repayment of long-term debt                                          (27)                         (24)
                                                                    -------                      -------
       Cash provided by (used for) financing activities                 (27)                          21
                                                                    -------                      -------

       Net increase (decrease) in cash                                 (390)                        (326)
       Cash and cash equivalents at beginning of year                 9,760                        4,962
                                                                    -------                      -------
       Cash and cash equivalents at end of period                   $ 9,370                      $ 4,636
                                                                    =======                      =======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the year:
       Income taxes                                                 $   608                      $    13
       Interest                                                          13                            2


       See notes to unaudited condensed consolidated financial statements.

                            ZOLL MEDICAL CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 27, 1997


1. The Balance Sheet as of December 27, 1997, the Statements of Income for the three months ended December 27, 1997 and December 28, 1996, and the Statements of Cash Flows for the three months ended December 27, 1997 and December 28, 1996 are unaudited, but in the opinion of management include all adjustments, consisting of normal recurring items, necessary for a fair presentation of results for these interim periods. The results for the interim periods are not necessarily indicative of results to be expected for the entire year.

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

4. In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130 (FAS 130), "Reporting Comprehensive Income" and Statement No. 131 (FAS 131) "Disclosures About Segments of an Enterprise and Related Information." FAS 130 establishes standards for the reporting and display of comprehensive income and its components. FAS 131 establishes standards for the way that public companies report information about operating segments in financial statements. This Statement supersedes Statement No. 14, "Financial Reporting for Segments of a Business Enterprise," but retains the requirements to report information about major customers. The Statements are effective for fiscal years beginning after December 15, 1997. The Company does not believe that the adoption of these Statements will have a material effect on the Company's financial statements.

5. In 1998, Zoll adopted FAS 128 "Earnings per Share". FAS 128 requires the company to present basic and diluted earnings per share amounts. All periods presented have been restated.


The information contained in the interim financial statements should be read in conjunction with the Company's audited financial statements, included in its Annual Report on Form 10-K for the year ended September 27, 1997 filed with the Securities and Exchange Commission.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                           OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

                      THREE MONTHS ENDED DECEMBER 27, 1997
                COMPARED TO THREE MONTHS ENDED DECEMBER 28, 1996

The Company's net sales decreased to $12,440,000 for the three months ended December 27, 1997 from $14,137,000 for the three months ended December 28, 1996. The decrease was attributable to a 25% decrease in the domestic sales to hospital and pre-hospital markets, a 10% decrease in sales to the international markets, and an 11% increase in disposable electrode sales.

Selling and marketing expenses increased as a percentage of sales to 34% from 31%. Selling and marketing expenses decreased 2% to $4,248,000 from $4,349,000 due to decreased commissions and travel related expenditures.

General and administrative expenses decreased as a percentage of sales to 10% from 20%. General and administrative expenses decreased 55% to $1,233,000 from $2,762,000. Of this decrease, $1,300,000 was due to a one-time charge of $1,300,000 in December 1996 related to the estimated cost of proceeding to trial in a class action shareholder lawsuit that was initiated in 1994, and the remainder was due to a contribution into the company's 401(k) plan in 1996 and a decrease in travel related expenses.

Research and development expenses decreased as a percentage of sales to 11% from 16%. Research and development expenses decreased 36% to $1,416,000 from $2,218,000. This decrease was due to a $1,000,000 charge for the value of in-process research and development acquired in the purchase of the assets of the mobile computing business of Westech Information Systems, Inc. (Westech) in 1996. Absent this charge, the Company's research and development expenses increased $198,000 due to increased staffing related to new product development.

                         LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and investments at December 27, 1997 was $9,370,000 compared with $10,038,000 at September 27, 1997, a decrease of $668,000.

Cash provided by operating activities for the three months ended December 27, 1997 was $151,000 less than the same period in 1996. This decrease was attributable to a reduction of accounts payable and accrued expenses which were partially offset by a net reduction in accounts receivable.

The amount of cash required to fund investing activities decreased by $135,000 in the three months ended December 27, 1997 compared to the same period in 1996. This decrease was primarily due to the acquisition of assets of the mobile computing business of Westech during the quarter ended December 28, 1996.

The amount of cash provided by financing activities decreased by $48,000 for the three months ended December 27, 1997 compared to the same period in 1996 due to the decrease in the exercise of stock options.

The Company maintains a working capital line of credit with its bank. Under this working capital line, the Company may borrow up to $3,000,000 on a demand basis. Borrowings under this line bear interest at the bank's base rate.

The company expects that the combination of the existing cash balances, cash generated from operations and its existing line of credit will be adequate to meet its liquidity and capital requirements for the foreseeable future.


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

Item 3.  Defaults Upon Senior Securities.
                           Not Applicable.

Item 4.  Submission of Matters to a Vote of Security-Holders.
                           Not Applicable.

Item 5.  Other Information.
                           Not Applicable.

Item 6.  Exhibits and reports on Form 8-K
                           (a)   Exhibits

                                    Not Applicable.

                           (b)   Reports on Form 8-K.
                                    The registrant filed no reports on Form 8-K during the quarter ended December 27, 1997.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on February 6, 1998.






                                           ZOLL MEDICAL CORPORATION
                                                 (Registrant)



Date: February 6, 1998          By: /s/ Rolf  S. Stutz
                                    --------------------------------------------
                                    Rolf S. Stutz, Chairman and Chief Executive
                                    Officer (Principal Executive Officer)



Date: February 6, 1998          By: /s/ William J. Knight
                                    --------------------------------------------
                                    William J. Knight, Chief Financial Officer
                                    (Principal Financial and Accounting Officer)