Form 10-Q
period 1997-12-28
ZOLL MEDICAL CORPORATION
filed 1998-04-28
CIK 887568

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934. FOR THE THREE MONTH PERIOD FROM DECEMBER 28, 1997 TO MARCH 28, 1998.

                                       or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from ________ to ________.

     Commission file number   0-20225


                            ZOLL MEDICAL CORPORATION
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)


           MASSACHUSETTS                                       04-2711626
---------------------------------                        ----------------------
  (State or other jurisdiction                               (IRS Employer
of incorporation or organization)                        Identification number)

32 SECOND AVENUE, BURLINGTON, MA                               01803-4420
----------------------------------------                 ----------------------
(Address of principal executive offices)                       (Zip Code)


                                 (781) 229-0020
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


                                 NOT APPLICABLE
        ---------------------------------------------------------------
        (Former name, former address and former fiscal year, if changed since last report.)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                  YES [X]  NO [ ]


Indicate the number of shares outstanding of each of the issuer's classes of common stock:


          Class                                  Outstanding at April 23, 1998
Common Stock, $.02 par value                               6,191,659


                       This document consists of 13 pages.

                            ZOLL MEDICAL CORPORATION

                                      INDEX

                                                                        Page No.

                          PART I. FINANCIAL INFORMATION

ITEM 1.   Financial Statements:



          Condensed Consolidated Balance Sheets (unaudited)
             March 28, 1998 and September 27, 1997                            3


          Condensed Consolidated Income Statements (unaudited)
             Three Months Ended March 28, 1998 and March 29, 1997             4


          Condensed Consolidated Income Statements (unaudited)
             Six Months Ended March 28, 1998 and March 29, 1997               5


          Condensed Consolidated Statements of Cash Flows (unaudited)
             Six Months Ended March 28, 1998 and  March 29, 1997              6


          Notes to Condensed Consolidated Financial Statements
             (unaudited)                                                      7


          Management's Discussion and Analysis of Financial
             Condition and Results of Operations                              8


                           PART II. OTHER INFORMATION

ITEM 1.   Legal Proceedings                                                  10

ITEM 2.   Changes in Securities                                              10

ITEM 3.   Defaults Upon Senior Securities                                    10

ITEM 4.   Submission of Matters to a Vote of Security-Holders                10

ITEM 5.   Other Information                                                  10

ITEM 6.   Exhibits and Reports on Form 8-K                                   10

          Signatures                                                         11

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                            ZOLL MEDICAL CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)
                                   (Unaudited)


                                                                   MARCH 28,   SEPTEMBER 27,
                                                                     1998         1997
                                                                   --------    ------------

                                 ASSETS
Current assets:
     Cash and cash equivalents                                      $11,138      $ 9,760
     Investments                                                         --          278
     Accounts receivable, less allowance of $891 at
         March 28, 1998; $1,207 at September 27, 1997                11,365       14,492
     Inventories:
         Raw materials                                                4,041        2,632
         Work-in-process                                              1,091          840
         Finished goods                                               3,942        4,004
                                                                    -------      -------
                                                                      9,074        7,476
     Prepaid expenses and other current assets                        1,979        2,056
                                                                    -------      -------
         Total current assets                                        33,556       34,062
Property and equipment, at cost:
     Land and building                                                1,023        1,023
     Machinery and equipment                                         11,210       10,116
     Tooling                                                          1,644        1,646
     Furniture and fixtures                                             670          659
     Leasehold improvements                                             737          737
                                                                    -------      -------
                                                                     15,284       14,181
         Less accumulated depreciation                                7,182        6,769
     Net property and equipment                                       8,102        7,412
Other assets, net                                                     2,729        2,736
                                                                    -------      -------
                                                                    $44,387      $44,210
                                                                    =======      =======

                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                               $ 2,600      $ 2,029
     Accrued expenses and other liabilities                           6,559        7,377
     Current maturities of long-term debt                               110          110
                                                                    -------      -------
         Total current liabilities                                    9,269        9,516
Deferred income taxes                                                   103          103
Long-term debt                                                          494          552
Commitments and contingencies
Stockholders' equity
     Preferred stock, $.01 par value, authorized 1,000 shares,
          none issued and outstanding
     Common stock, $.02 par value, authorized 19,000 shares,
         6,192 issued and outstanding at March 28, 1998
         and September 27, 1997                                         124          124
     Capital in excess of par value                                  20,642       20,642
     Retained earnings                                               13,755       13,273
                                                                    -------      -------
         Total stockholders' equity                                  34,521       34,039
                                                                    -------      -------
                                                                    $44,387      $44,210
                                                                    =======      =======





       See notes to unaudited condensed consolidated financial statements.

                            ZOLL MEDICAL CORPORATION
                    CONDENSED CONSOLIDATED INCOME STATEMENTS
                    (in thousands, except per share amounts )
                                   (Unaudited)


                                                          THREE MONTHS ENDED
                                                         ---------------------
                                                         March 28,    March 29,
                                                           1998         1997
                                                         --------     --------

Net sales                                                 $13,585      $14,083
Cost of goods sold                                          5,822        6,238
                                                          -------      -------
Gross profit                                                7,763        7,845

Expenses:
     Selling and marketing                                  4,409        4,286
     General and administrative                             1,512        1,034
     Research and development                               1,511        1,298
                                                          -------      -------
      Total expenses                                        7,432        6,618
                                                          -------      -------
Income from operations                                        331        1,227
Investment income                                             134           71
Interest expense                                               12           15
                                                          -------      -------
Income before income taxes                                    453        1,283
Provision for income taxes                                    136          436
                                                          -------      -------
Net income                                                $   317      $   847
                                                          =======      =======

Basic earnings per share                                  $  0.05      $  0.14
                                                          =======      =======

Weighted average common shares                              6,192        6,188

Diluted earnings per common and
  common equivalent share                                 $  0.05      $  0.14
                                                          =======      =======
Weighted average number of common and
  common equivalent shares outstanding                      6,208        6,223






       See notes to unaudited condensed consolidated financial statements.

                            ZOLL MEDICAL CORPORATION
                    CONDENSED CONSOLIDATED INCOME STATEMENTS
                    (in thousands, except per share amounts )
                                   (Unaudited)


                                                         SIX MONTHS ENDED
                                                       ----------------------
                                                       March 28,     March 29,
                                                         1998          1997
                                                       --------      --------

Net sales                                               $26,025       $28,220
Cost of goods sold                                       11,228        12,363
                                                        -------       -------
Gross profit                                             14,797        15,857

Expenses:
     Selling and marketing                                8,657         8,634
     General and administrative                           2,745         3,796
     Research and development                             2,927         3,516
                                                        -------       -------

      Total expenses                                     14,329        15,946
                                                        -------       -------

Income (loss) from operations                               468           (89)
Investment income                                           246           205
Interest expense                                             25            32
                                                        -------       -------

Income before income taxes                                  689            84
Provision for income taxes                                  207            29
                                                        -------       -------
Net income                                              $   482       $    55
                                                        =======       =======

Basic earnings per share                                $  0.08       $  0.01
                                                        =======       =======

Weighted average common shares                            6,192         6,182


Diluted earnings per common and
   common equivalent share                              $  0.08       $  0.01
                                                        =======       =======

Weighted average number of common and
   common equivalent shares outstanding                   6,208         6,242





       See notes to unaudited condensed consolidated financial statements

                            ZOLL MEDICAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)

                                                                   SIX MONTHS ENDED
                                                                 ----------------------
                                                                 MARCH 28,     MARCH 29,
                                                                  1998           1997
                                                                 -------        -------

OPERATING ACTIVITIES:
Net income                                                       $   482        $    55

Charges not affecting cash:
       Depreciation and amortization                                 742            708
       Accounts receivable allowances                               (316)           175
       Provision for warranty expense                                 38            100
       In-process research and development                            --          1,000
Changes in assets and liabilities:
       Accounts receivable                                         3,443          1,572
       Inventories                                                (1,598)        (2,233)
       Prepaid expenses and other current assets                      77           (239)
       Accounts payable and accrued expenses                        (285)           155
                                                                 -------        -------
Cash provided by operating activities                              2,583          1,293

INVESTING ACTIVITIES:
   Additions to property and equipment, net                       (1,426)          (494)
   Additions to marketable securities                                 --         (1,691)
   Redemption of marketable securities                               278          2,233
   Other assets                                                        1             69
   Acquisition of assets from                                                        --
       Westech Information Systems, Inc.                              --           (558)
                                                                 -------        -------
       Cash used for investing activities                         (1,147)          (441)

FINANCING ACTIVITIES:
   Exercise of stock options, including income tax benefit            --             73
   Repayment of long-term debt                                       (58)           (56)
                                                                 -------        -------
       Cash provided by (used for) financing activities              (58)            17
                                                                 -------        -------
       Net increase in cash                                        1,378            869
       Cash and cash equivalents at beginning of year              9,760          4,962
                                                                 -------        -------
       Cash and cash equivalents at end of period                $11,138        $ 5,831
                                                                 =======        =======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the year:
       Income taxes                                              $   752        $   481
       Interest                                                       25             32




      See notes to unaudited condensed consolidated financial statements.

                            ZOLL MEDICAL CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 28, 1998



1. The Balance Sheet as of March 28, 1998, the Statements of Income for the three months and six months ended March 28, 1998 and March 29, 1997, and the Statements of Cash Flows for the six months ended March 28, 1998 and March 29, 1997 are unaudited, but in the opinion of management include all adjustments, consisting of normal recurring items, necessary for a fair presentation of results for these interim periods. The results for the interim periods are not necessarily indicative of results to be expected for the entire year.

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


The information contained in the interim financial statements should be read in conjunction with the Company's audited financial statements included in its Annual Report on Form 10-K for the year ended September 27, 1997 filed with the Securities and Exchange Commission.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                           OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

                        THREE MONTHS ENDED MARCH 28, 1998
                  COMPARED TO THREE MONTHS ENDED MARCH 29, 1997


The Company's net sales decreased to $13,585,000 for the three months ended March 28, 1998 from $14,083,000 for the three months ended March 29, 1997. The decrease was attributable to a 24% decrease in sales to the international markets, offset in part by an increase of 2% in the domestic sales to hospital and pre-hospital markets, and an 8% increase in disposable electrode sales.

Selling and marketing expenses increased as a percentage of sales to 32% from 30%. Selling and marketing expenses increased 3% to $4,409,000 from $4,286,000 due to increased salaries and travel related expenditures.

General and administrative expenses increased as a percentage of sales to 11% from 7%. General and administrative expenses increased 46% to $1,512,000 from $1,034,000. This increase was due to: increased outside professional services; an increase in salaries and wages, mostly due to the purchase of the assets of the mobile computing business of Westech Information Systems, Inc. (Westech); and due to contributions made into the Company's 401(k) plan.

Research and development expenses increased as a percentage of sales to 11% from 9%. Research and development expenses increased 16% to $1,511,000 from $1,298,000. This increase of $213,000 was due to increased staffing and supplies related to new product development.



                         SIX MONTHS ENDED MARCH 28, 1998
                   COMPARED TO SIX MONTHS ENDED MARCH 29, 1997


The Company's net sales decreased to $26,025,000 for the six months ended March 28, 1998 from $28,220,000 for the six months ended March 29, 1997. The decrease was attributable to a 19% decrease in sales to the international markets and a 10% decrease in the domestic sales to hospital and pre-hospital markets, offset in part by a 10% increase in disposable electrode sales.

Selling and marketing expenses increased as a percentage of sales to 33% from 31%. Selling and marketing expenses remained steady at $8,657,000 and $8,634,000 in 1998 and 1997 respectively.

General and administrative expenses decreased as a percentage of sales to 11% from 13%. General and administrative expenses decreased 28% to $2,745,000 from $3,796,000. The decrease was due to a one-time charge of $1,300,000 in December 1996 related to the estimated cost of proceeding to trial in a class action shareholder lawsuit that was initiated in 1994. This decrease was partially offset by an increase in professional services, salaries and wages, and contributions into the Company's 401(k) plan.

Research and development expenses decreased as a percentage of sales to 11% from 12%. Research and development expenses decreased 17% to $2,927,000 from $3,516,000. This decrease was due to a $1,000,000 charge for the value of in-process research and development acquired in the purchase of Westech in 1996. Absent this charge, the Company's research and development expenses increased $411,000 due to increased staffing related to new product development.

                         LIQUIDITY AND CAPITAL RESOURCES


The Company's cash and investments at March 28, 1998 was $11,138,000 compared with $10,038,000 at September 27, 1997, an increase of $1,100,000.

Cash provided by operating activities for the six months ended March 28, 1998 was $1,290,000 more than the same period in 1997. This increase was attributable to an increase in net income and a reduction of accounts receivable.

The amount of cash used to fund investing activities increased by $706,000 in the six months ended March 28, 1998 compared to the same period in 1997. The increase was primarily due to additions to property and equipment.

The amount of cash provided by financing activities decreased by $75,000 for the six months ended March 28, 1998 compared to the same period in 1997 due to the decrease in the exercise of stock options.

The Company maintains a working capital line of credit with its bank. Under this working capital line, the Company may borrow up to $3,000,000 on a demand basis. Borrowings under this line bear interest at the bank's base rate. The full amount of the line was available to the Company at March 28, 1998.

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


Item 2. Changes in Securities.
                          Not Applicable.

Item 3. Defaults Upon Senior Securities.
                          Not Applicable.

Item 4. Submission of Matters to a Vote of Security-Holders.

                          The following matters were voted upon and approved at the Company's Annual Meeting of Stockholders held on February 10, 1998. On the record date there were 6,191,659 shares of Common Stock outstanding and eligible to vote, of which 4,742,470 or approximately 77 % were represented at the meeting either in person or by proxy.

        Election of Directors of the Company:

                                                 Votes for      Votes Withheld
                                                 ---------      --------------

        Rolf S. Stutz                            4,714,677          27,793
        Richard A. Packer                        4,714,727          27,743

Item 5. Other Information.
                           Not Applicable.

Item 6. Exhibits and reports on Form 8-K
                           (a)   Exhibits
                                    Not Applicable.

                           (b)      Reports on Form 8-K.
                                    The registrant filed no reports on Form 8-K during the quarter ended March 28, 1998.

                                   SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on April 24, 1998.







                                        ZOLL MEDICAL CORPORATION
                                              (Registrant)




Date: April 24, 1998                    By: /s/ Rolf S. Stutz
                                            -----------------------------------
                                            Rolf S. Stutz, Chairman and Chief
                                            Executive Officer
                                            (Principal Executive Officer)




Date: April 24, 1998                    By: /s/ William J. Knight
                                            -----------------------------------
                                            William J. Knight, Chief Financial
                                            Officer (Principal Financial and
                                            Accounting Officer)