Form 10-Q
period 1998-06-27
ZOLL MEDICAL CORPORATION
filed 1998-08-11
CIK 887568

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934. FOR THE THREE MONTH PERIOD FROM MARCH 29, 1998 TO JUNE 27, 1998. or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from _____to_____.

         Commission file number   0-20225


                            ZOLL MEDICAL CORPORATION
                            ------------------------
             (Exact name of registrant as specified in its charter)


        MASSACHUSETTS                               04-2711626
        -------------                               ----------
 (State or other jurisdiction                       (IRS Employer
of incorporation or organization)                   Identification number)

32 SECOND AVENUE, BURLINGTON, MA                     01803-4420
--------------------------------                     ----------
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


           Class                              Outstanding at August 11, 1998
Common Stock, $.02 par value                             6,191,659


                       This document consists of 13 pages.

                            ZOLL MEDICAL CORPORATION

                                      INDEX

                                                                                         Page No.

                          PART I. FINANCIAL INFORMATION

ITEM 1.      Financial Statements:

             Condensed Consolidated Balance Sheets (unaudited)
                June 27, 1998 and September 27, 1997                                         3


             Condensed Consolidated Income Statements (unaudited)
                Three Months Ended June 27, 1998 and  June 28, 1997                          4


             Condensed Consolidated Income Statements (unaudited)
                Nine Months Ended June 27, 1998 and  June 28, 1997                           5


             Condensed Consolidated Statements of Cash Flows (unaudited)
                Nine Months Ended June 27, 1998 and  June 28, 1997                           6


             Notes to Condensed Consolidated Financial Statements (unaudited)                7


             Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                                       8

                           PART II. OTHER INFORMATION

ITEM 1.      Legal Proceedings                                                              10

ITEM 2.      Changes in Securities                                                          10

ITEM 3.      Defaults Upon Senior Securities                                                11

ITEM 4.      Submission of Matters to a Vote of Security-Holders                            11

ITEM 5.      Other Information                                                              11

ITEM 6.      Exhibits and Reports on Form 8-K                                               11

             Signatures                                                                     12


                          PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements

                            ZOLL MEDICAL CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)
                                   (Unaudited)


                                                                            JUNE 27,                 SEPTEMBER 27,
                                                                              1998                       1997
                                                                              ----                       ----
                                 ASSETS
Current assets:
     Cash and cash equivalents                                               $ 9,990                   $ 9,760
     Investments                                                                   -                       278
     Accounts receivable, less allowance of $865 at
         June  27, 1998; $1,207 at September 27, 1997                         10,680                    14,492
     Inventories:
         Raw materials                                                         4,202                     2,632
         Work-in-process                                                       1,214                       840
         Finished goods                                                        3,112                     4,004
                                                                             -------                   -------
                                                                               8,528                     7,476
     Prepaid expenses and other current assets                                 1,990                     2,056
                                                                             -------                   -------
         Total current assets                                                 31,188                    34,062
Property and equipment, at cost:
     Land and building                                                         1,029                     1,023
     Machinery and equipment                                                  12,559                    10,116
     Tooling                                                                   1,612                     1,646
     Furniture and fixtures                                                      676                       659
     Leasehold improvements                                                      737                       737
                                                                             -------                   -------
                                                                              16,613                    14,181
         Less accumulated depreciation                                         7,561                     6,769
                                                                             -------                   -------
     Net property and equipment                                                9,052                     7,412
Other assets, net                                                              2,734                     2,736
                                                                             -------                   -------
                                                                             $42,974                   $44,210
                                                                             =======                   =======

                  LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                        $ 2,318                   $ 2,029
     Accrued expenses and other liabilities                                    6,269                     7,377
     Current maturities of long-term debt                                        110                       110
                                                                             -------                   -------
         Total current liabilities                                             8,697                     9,516
Deferred income taxes                                                            103                       103
Long-term debt                                                                   467                       552
Commitments and contingencies
Stockholders' equity
     Preferred stock, $.01 par value, authorized 1,000 shares,
           none issued and outstanding
     Common stock, $.02 par value, authorized 19,000 shares, 6,192 issued and outstanding at June 27, 1998 and
         September 27, 1997.                                                     124                       124
     Capital in excess of par value                                           20,642                    20,642
     Retained earnings                                                        12,941                    13,273
                                                                             -------                   -------
         Total stockholders' equity                                           33,707                    34,039
                                                                             -------                   -------
                                                                             $42,974                   $44,210
                                                                             =======                   =======

       See notes to unaudited condensed consolidated financial statements.

                            ZOLL MEDICAL CORPORATION
                    CONDENSED CONSOLIDATED INCOME STATEMENTS
                    (in thousands, except per share amounts )
                                   (Unaudited)


                                                                           THREE MONTHS ENDED
                                                                   June 27,                   June 28,
                                                                     1998                       1997
                                                                     ----                       ----
     Net sales                                                     $12,852                    $12,434
     Cost of goods sold                                              5,518                      5,100
                                                                 ---------                   --------

     Gross profit                                                    7,334                      7,334

     Expenses:
Selling and marketing   5,340                                        4,710
          General administrative                                     1,290                      1,179
          Research and development                                   1,973                      1,381
                                                                 ---------                   --------

           Total expenses                                            8,603                      7,270
                                                                 ---------                   --------

     Income (loss) from operations                                 (1,269)                         64
     Investment income                                                 119                        113
     Interest expense                                                   13                         15
                                                                 ---------                   --------

     Income (loss) before income taxes                             (1,163)                        162
     Provision (benefit) for income taxes                            (349)                         55
                                                                 ---------                   --------
     Net income (loss)                                           $   (814)                   $    107
                                                                 =========                   ========

     Basic earnings per share                                    $  (0.13)                   $   0.02
                                                                 =========                   ========

     Weighted average common shares                                  6,192                      6,192

     Diluted earnings per common and common                      $  (0.13)                   $   0.02
                                                                 =========                   ========
            equivalent share

     Weighted average number of common and
            common equivalent shares outstanding                     6,192                      6,224


       See notes to unaudited condensed consolidated financial statements.

                            ZOLL MEDICAL CORPORATION
                    CONDENSED CONSOLIDATED INCOME STATEMENTS
                    (in thousands, except per share amounts )
                                   (Unaudited)


                                                                             NINE MONTHS ENDED
                                                                   June 27,                   June 28,
                                                                     1998                       1997
                                                                     ----                       ----
     Net sales                                                     $38,877                    $40,654
     Cost of goods sold                                             16,746                     17,462
                                                                  --------                   --------

     Gross profit                                                   22,131                     23,192

     Expenses:
Selling and marketing  13,998                                       13,345
          General administrative                                     4,034                      4,975
          Research and development                                   4,899                      4,897
                                                                  --------                   --------

           Total expenses                                           22,931                     23,217
                                                                  --------                   --------

     Income (loss) from operations                                   (800)                       (25)
     Investment income                                                 363                        317
     Interest expense                                                   38                         46
                                                                  --------                   --------

     Income (loss) before income taxes                               (475)                        246
     Provision (benefit) for income taxes                            (143)                         84
                                                                  --------                   --------
     Net income (loss)                                            $  (332)                   $    162
                                                                  ========                   ========

     Basic earnings per share                                     $ (0.05)                   $   0.03
                                                                  ========                   ========

     Weighted average common shares                                  6,192                      6,185


     Diluted earnings per common and common                      $  (0.05)                    $  0.03
                                                                 =========                    =======
         equivalent share

        Weighted average number of common and
            common equivalent shares outstanding                     6,192                      6,245


       See notes to unaudited condensed consolidated financial statements.

                            ZOLL MEDICAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)

                                                                              NINE MONTHS ENDED
                                                                    JUNE 27,                   JUNE 28,
                                                                      1998                        1997
                                                                      ----                        ----
OPERATING ACTIVITIES:
Net income (loss)                                                   $ (332)                       $  162

Charges not affecting cash:
       Depreciation and amortization                                  1,164                        1,075
       Accounts receivable allowances                                 (342)                           75
       Provision for warranty expense                                    74                          211
       In-process research and development                                -                        1,000
Changes in assets and liabilities:
          Accounts receivable                                         4,154                        4,087
           Inventories                                              (1,052)                      (2,779)
          Prepaid expenses and other current assets                      66                        (334)
          Accounts payable and accrued expenses                       (893)                      (1,014)
                                                                    -------                      -------
Cash provided by operating activities                                 2,839                        2,483

INVESTING ACTIVITIES:
   Additions to property and equipment, net                         (2,793)                      (1,072)
   Additions to marketable securities                                     -                      (2,152)
   Redemption of marketable securities                                  278                        2,575
   Other assets                                                         (9)                          104
                                                                    -------                      -------
   Acquisition of assets from
       Westech Information Systems, Inc.                                  -                        (558)
                                                                    -------                      -------
       Cash used for investing activities                           (2,524)                      (1,103)

FINANCING ACTIVITIES:
   Exercise of stock options, including income tax benefit                -                           89
   Repayment of long-term debt                                         (85)                         (85)
                                                                    -------                      -------
       Cash provided by (used for) financing activities                (85)                            4
                                                                    -------                      -------

       Net increase in cash                                             230                        1,384
       Cash and cash equivalents at beginning of year                 9,760                        4,962
                                                                    -------                      -------
       Cash and cash equivalents at end of period                   $ 9,990                      $ 6,346
                                                                    =======                      =======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
 Cash paid during the year:
       Income taxes                                                 $ 1,002                        $ 551
       Interest                                                          38                           47


       See notes to unaudited condensed consolidated financial statements.

                            ZOLL MEDICAL CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 27, 1998



1. The Balance Sheet as of June 27, 1998, the Statements of Income for the three months and nine months ended June 27, 1998 and June 28, 1997, and the Statements of Cash Flows for the nine months ended June 27, 1998 and June 28, 1997 are unaudited, but in the opinion of management include all adjustments, consisting of normal recurring items, necessary for a fair presentation of results for these interim periods. The results for the interim periods are not necessarily indicative of results to be expected for the entire year.

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

3. During the quarter ended December 28, 1996, the Company incurred a charge of approximately $1,300,000 to cover the litigation costs to defend itself in a shareholder lawsuit initiated in 1994. On July 9, 1998, the Company announced an agreement in principle concerning the settlement of the lawsuit against it and certain officers. This settlement is subject to court approval and the Company anticipates that there will be no financial impact as a result of the settlement.

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

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                           OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

                        THREE MONTHS ENDED JUNE 27, 1998
                        --------------------------------
                  COMPARED TO THREE MONTHS ENDED JUNE 28, 1997
                  --------------------------------------------


The Company's net sales increased to $12,852,000 for the three months ended June 27, 1998 from $12,434,000 for the three months ended June 28, 1997. The increase was attributable to a 4% increase in the domestic sales to hospital and pre-hospital markets and a 6% increase in disposable electrode sales.

Selling and marketing expenses increased as a percentage of sales to 42% from 38%. Selling and marketing expenses increased 13% to $5,340,000 from $4,710,000. Of this increase, approximately $400,000 was due to the realignment of the sales force and $200,000 was due to increased commissions and recruiting expenditures due to higher staffing levels.

General and administrative expenses remained unchanged as a percentage of sales at 10%. General and administrative expenses increased 9% to $1,290,000 from $1,179,000 due to increased travel expenses, the acquisition of Westech Information Systems, Inc. and contributions made into the Company's 401(k) plan. This increase was partially offset by a decline in insurance and professional services.

Research and development expenses increased as a percentage of sales to 15% from 11%. Research and development expenses increased 43% to $1,973,000 from $1,381,000 due to research and development and introduction expenses relating to the M-Series product release.


                         NINE MONTHS ENDED JUNE 27, 1998
                         -------------------------------
                   COMPARED TO NINE MONTHS ENDED JUNE 28, 1997
                   -------------------------------------------


The Company's net sales decreased to $38,877,000 for the nine months ended June 27, 1998 from $40,654,000 for the nine months ended June 28, 1997. The decrease was attributable to a 14% decrease in sales to the international markets and a 6% decrease in the domestic sales to hospital and pre-hospital markets, offset in part by an 8% increase in disposable electrode sales.

Selling and marketing expenses increased as a percentage of sales to 36% from 33%. Selling and marketing expenses increased 5% to $13,998,000 from $13,345,000 due to increased payroll and commissions because of higher staffing levels. This increase was partially offset by a decline in outside consulting services.

General and administrative expenses decreased as a percentage of sales to 10% from 12%. General and administrative expenses decreased 19% to $4,034,000 from $4,975,000. The decrease was due to a one-time charge of $1,300,000 in December 1996 related to the estimated cost of proceeding to trial in a class action shareholder lawsuit that was initiated in 1994. This decrease was partially offset by an increase in professional services and contributions into the Company's 401(k) plan.

Research and development expenses increased as a percentage of sales to 13% from 12%. Research and development expenses increased slightly to $4,899,000 from $4,897,000. In 1996 a charge of $1,000,000 was incurred for the value of in-process research and development acquired in the purchase of Westech. Absent this charge, the Company's research and development expenses increased $1,002,000. Of this increase, $811,000 was applicable to new product development and $231,000 was due to increased salaries and wages.

                         LIQUIDITY AND CAPITAL RESOURCES


The Company's cash and marketable securities at June 27, 1998 was $9,990,000 compared with $10,038,000 at September 27, 1997, a decrease of $48,000.

Cash provided by operating activities for the nine months ended June 27, 1998 was $356,000 more than the same period in 1997. This increase was attributable to increases to accrued expenses and a reduction of inventory.

The amount of cash used to fund investing activities increased by $1,421,000 in the nine months ended June 27, 1998 compared to the same period in 1997. This increase was primarily due to additions to property and equipment.

The amount of cash provided by financing activities decreased by $81,000 for the nine months ended June 27, 1998 compared to the same period in 1997 due to the decrease in the exercise of stock options.

The Company maintains a working capital line of credit with its bank. Under this working capital line, the Company may borrow up to $3,000,000 on a demand basis. Borrowings under this line bear interest at the bank's base rate. The full amount of the line was available to the Company at June 27, 1998

The Company expects that the combination of the existing cash balances, cash generated from operations and its existing line of credit will be adequate to meet its liquidity and capital requirements for the foreseeable future.



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

                     The Company has announced an agreement in principle concerning settlement of a shareholder class action lawsuit filed against it and certain officers in 1994. This settlement is subject to court approval and the Company anticipates that there will be no financial impact as a result of the settlement.

                     On August 3, 1998, Elliot Associates, L.P. and Westgate International, L.P. (the "Plaintiffs") filed a complaint in the United States District Court, District of Massachusetts, against the Company and each of its directors. The complaint primarily seeks an order by the court (i) barring the Company from declaring the Plaintiffs "Adverse Persons" under the Shareholder Rights Plan described in Item 2 below; (ii) barring the Company from advancing the date of its 1999 annual meeting; and (iii) requiring the Company to provide the Plaintiffs with a list of the Company's stockholders. The Company is currently reviewing the complaint and will respond appropriately.


Item 2.  Changes in Securities.

                     On June 8, 1998, the Company's Board of Directors adopted a Shareholder Rights Plan. In connection with the Shareholder Rights Plan, the Board of Directors declared a dividend distribution of one preferred stock purchase right for each outstanding share of common stock to stockholders of record as of the close of business on June 9, 1998. Initially, these rights will not be exercisable and will trade with the shares of ZOLL's common stock. Under the Shareholder Rights Plan, the rights generally become exercisable if a person becomes an "acquiring person" by acquiring 15% or more of the common stock of ZOLL, if a person who owns 10% or more of the common stock of ZOLL is determined to be an "adverse person" by the Board of Directors, or if a person commences a tender offer that would result in that person owning 15% or more of the common stock of ZOLL. Under the Shareholder Rights Plan, a shareholder of ZOLL who beneficially owns 15% or more of the Company's common stock as of 12:01 AM, Boston time, on June 8, 1998 generally will be deemed an "acquiring person" if such shareholder acquires additional shares of the Company's common stock. In the event that a person becomes an "acquiring person" or is declared an "adverse person" by the Board, each holder of a right (other than the acquiring person or the adverse person) would be entitled to acquire such number of shares of preferred stock which are equivalent to ZOLL common stock having a value of twice the then-current exercise price of the right. If ZOLL is acquired in a merger or other business combination transaction after any such event, each holder of a right would then be entitled to purchase, at the then-current exercise price, shares of the acquiring company's common stock having a value twice the exercise price of the right.

Item 3.  Defaults Upon Senior Securities.

                     Not Applicable.


Item 4.  Submission of Matters to a Vote of Security-Holders.

                     Not Applicable.

Item 5.  Other Information.

                     Not Applicable.




Item 6.  Exhibits and reports on Form 8-K

                     (a) Exhibits

                               Not Applicable

                     (b) Reports on Form 8-K.

                               During the quarter for which this report is filed, the following Form 8-K was filed:

                               On June 11, 1998, Item 5, Other Events. The Board of Directors of the Company Adopted a Shareholder Rights Agreement.

                                   SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 11, 1998.







                                              ZOLL MEDICAL CORPORATION
                                                    (Registrant)




Date:    August 11, 1998            By:  /s/ Rolf  S. Stutz
                                         ---------------------
                                         Rolf S. Stutz, Chairman and Chief
                                         Executive Officer (Principal
                                         Executive Officer)




Date:    August 11, 1998            By:  /s/ William J. Knight
                                         ------------------------
                                         William J. Knight, Chief Financial
                                         Officer (Principal Financial and
                                         Accounting Officer)