Form 10-K405
period 1998-09-26
ZOLL MEDICAL CORPORATION
filed 1998-12-23
CIK 887568

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

For the fiscal year ended SEPTEMBER 26, 1998

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]

State the aggregate market value of the voting stock held by non-affiliates of the registrant as of December 22, 1998: $54,268,891

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date (December 22, 1998): 6,202,159

PART I



ITEM 1.  BUSINESS

GENERAL

Incorporated in Massachusetts in 1980, Zoll Medical Corporation designs, manufactures and markets an integrated line of proprietary, noninvasive cardiac resuscitation devices, external pacemaker/defibrillators, disposable electrodes, mobile ECG Systems, and EMS data management solutions. The Company's product line includes combination pacemaker/defibrillators, stand-alone pacemakers and defibrillators and disposable multi-function electrodes that permit cardiac monitoring, pacing and defibrillation through a single pair of electrodes, software and associated hardware. The company's software for EMS is used on portable rugged pen-based computers to automate all system and patient records. In addition, the Company markets hardware and associated software to acquire and send via fax or modem, a fully diagnostic patient ECG using a portable pen-based computer.

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

CARDIAC THERAPIES/DIAGNOSTICS PROVIDED

Bradycardia/Pacing

The principal therapies for the emergency treatment of bradycardia are drugs and temporary cardiac pacing, either or both of which may be used to stimulate effective cardiac contractions and restore circulation. Drugs utilized in treating bradycardia include isoproterenol and atropine, which are injected into the patient to stimulate the heartbeat. Cardiac pacing utilizes an electrical pulse to stimulate the patient's heartbeat. For the permanent treatment of chronic arrhythmia's, a pacemaker may be surgically implanted. For the emergency treatment of bradycardia, there are two primary techniques for temporary pacing: invasive endocardial pacing, in which a wire is inserted directly into the heart to provide the electrical stimulus; and noninvasive temporary pacing, which uses gelled electrodes applied to the patient's chest to conduct an electrical stimulus.

The American Heart Association ("AHA") has established standard protocols for the emergency treatment of cardiac arrest, including bradycardia. These Advanced Cardiac Life Support ("ACLS") protocols are widely followed by practicing physicians. In 1992, the AHA released new ACLS protocols recommending noninvasive pacing as the initial treatment method for certain serious cardiac conditions.

Fibrillation/Defibrillation/Cardioversion

The other type of life-threatening cardiac arrhythmia is ventricular fibrillation, in which the heart's normal, regular electrical impulses become chaotic and the heart ceases to pump blood. The only accepted emergency treatment of fibrillation is defibrillation, in which a powerful electric shock is delivered to the heart to stop the fibrillation and permit the return of coordinated cardiac contractions. In emergency situations, defibrillation has conventionally been administered through hand-held paddles placed on the patient's chest. However, defibrillation can also be administered through disposable adhesive electrodes, which the Company believes are safer and easier to use than paddles.

In the hospital, most physicians and critical care nurses are trained and certified to operate defibrillators. Outside the hospital, these persons, as well as paramedics and other highly trained personnel were traditionally the only persons authorized to provide defibrillation. However, a number of jurisdictions now permit the use of automated defibrillators (AEDs) by less extensively-trained nurses, EMTs, firefighters, police and other emergency response personnel, following a brief course in the use of the device.

Cardioversion is a type of defibrillation used to treat tachycardias which have not degenerated into fibrillation. During cardioversion, the defibrillator delivers an electric shock which is synchronized to the patient's heartbeat in order to slow the heart to a normal rhythm. The Company's defibrillators include cardioversion capability.

Acute Myocardial Infarction

Rapid and accurate diagnosis of acute myocardial infarction (heart attack) and the early administration of thrombolytic (clot busting) drugs can reduce both mortality and morbidity from this disease. A growing number of communities are implementing programs to add highly accurate and sophisticated ECG acquisition capability to allow pre-hospital care providers to obtain this diagnostic information. With this information, paramedics and other pre-hospital providers can advise hospitals as to the nature of the patients conditions and expedite treatment on arrival at the hospital with drugs that reopen coronary arteries and ultimately minimize or reduce the extent or damage to the heart. The procedure can be lifesaving for some patients.

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

In addition to paramedics, there are numerous other first responders such as EMTs and many ambulance operators, firefighters, police and other emergency personnel, who are currently authorized to use automated defibrillators. The Company believes that these first responders and their emergency vehicles will represent an increasingly important market for cardiac resuscitation equipment as the medical community places increased priority on providing such equipment and the necessary training to all first responders.

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

                                                                                     Target                Date First
    Product                               Description                                Market                  Shipped
    -------                               -----------                                ------                ----------

EQUIPMENT

PD 1400                     Portable combination pacemaker/defibrillator            Pre-hospital and       February 1992
                                                                                    hospital

D 1400                      Portable stand-alone defibrillator                      Pre-hospital and       October 1994
                                                                                    hospital

PD 2000                     Combination pacemaker/defibrillator with                Hospital               October 1994
                            advisory capability

D 2000                      Stand-alone defibrillator with advisory capability      Hospital               October 1994

1600                        Semi-automatic pacemaker/defibrillator                  Pre-hospital           April 1995

Westech Data Management     EMS Data Management                                     Pre-hospital           November 1996
Software

1700                        Semi-automatic pacemaker/defibrillator                  Hospital               March 1997

System 12                   ECG/Cardiac Data Management                             Pre-hospital           November 1997

M Series                    Combination pacemaker/ defibrillator/monitor with       Pre-hospital and       September 1998
                            manual and automated capabilities comprising            hospital
                            multiple products based on customer selected
                            features


DISPOSABLE ELECTRODES AND ACCESSORIES

NTP 2000                    Adult pacing electrodes                                 Pre-hospital and       September 1984
                            (12-pair case)                                          hospital

NTP 2100                    Pediatric pacing electrodes                             Pre-hospital and       March 1987
                            (6-pair case)                                           hospital

PD 2200                     Multi-function electrodes                               Pre-hospital and       November 1989
                            (12-pair case)                                          hospital

Stat Padz                   Multi-function electrodes                               Pre-hospital and       March 1994
                            (12-pair case)                                          hospital

Sterile Stat Padz           Multi-function electrodes                               Hospital               December 1995
                            (6-pair case)

                                                                                     Target                Date First
    Product                               Description                                Market                  Shipped
    -------                               -----------                                ------                ----------

DISPOSABLE ELECTRODES AND ACCESSORIES (CONT.)


Radiolucent Stat Padz       Multi-function electrodes                               Hospital               November 1996
                            (12-pair case)

Cardiology Specialty Pad    Multi-function electrodes                               Hospital               September 1998
                            (12-pair case)

BATTERY SYSTEMS

Power Charger               AC and battery support system module for PD 1400        Pre-hospital and       September 1994
                            and 1600(includes lead-acid batteries)                  hospital

Base Powercharger4x4        Battery support system module for PD 1400 and           Pre-hospital and       November 1995
                            1600 (includes lead-acid batteries)                     hospital

PRODUCT DETAILS

1400. The PD 1400 is a portable combination pacemaker/defibrillator designed for both pre-hospital and hospital use. It is a full conventional pacemaker/defibrillator that is used for emergency care at bedside and for the transport of patients either in the ambulance or within the hospital. In pre-hospital applications, where patients may be difficult to reach and treat, the weight, size and reliability of the resuscitation device (including the battery system) are important purchase considerations. In the hospital, its combination AC and battery operation make it ideal for versatile use in both fixed and portable applications. The PD 1400 weighs only 13 to 15 pounds depending on the electrode configuration, while retaining all of the pacing and defibrillation capabilities and the standardized design of previous Zoll models. The PD 1400 incorporates a reliable, rechargeable, lead-acid battery system and accessory chargers. The D 1400 incorporates the basic design of the PD 1400, but without pacing capability. The D 1400 resuscitation system is an entry level device that can be upgraded to include the advisory feature and ZOLL non-invasive external pacing capability as hospital needs expand in the future.

2000. The PD 2000 product responds specifically to American Heart Association initiatives recommending early defibrillation. This resuscitation system includes an advisory algorithm that detects ventricular fibrillation, a life threatening arrhythmia for which rapid defibrillation is the only effective treatment. The PD 2000 device is designed for use by non-critical care staff to deliver defibrillation within one to two minutes of cardiac arrest in accordance with the latest American Heart Association guidelines. The PD 2000 is a complete resuscitation system designed to be used by either the first person to arrive at the patient's side or the ACLS team after a "code" is initiated in the hospital. Additionally, the unit provides monitoring, external pacing, and documentation of all treatment during both BLS and ACLS use. The D 2000 incorporates the basic design of the PD 2000, but without pacing capabilities. The D 2000 was introduced to meet the needs of hospitals, which seek only to purchase an advisory defibrillator.

1600. The 1600 models comprise four semi-automatic defibrillators combined with optional features including strip chart recorder, voice recording, manual override, and external pacing. The four models are designed for use by many levels of pre-hospital care providers. Their optional features and configurable operation and design allow one 1600 model to be used by personnel trained at different skill levels, such as first responders and paramedics. The units can be switched between semi-auto and manual operation via a unique key switch. All units incorporate a sophisticated data collection system utilizing a removable solid state memory. ZOLL's proprietary software programs can be loaded onto a PC to provide data collection, review and archiving.

Westech Data Management Software. These products are proprietary software programs for the electronic collection of all EMS system and patient information on pen based computers, a master administration computer, and interface with other software applications used by the customer for billing, dispatching and training, and archiving. The Westech System improves productivity and efficiency by automating all data entry, eliminating paperwork and creating electronic files that are more accurate, complete and easily integrated with other electronic files for billing and system management. Data entry requirements from paper forms are reduced or eliminated all together and the electronic files are more easily used for system administration needs.

1700. This device is an AC and battery powered semi-automated defibrillator for hospitals with a resuscitation data collection feature and is used by non-critical care nursing staff for early defibrillation. The device can switch to full-featured manual operation for physician and critical care staff use, providing the capabilities of two different devices in one product.

System 12. This product obtains a diagnostic ECG tracing consisting of 12 leads (views) of the heart's electrical activity. It is used to provide rapid and early identification of myocardial infarction (heart attack) in the pre-hospital setting. The tracing obtained can be transmitted to a receiving hospital to shorten the time to treatment after the patient arrives by ambulance. The system includes acquisition hardware and software that is used in conjunction with a portable computer.

PowerCharger and Base PowerCharger 4x4. These products are used to power and recharge ZOLL devices that store a common rechargeable battery. This system of compatible chargers and batteries provides customers with extensive flexibility in adopting ZOLL products for use on both AC power and portable battery operation. The Base PowerCharger 4x4 also provides automated battery testing, eliminating testing batteries manually and identifying batteries that need replacement before use without dependence on technicians or clinical staff.

M Series. The M Series comprises a new line of products that range over a wide spectrum of customer needs in both the hospital and pre-hospital markets. M Series models match all existing ZOLL product's capabilities and offer advanced monitoring capabilities, additional data collection and information technology features. The product platforms are specifically designed for the addition of new features and capabilities as well as the upgrading of units to these new capabilities at a later date. The products are significantly smaller and lighter than both existing ZOLL and competitive products making them easier to use, carry and transport with patients and are produced in multiple language labeling as well as multiple language voice prompts to meet international needs and requirements.

A new display technology provides a high contrast screen display of all information, making the displayed information easier to see from virtually any angle and in any lighting condition. The new screen also includes the capability of displaying multiple waveforms when additional monitoring parameters are added. A high degree of user selectable operation is provided through an extensive configuration menu allowing the unit to be easily adapted to local preferences related to operation.

The M Series incorporates the ZOLL Uniform Operating System common to all ZOLL products to reduce the need for retraining, enhance operator confidence during use and reduce the probability of errors during use. An integrated AC main power supply as well as a standard ZOLL battery pack common to all newer ZOLL products are built into the unit.

Disposable Electrodes. The Company offers a variety of single-patient-use, proprietary disposable electrodes for use with its resuscitation devices. The Company's PD 2200 multi-function disposable electrode, introduced in late 1989, permits monitoring, pacing and defibrillation through a single pair of electrodes. In the conventional electrode configuration, three ECG electrodes are required for monitoring, two electrodes are required for pacing and two electrodes or paddles were required for defibrillation, all with accompanying cables. By reducing the number of electrodes and cables required for emergency treatment, the multi-function electrodes increase the ease and the speed of use. If simultaneous pacing and monitoring is required, a separate set of ECG-only electrodes can be used in addition to the multi-function electrodes. A newer version of the 2200, Cardiology Specialty Pad, was introduced in 1998.

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

In 1996, the Company introduced both radiolucent and sterile Stat Padz multi-function electrodes. The radiolucent and sterile Stat Padz extend the Company's disposable product line. Radiolucent Stat Padz are made from a specially formulated conductive material which is virtually invisible to X-ray. The Sterile Stat Padz are specially packaged and sterilized, allowing for use in surgical and other sterile environments.

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

SALES AND MARKETING

The Company's sales channels in North America include a direct sales force and distributors, which service certain less accessible geographic areas. The Company's North American marketing efforts are directed from its headquarters in Burlington, Massachusetts, with the sales force calling on hospitals and ambulance/paramedic services across the United States. Significant involvement by the sales person is generally required to establish new customers. A sales person must call on multiple parties within a hospital, including both the primary decision maker for the hospital area in which the device is to be used (e.g., cardiac care unit or emergency room) and the hospital administrators or equipment purchasing committees. By employing a direct sales force, the Company retains greater flexibility and control of its marketing efforts. The sales force reinforces its ties to its customers by training the users of the products in their operation and includes an experienced EMS specialist sales team to provide coordination, special knowledge, and customer service to high potential EMS accounts.

During 1998, the Company restructured the North American sales force in order to serve better its customers. This mid-year reorganization increased the size of and split the sales force to focus on two distinct markets, hospital and pre-hospital. The sales force currently consists of 64 full time sales people, in addition to 2 positions for which the Company are currently recruiting.
Eight regional sales managers and two national sales managers manage the sales force.

The Company has established a network of approximately 63 distributors in targeted international markets. International operations are based in the Netherlands, with regional managers in Europe, Latin America, the Middle East, and the Far East. The Company has established a direct sales subsidiary in the United Kingdom. In 1992, the Company entered into a distributorship agreement with a Japanese company for the sale of the Company's products in Japan. In 1994, the Company entered into an agreement with a German company to be the exclusive distributor of ZOLL products to the hospital market in Germany. The Company believes that there is significant growth potential in the international market.

MANUFACTURING

Each of the Company's devices is assembled by the Company from components which are manufactured to Company specifications by outside vendors. Detailed vendor qualification requirements are set and verified by the Company. Many critical components are manufactured and tested by such vendors utilizing the Company's own tooling and test stations. The completed devices are tested by the Company to determine compliance with its engineering and quality assurance specifications.

All of the Company's disposable electrodes are manufactured by the Company from raw materials, which are purchased in bulk. Each step of the manufacturing process is qualified and validated so that the units produced consistently meet performance requirements.

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

COMPETITION

The domestic and international markets for the Company's products are highly competitive. Some of the Company's competitors have significantly greater financial, technical, research and development and marketing resources than the Company.

The Company's principal competitors are Physio-Control Corporation ("Physio"), a subsidiary of Medtronic Inc., and Hewlett-Packard Co.'s medical division. Physio and Hewlett-Packard are the only competitors that compete across the Company's entire defibrillation product line. Management believes that Physio has a dominant position in the cardiac resuscitation equipment industry. Other competitors include Laerdal Medical Corporation, Nihon-Kohden, S&W, Bruker-Odam, Hellige and MRL.

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

PATENTS AND PROPRIETARY TECHNOLOGY

The Company's United States pacing system patent, which expires in 1999, covers the combination of the duration and shape of the pacing pulse and the characteristics of the electrodes. Corresponding patents have been issued in Canada, France, United Kingdom and Japan. A number of additional U.S. and foreign patents are now pending or have been issued relating to novel biphasic defibrillation waveform technologies.

Several United States patents related to features of the 1400, 1600 and 2000 pacer/defibrillators, Powercharger and Stat Padz electrodes have been issued. Foreign patents relating to the 1400/1600/2000 pacer/defibrillators are pending.

Although the validity of the Company's United States pacing system patent has been upheld by the United States Court of Appeals for the Federal Circuit, there can be no assurance that any other patents will prove to be enforceable, that any patents will be issued as a result of pending or future application, or that competitors will not develop functionally similar devices outside the protection of any patents the Company has or may obtain. The Company intends to protect its proprietary technology aggressively and may incur in the future substantial expenses relating to the protection of its patents or other intellectual property.

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

On November 21, 1997, the Company received a warning letter from the FDA. The warning letter was issued as a procedural follow-up to a Form 483 resulting from a routine inspection. The warning letter included observations that ZOLL's definitions for complaints and Medical Device Reports (MDR) were not appropriate. The FDA completed an inspection of the Company's manufacturing facility on March 13, 1998 and determined that the areas inspected appear to be in substantial compliance with the applicable requirements of the Federal Food, Drug, and Cosmetic Act and implementing regulations.

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

EMPLOYEES

As of September 26, 1998, the Company had 361 full-time and 14 part-time employees. Management believes that its relations with its employees are excellent.



ITEM 2. PROPERTIES

The Company's facilities are located in Burlington, Massachusetts and Pawtucket, Rhode Island. The Company's executive headquarters are located at the Burlington facility, along with its research and development and its device manufacturing operations. The Company owns a 33,000 square foot building in Rhode Island, which it uses to manufacture its disposable products. The Company leases approximately 70,000 square feet of office and assembly space in Burlington under a lease expiring August 2003, and 2,685 square feet of office space in Vancouver, British Columbia expiring in 2002. The Company also has administrative offices in Manchester, England. The Company believes that its current facilities will be adequate for its current needs.

ITEM 3. LEGAL PROCEEDINGS

In the course of normal operations, the Company is involved in litigation arising from commercial disputes and claims of former employees which management believes will not have a material impact on the Company's financial position or its results of operations.

During the quarter ended December 28, 1996, the Company incurred a charge of approximately $1,300,000 to cover the litigation costs to defend itself in a shareholder lawsuit initiated in 1994. On July 9, 1998, the Company announced an agreement in principle concerning the settlement of the lawsuit against it and certain officers. The settlement, amounting to $1,500,000, was approved by the court on October 5, 1998. Because the Company's insurance policy covered the full amount of the settlement, there was no financial impact as a result of the settlement. In November 1998, the Company paid the remaining settlement due to the shareholders.

On August 3, 1998, two shareholders filed a complaint against the Company and each of its directors which primarily seeks an order by the court barring the Company from declaring the plaintiffs "adverse persons" under the Shareholders Rights Plan adopted on June 8, 1998 by the Company, barring the Company from advancing the date of it 1999 annual meeting and requiring the Company to provide the plaintiffs with a list of the Company's stockholders. The Company believes it has meritorious defenses to the lawsuit and therefore will prevail in trial. Management believes that this complaint will not have a material impact on the Company's financial position or its results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Not Applicable.

EXECUTIVE OFFICERS OF REGISTRANT

   Name                Age    Position

   Rolf S. Stutz       49     Chairman of the Board and Chief Executive Officer

   Richard A. Packer   41     President, Chief Operating Officer, Director and
                              acting Chief Financial Officer

   Steven K. Flora     47     Vice President - North American Sales

   Frits J. Borst      56     Vice President - International Sales

   Donald Boucher      46     Vice President - Research and Development

   Ward M. Hamilton    51     Vice President - Marketing

   Edward T. Dunn      45     Vice President - Operations

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

Mr. Packer joined the Company in 1992 and has served as President, Chief Operating Officer and director since May 1996. Since 1992 he has served as Chief Financial Officer and Vice President of Operations of the Company. Prior to this time, Mr. Packer served from 1987 to 1992 as Vice President of various functions for Whistler Corporation, a consumer electronics company. Prior to this, Mr. Packer was a manager with the consulting firm of PRTM/KPMG, specializing in operations of high technology companies. Mr. Packer has received B.S. and M. Eng. degrees from the Rensselaer Polytechnic Institute and a M.B.A. from the Harvard Graduate School of Business Administration.

Mr. Flora joined the Company as Vice President of North American Sales in September 1998. Prior to joining the Company, Mr. Flora served from 1981 to 1998 in various positions with Marquette Medical systems, a manufacturer of cardiovascular and physiological monitoring systems, most recently as Vice President of Sales. Mr. Flora received his B.S. in Biology from the University of Illinois.

Mr. Borst joined the Company as Vice President of International Sales in October 1993. Prior to joining the Company, Mr. Borst served from 1978 to 1993 with Datascope Corporation, most recently as Director of Sales and Marketing for their international division. Mr. Borst received a B.S. in Business Administration and Hotel Management from the Management Centre Europe, in Brussels.

Mr. Boucher joined the Company as Vice President of Research and Development in December 1993. Prior to joining the Company, Mr. Boucher served from 1977 to 1993, with Corometrics Medical Systems, Inc., a manufacturer of fetal and neonatal monitors, most recently as Vice President of Engineering. Mr. Boucher received a M.B.A. from the University of Connecticut, an M.S.E. in bioengineering from the University of Pennsylvania, and a B.S. in engineering from Northeastern University.

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

Mr. Dunn joined the Company as Director of Materials in 1995 and has served as Vice President of Operations since November 1997. From January 1997, he served as Director of Materials and Manufacturing. Prior to this time, Mr. Dunn served from 1986 to 1995 at Baird Corporation, a manufacturer of spectrometers and night vision equipment, most recently as Director of Operations. Mr. Dunn received as B.S. in industrial engineering from Northeastern University.



PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The information regarding the market price of Common Stock appearing under the caption "Common Stock Market Prices and Dividends" on page 27 of the Company's 1998 Annual Report ("Annual Report") is incorporated herein by this reference.

The Company has never declared or paid cash dividends on its capital stock. The Company currently intends to retain any future earnings to finance the growth and development of its business and therefore does not anticipate paying any cash dividends in the foreseeable future.

As of September 26, 1998, there were 175 stockholders of record of the Company's Common Stock. The Company believes there were substantially in excess of 3,500 beneficial holders of the Common Stock.

ITEM 6. SELECTED FINANCIAL DATA

The selected consolidated financial data set forth under the caption "Five Year Financial Summary" on page 10 of the Annual Report are incorporated herein by this reference and are qualified in their entirety by reference to the more fully detailed consolidated financial statements and the report of the independent auditors thereon which are included in the Annual report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 11 through 13 of the Annual Report is incorporated herein by this reference and should be read in conjunction with "Business" (Item 1) "Selected Consolidated Financial Data" (Item 6).

Except for the historical information contained herein and the above referenced "Management's Discussion and Analysis of Financial Condition and Results of Operations," the matters set forth herein are forward looking statements within the meaning of Section 27A of the Securities Act of 1933 as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are subject to certain risks and uncertainties that could cause actual results to differ materially from those set forth in the forward looking statements. Such risks and uncertainties include, but are not limited to: product demand and market acceptance risks, the effect of economic conditions, results of pending or future litigation, the impact of competitive products and pricing, product development and commercialization, technological difficulties, the government regulatory environment and actions, trade environment, capacity and supply constraints or difficulties, the results of financing efforts, actual purchases under agreements, year 2000 issues, including expectations of readiness, and the effect of the Company's accounting policies.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements, Notes thereto, Independent Auditors Report and Quarterly Financial Data (Unaudited) on pages 14 through 27 of the Annual Report and listed below in item 14 are incorporated herein by this reference.

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



PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) The following Consolidated Financial Statements, Notes thereto and Independent Auditors' Report on pages 14 through 27 of the Annual Report are incorporated by reference in Item 8:

         Report of Independent Auditors
         Consolidated Balance Sheets
         Consolidated Income Statements

         Consolidated Statements of Stockholders' Equity
         Consolidated Statements of Cash Flows
         Notes to Consolidated Financial Statements

(a)(2) The following Consolidated Financial Statement Schedules are included herein:Notes to Consolidated Financial Statements

         Schedule II -     Valuation Accounts     S-1

         All other schedules have been omitted since the required information is not presented, the amounts are not sufficient to require submission of the schedules or because the information is included in the consolidated financial statements.

(a)(3) The following is a complete list of Exhibits filed or incorporated by reference as part of this Report:
3.1      Restated Articles of Organization.*
3.2      Amended and Restated By-laws.*
3.3      Shareholders Rights Plan****
10.1     1992 Stock Option Plan.*
10.2     1983 Incentive Stock Option Plan, as amended and restated February 6,
         1990.*
10.3 Revolving Loan and Security Agreement dated March 9, 1992 between the Company and Brown Brothers Harriman & Co.*
10.4.1 License Agreement dated as of November 21, 1984 between the Company and S&W Medico Teknik A/S.*
10.4.2 License Agreement dated as of April 8, 1987 between the Company and S&W Medico Teknik A/S.*
10.4.3 Amendment to License Agreement dated January 1, 1990 between the Company and S&W Medico Teknik A/S.*
10.5 Stock Purchase Agreement dated July 1, 1985, as amended as of May 24, 1991, among the Company and certain purchasers of the Company's Common Stock and Preferred Stock.*
10.8 Distributorship Agreement dated as of June 15, 1992 between the Company and Fukuda Denshi Co., Ltd.*
10.9     Employment Agreement dated July 19, 1996 between the Company and Rolf
         S. Stutz regarding Mr. Stutz's employment. **
10.10 Employment Agreement dated July 19, 1996 between the Company and Richard A. Packer regarding Mr. Packer's employment. **
10.11    Non Employee Directors' Stock Option Plan*****
13.1     Portions of the Annual Report incorporated by reference.***
21.1     Subsidiaries of the Company.***
23.1     Consent of Ernst & Young LLP.***
27.1     Financial Data Schedule 1998 ***
27.2     Financial Data Schedule 1996 (restated)***
         No reports on Form 8-K were filed by the Company during the last quarter of the period covered by this Report.

         *      Incorporated by reference from the Company's Registration
                Statement on Form S-1, as amended, under the Securities Act of
                1933 (Registration Statement No. 33-47937).
         **     Incorporated by reference from the Company's Annual Report for
                1996 Form 10-K, as amended, filed with the Securities and
                Exchange Commission on December 27, 1996.
         ***    Filed herewith.
         ****   Incorporated by reference from the Company's 8-K filed with the
                Securities and Exchange Commission on June 11, 1998.
         *****  Incorporated by reference from the Company's Registration
                Statement on Form S-8, under the Securities Act of 1933
                (Registration Statement No. 33-368401).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on December 23, 1998.

                                                     ZOLL MEDICAL CORPORATION
                                                     By: /s/ Rolf S. Stutz
                                                         -----------------------
                                                     Rolf S. Stutz
                                                     Chairman and Chief
                                                     Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

    Signature                      Title                             Date
    ---------                      -----                             ----

/s/ Rolf S. Stutz            Chairman and Chief                December 23, 1998
-------------------------    Executive Officer
Rolf S. Stutz                (Principal Executive Officer)


/s/ Richard A. Packer        President, Chief Operating        December 23, 1998
-------------------------    Officer, Director and Acting
Richard A. Packer            Chief Financial Officer


/s/ Willard M. Bright        Director                          December 23, 1998
-------------------------
Willard M. Bright


/s/ Thomas M. Claflin        Director                          December 23, 1998
-------------------------
Thomas M. Claflin, II


/s/ C. William Zadel         Director                          December 23, 1998
-------------------------
C. William Zadel


/s/ Noah T. Herndon          Director                          December 23, 1998
-------------------------
Noah T. Herndon


/s/ M. Stephen Heilman       Director                          December 23, 1998
-------------------------
M. Stephen Heilman


/s/ Daniel M. Mulvena        Director                          December 23, 1998
-------------------------
Daniel M. Mulvena

FINANCIAL STATEMENT SCHEDULE      PAGE  S-1

                                  EXHIBIT INDEX

3.1      Restated Articles of Organization.*
3.2      Amended and Restated By-laws.*
3.3      Shareholders Rights Plan****
10.1     1992 Stock Option Plan.*
10.2     1983 Incentive Stock Option Plan, as amended and restated February 6,
         1990.*
10.3 Revolving Loan and Security Agreement dated March 9, 1992 between the Company and Brown Brothers Harriman & Co.*
10.4.1 License Agreement dated as of November 21, 1984 between the Company and S&W Medico Teknik A/S.*
10.4.2 License Agreement dated as of April 8, 1987 between the Company and S&W Medico Teknik A/S.*
10.4.3 Amendment to License Agreement dated January 1, 1990 between the Company and S&W Medico Teknik A/S.*
10.5 Stock Purchase Agreement dated July 1, 1985, as amended as of May 24, 1991, among the Company and certain purchasers of the Company's Common Stock and Preferred Stock.*
10.8 Distributorship Agreement dated as of June 15, 1992 between the Company and Fukuda Denshi Co., Ltd.*
10.9     Employment Agreement dated July 19, 1996 between the Company and Rolf
         S. Stutz regarding Mr. Stutz's employment. **
10.10 Employment Agreement dated July 19, 1996 between the Company and Richard A. Packer regarding Mr. Packer's employment. **
10.11    Non Employee Directors' Stock Option Plan*****
13.1     Portions of the Annual Report incorporated by reference.***
21.1     Subsidiaries of the Company.***
23.1     Consent of Ernst & Young LLP.***
27.1     Financial Data Schedule 1998 ***
27.2     Financial Data Schedule 1996 (restated)***

         *      Incorporated by reference from the Company's Registration
                Statement on Form S-1, as amended, under the Securities Act of
                1933 (Registration Statement No. 33-47937).
         **     Incorporated by reference from the Company's Annual Report for
                1996 Form 10-K, as amended, filed with the Securities and
                Exchange Commission on December 27, 1996.
         ***    Filed herewith.
         ****   Incorporated by reference from the Company's 8-K filed with the
                Securities and Exchange Commission on June 11, 1998.
         *****  Incorporated by reference from the Company's Registration
                Statement on Form S-8, under the Securities Act of 1933
                (Registration Statement No. 33-368401).

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                             Additions
                                 Balance     Charged to
                               Beginning of  Costs and                 Balance At
      Classifications             Period      Expenses   Deductions  End of Period
      ---------------          ------------  ----------  ----------  -------------

Year Ended September 26, 1998
Allowance for doubtful
accounts                        $1,207,000    $170,000    $463,000     $  914,000
                                ==========    ========    ========     ==========


Year Ended September 27, 1997
Allowance for doubtful
accounts                        $  888,000    $319,000    $     --     $1,207,000
                                ==========    ========    ========     ==========


Year Ended September 28, 1996
Allowance for doubtful
accounts                        $  786,000    $102,000    $     --     $  888,000
                                ==========    ========    ========     ==========