Form 10-Q
period 1999-01-02
ZOLL MEDICAL CORPORATION
filed 1999-02-12
CIK 887568

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934. FOR THE THREE MONTH PERIOD FROM SEPTEMBER 27, 1998 TO JANUARY 2, 1999.
      or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from ______ to ______.


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


                                 (781) 229-0020
               --------------------------------------------------
              (Registrant's telephone number, including area code)


                                 NOT APPLICABLE
    -------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report.)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                                  YES [X]     NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock:


          Class                                 Outstanding at February 12, 1999
Common Stock, $.02 par value                                6,202,034



                       This document consists of 13 pages.

                            ZOLL MEDICAL CORPORATION


                                      INDEX

                                                                        Page No.

                          PART I. FINANCIAL INFORMATION

ITEM 1.  Financial Statements:

           Condensed Consolidated Balance Sheets (unaudited)
           January 2, 1999 and September 26, 1998                              3

           Condensed Consolidated Income Statements (unaudited)
           Three Months Ended January 2, 1999 and December 27, 1997            4

           Condensed Consolidated Statements of Cash Flows (unaudited)
           Three Months Ended January 2, 1999 and  December 27, 1997           5

           Notes to Condensed Consolidated Financial Statements
           (unaudited)                                                         6

           Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                           7

                           PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings                                                    10

ITEM 2.  Changes in Securities                                                10

ITEM 3.  Defaults Upon Senior Securities                                      10

ITEM 4.  Submission of Matters to a Vote of Security-Holders                  10

ITEM 5.  Other Information                                                    11

ITEM 6.  Exhibits and Reports on Form 8-K                                     11

         Signatures                                                           12

                         PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                            ZOLL MEDICAL CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)
                                   (Unaudited)

                                                                   January 2,      September 26,
                                                                      1999             1998
                                                                   ---------       ------------

                                     ASSETS
Current assets:
   Cash and cash equivalents                                        $ 1,575           $ 4,824
   Accounts receivable, less allowance of $884 at
       January 2, 1999 and $914 at September 26, 1998                16,797            14,147
   Inventories:
        Raw materials                                                 4,350             3,990
        Work-in-process                                               2,316             1,735
        Finished goods                                                4,122             3,680
                                                                    -------           -------
                                                                     10,788             9,405
   Prepaid expenses and other current assets                          1,665             3,253
                                                                    -------           -------
        Total current assets                                         30,825            31,629
Property and equipment, at cost:
   Land and building                                                  1,032             1,032
   Machinery and equipment                                           13,704            12,999
   Construction in progress                                           1,642             1,315
   Tooling                                                            1,875             1,806
   Furniture and fixtures                                               674               674
   Leasehold improvements                                               737               737
                                                                    -------           -------
                                                                     19,664            18,563
        Less accumulated depreciation                                 8,715             8,122
                                                                    -------           -------
   Net property and equipment                                        10,949            10,441
Other assets, net                                                     3,196             3,218
                                                                    -------           -------
                                                                    $44,970           $45,288
                                                                    =======           =======

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                 $ 4,696           $ 2,776
   Accrued expenses and other liabilities                             4,838             7,595
   Current maturities of long-term debt                                  97               105
                                                                    -------           -------
   Total current liabilities                                          9,631            10,476
Deferred income taxes                                                   288               288
Long-term debt                                                          413               442
Commitments and contingencies
Stockholders' equity
   Preferred stock, $.01 par value, authorized 1,000
       shares, none issued and outstanding
    Common stock, $.02 par value, authorized 19,000 shares,
       6,202 and 6,192 issued and outstanding at January 2,
       1999 and September 26, 1998, respectively                        124               124
   Capital in excess of par value                                    20,710            20,642
   Retained earnings                                                 13,804            13,316
                                                                    -------           -------
        Total stockholders' equity                                   34,638            34,082
                                                                    =======           =======
                                                                    $44,970           $45,288
                                                                    =======           =======


      See notes to unaudited condensed consolidated financial statements.

                            ZOLL MEDICAL CORPORATION
                    CONDENSED CONSOLIDATED INCOME STATEMENTS
                    (in thousands, except per share amounts)
                                   (Unaudited)


                                                   THREE MONTHS ENDED
                                                 ------------------------
                                                 January 2,   December 27,
                                                   1999          1997
                                                 ---------    -----------

Net sales                                         $15,295       $12,440
Cost of goods sold                                  6,467         5,406
                                                  -------       -------
Gross profit                                        8,828         7,034

Expenses:
        Selling and marketing                       5,378         4,248
        General and administrative                  1,283         1,233
        Research and development                    1,498         1,416
                                                  -------       -------
             Total expenses                         8,159         6,897
                                                  -------       -------
Income from operations                                669           137
Investment income                                      70           112
Interest expense                                       11            13
                                                  -------       -------
Income before income taxes                            728           236
Provision for income taxes                            240            71
                                                  =======       =======
Net income                                        $   488       $   165
                                                  =======       =======
Basic earnings per common share                   $  0.08       $  0.03
                                                  =======       =======
Weighted average common shares outstanding          6,195         6,192

Diluted earnings per common and common
     equivalent share                             $  0.08       $  0.03
                                                  =======       =======
Weighted average number of common and
     common equivalent shares outstanding           6,285         6,211











      See notes to unaudited condensed consolidated financial statements.

                        ZOLL MEDICAL CORPORATION
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)

                                                                          THREE MONTHS ENDED
                                                                       -------------------------
                                                                       January 2,    December 27,
                                                                         1999           1997
                                                                       ---------     -----------

OPERATING ACTIVITIES:
        Net income                                                      $   488        $   165

Charges not affecting cash:
        Depreciation and amortization                                       629            332
Changes in assets and liabilities:
        Accounts receivable                                              (2,650)         2,221
        Inventories                                                      (1,383)          (960)
        Prepaid expenses and other current assets                         1,588            (10)
        Accounts payable and accrued expenses                              (837)        (1,773)
                                                                        -------        -------
         Cash used for operating activities                              (2,165)           (25)

INVESTING ACTIVITIES:
        Additions to property and equipment                              (1,101)          (587)
        Redemption of  marketable securities                                 --            278
        Other assets                                                        (14)           (29)
                                                                        -------        -------
                 Cash used for investing activities                      (1,115)          (338)

FINANCING ACTIVITIES:
        Exercise of stock options, including income tax benefit              68            --
        Repayment of long-term debt                                         (37)           (27)
                                                                        -------        -------
                 Cash provided by (used for) financing activities            31            (27)
                                                                        -------        -------

                 Net decrease in cash                                    (3,249)          (390)
        Cash and cash equivalents at beginning of year                    4,824          9,760
                                                                        =======        =======
        Cash and cash equivalents at end of period                      $ 1,575        $ 9,370
                                                                        =======        =======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
        Cash paid during the year:
                 Income taxes                                           $    44        $   608
        Interest                                                             11             13











      See notes to unaudited condensed consolidated financial statements.

                            ZOLL MEDICAL CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 JANUARY 2, 1999


1. The Balance Sheet as of January 2, 1999, the Statements of Income for the three months ended January 2, 1999 and December 27, 1997, and the Statements of Cash Flows for the three months ended January 2, 1999 and December 27, 1997 are unaudited, but in the opinion of management include all adjustments, consisting of normal recurring items, necessary for a fair presentation of results for these interim periods. The results for the interim periods are not necessarily indicative of results to be expected for the entire year.

2. Certain reclassifications have been made to the prior years' unaudited condensed consolidated financial statements to conform to the current period presentation.

3. In June 1997, the FASB issued Statement No. 131 (FAS 131) "Disclosures About Segments of an Enterprise and Related Information." FAS 131 establishes standards for the way that public companies report information about operating segments in financial statements. This Statement supersedes Statement No. 14, "Financial Reporting for Segments of a Business Enterprise," but retains the requirements to report information about major customers. The Statement is effective for fiscal years beginning after December 15, 1997. However, application to interim financial statements during the initial year of adoption is not required. The Company does not believe that the adoption of this Statement will have a material effect on the Company's financial statements.

4. The shares used for calculating basic earnings per common share were the average shares outstanding and the shares used for calculating diluted earnings per share were the average shares outstanding and the dilutive effect of stock options.

5. Subsequent to January 2, 1999, the Company determined that a memory chip supplied by one of its vendors was defective. The Company has initiated a voluntary effort to replace the component in affected products. The cost of this effort is not anticipated to be material to the financial statements of the Company.

6. The information contained in the interim financial statements should be read in conjunction with the Company's audited financial statements, included in its Annual Report incorporated by reference in its Form 10-K as of and for the year ended September 26, 1998 filed with the Securities and Exchange Commission.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                           OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS


THREE MONTHS ENDED JANUARY 2, 1999 COMPARED TO THREE MONTHS ENDED DECEMBER 27, 1997

The Company's net sales increased 23% to $15,295,000 for the three months ended January 2, 1999 from $12,440,000 for the three months ended December 27, 1997. The Company's sales growth was fueled primarily by the introduction of its new MSeries line and an enlarged North American sales force. North American sales increased 29% to $13,076,000 from $10,117,000 for the comparable period last year. Pre-hospital equipment sales increased 37% to $3,196,000 and equipment sales to the hospital market increased 31% to $6,178,000 this quarter. The increase in North American sales was partially offset by a decline in international sales. The Company reported international sales of $2,219,000, compared to $2,323,000 in the comparable quarter last year. The decline in sales to the international market was due to the allocation of MSeries to the North American customer backlog.

Gross margins for the quarter were 57.7% compared to 56.5% in the first quarter of 1998 due to improved business mix resulting from shipments of the MSeries product line, primarily to the North American market.

Selling and marketing expenses as a percentage of net sales increased to 35.2% from 34.1%. Selling and marketing expenses increased 26.6% to $5,378,000 from $4,248,000 due primarily to the increased size of the North American sales force following its reorganization during the second half of 1998.

General and administrative expenses decreased as a percentage of sales to 8.4% from 9.9%. The decrease in the general and administrative expenses as a percentage of sales reflects the absorption of relatively fixed operating expenses by increased sales volume and the continued emphasis on expense controls.

Research and development expenses decreased as a percentage of sales to 9.8% from 11.4%. Research and development expenses increased 5.8% to $1,498,000 from $1,416,000 due to increased testing and prototype expenses for biphasic technology and forthcoming releases of additional models of the MSeries.


LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents at January 2, 1999 was $1,575,000 compared with $4,824,000 at September 26, 1998, a decrease of $3,249,000.

Cash used in operating activities for the three months ended January 2, 1999 increased $2,140,000 over the same period in 1998. This increase was primarily attributable to an increase in accounts receivable and an increase in inventories. The increase in accounts receivable reflects the timing of shipments associated with the recent increase in revenues at the end of the fourth quarter of 1998 and during the first quarter of 1999. The increase in inventory reflected the recent introduction of the MSeries product line. During this period of introduction, the Company's mix of product shipments is shifting and the Company is carrying a broader mix of product in inventory to meet its customer needs. The Company expects the levels of both accounts receivable and inventory to moderate during the second half of 1999.

The amount of cash required to fund investing activities increased by $777,000 in the three months ended January 2, 1999 compared to the same period in 1998. This increase reflected capital expenditures relating to production tooling and equipment, partially for the MSeries.

Cash provided by (used in) financing activities was relatively consistent during the three months ended January 2, 1999 and December 27, 1997.

The Company maintains a working capital line of credit with its bank. Under this working capital line, the Company may borrow on a demand basis. The full amount of this line was available to the Company at January 2, 1999. Currently, the Company may borrow up to $6,000,000 at an interest rate equal to the bank's base rate (approximately 7.75%) or LIBOR plus 2%.

The Company expects that the combination of the existing cash balances, cash generated from operations and its existing line of credit will be adequate to meet its liquidity and capital requirements for the foreseeable future.

YEAR 2000

Introduction. Many computer and software systems in use today are not designed to process date information after 1999. This deficiency results from the inability of most computer programs that perform arithmetic and logic operations on these dates to use only the last two digits of the year when they make their calculations. If not corrected, this year 2000 problem could cause computer applications and other equipment used and manufactured by the Company, its suppliers and its customers to fail to operate properly.

Year 2000 Project. In early 1998, the Company began a project to assess its potential vulnerability to the year 2000 problem and to minimize the effect of the problem on its operations. The project addresses five major areas of the business at each of its locations: business systems, including management information systems; factory and facilities equipment, including equipment that uses a computer to control its operation either for producing end product or to supply services; products, including equipment and software supplied to customers; suppliers, including businesses that provide service and raw materials to the Company; and customers.

The Company has substantially completed a review of its business systems with regard to year 2000 compliance and will either replace or correct through programming modifications those computer systems that have been found to have date related deficiencies. Also being assessed are factory, facility and telecommunication systems and equipment used to support manufacturing. In addition, the company is assessing the readiness of third parties (vendors, customers, etc) that interact with the company's systems. The Company's products have been assessed and found to be year 2000 compliant with the exception of a few requiring minor corrective actions. The company plans to devote the necessary resources to resolve all significant year 2000 issues in a timely manner. The significant business systems found to have deficiencies will be replaced or modified by the end of March 1999 while all underlying programs and reports are scheduled to be reviewed and rewritten where needed by the end of August 1999. Factory, facility and telecommunication systems will be replaced or modified by December 1999.

Year 2000 Costs. External and internal costs specifically associated with modifying internal use software for year 2000 compliance are expensed as incurred. To date, these costs have totaled less than $500,000. Based upon currently available information, the Company expects the total costs of addressing the potential year 2000 issues to be less than $750,000. The Company does not expect the costs of addressing potential year 2000 problems to have a material adverse effect on the Company's financial position, results of operations or liquidity in future periods.

Risks and Contingency Plans. If not remediated, year 2000 issues have the potential to severely disrupt the Company's operations and to adversely affect its financial condition. While the Company may monitor the readiness for the year 2000 of its suppliers and its customers, it has very limited ability to assure the year 2000 readiness by such parties. The Company could also be affected by the failure of government agencies on which the Company depends to maintain services essential to operations and the failure of the airline industry on which the Company relies to support the activities of the sales force. The Company will develop contingency plans to cover situations in which year 2000 problems arise despite its efforts. These plans are expected to be substantially ready by December 1999.

LEGAL PROCEEDINGS

The Company is involved in the normal course of its business in various litigation and regulatory matters. Although the Company is unable to determine at the present time the exact amount of any liability, if any, in pending matters, the Company believes that it has meritorious defenses and that none of the pending matters will have an outcome material to the financial condition or business of the Company.

SAFE HARBOR STATEMENTS

Except for the historical information contained herein, the matters set forth herein are forward looking statements within the meaning of Section 27A of the Securities Act of 1933 as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are subject to certain risks and uncertainties that could cause actual results to differ materially from those set forth in the forward looking statements. Such risks and uncertainties include, but are not limited to: product demand and market acceptance risks, the effect of economic conditions, results of pending or future litigation, the impact of competitive products and pricing, product development and commercialization, technological difficulties, the government regulatory environment and actions, trade environment, capacity and supply constraints or difficulties, the results of financing efforts, actual purchases under agreements, potential warranty issues, year 2000 issues, including expectations of readiness, and the effect of the Company's accounting policies.

                           PART II. OTHER INFORMATION


Item 1.  Legal Proceedings.

         In the course of normal operations the Company is involved in litigation arising from commercial disputes and claims of former employees which management believes will not have a material impact on the Company's financial position or its results of operations.

         During the quarter ended December 28, 1996, the Company incurred a charge of approximately $1,300,000 to cover the litigation costs to defend itself in a shareholder lawsuit initiated in 1994. On July 9, 1998, the Company announced an agreement in principle concerning the settlement of the lawsuit against it and certain officers. The settlement, amounting to $1,500,000, was approved by the court on October 5, 1998. There was no financial impact as a result of the settlement. Included in accrued expenses at September 26, 1998, is the unpaid settlement cost and remaining accrued legal fees related to the litigation. A similar amount due from the insurance company is included in other current assets at September 26, 1998. In November 1998, the Company received the insurance reimbursements for the claim and paid the remaining settlement due to the shareholders.

         On August 3, 1998, two stockholders, Elliot Associates, L.P. and Westgate International, L.P., filed a complaint against the Company and each of its directors which primarily seeks an order by the court barring the company from declaring the plaintiffs "adverse persons" under the Shareholder Rights Plan adopted on June 8, 1998 by the Company, barring the Company from advancing the date of its 1999 annual meeting and requiring the Company to provide the plaintiffs with a list of the Company's stockholders. On January 7, 1999, Dr. James W. Biondi was elected to the Board of Directors pursuant to an agreement which the Company entered into with the two stockholders. The agreement provides that the two stockholders will not proceed with their proposed proxy contest and limits actions that the stockholders may take prior to October 1, 1999, which date may be extended under certain circumstances. The stockholders also have agreed to dismiss their existing litigation against the Company with respect to the proposed proxy contest.

Item 2.  Changes in Securities.

         Not Applicable.


Item 3.  Defaults Upon Senior Securities.

         Not Applicable.


Item 4.  Submission of Matters to a Vote of Security-Holders.

         The following matters were voted upon and approved at the Company's Annual Meeting of Stockholders held on February 4, 1999. On the record date of December 18, 1998 there were 6,201,284 shares issued, outstanding and eligible to vote, of which 5,646,122 shares or 91% were represented at the meeting either in person or by proxy.

         The proposal to elect the following person as Class I Director to serve until a successors is duly elected and qualified:

                                             VOTES FOR           VOTES WITHHELD
                Daniel M. Mulvena            5,631,245               14,877

Item 4.  The proposal to re-elect Noah T. Herndon was cancelled due to his
(cont) recent passing. The Board of Directors will be conducting a search for a candidate to replace Mr. Herndon.

         The proposal to amend the Company's 1992 Stock Option Plan to increase the number of shares available for issuance under the Plan by 300,000 shares.

                             VOTES FOR        VOTES AGAINST       VOTES WITHHELD
                             3,685,091           412,538              8,150

Item 5.  Other Information.
         Not Applicable.

Item 6.  Exhibits and reports on Form 8-K
         (a)  Exhibits
         Not Applicable.

         (b)  Reports on Form 8-K.
         The registrant filed no reports on Form 8-K during the quarter ended January 2, 1999.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on February 12, 1999.







                                                        ZOLL MEDICAL CORPORATION
                                                                    (Registrant)




Date: February 12, 1999                 By: /s/ Rolf  S. Stutz
                                            ------------------------------------
                                            Rolf S. Stutz, Chairman and
                                            Chief Executive Officer
                                            (Principal Executive Officer)





Date: February 12, 1999                 By: /s/ Richard A. Packer
                                            ------------------------------------
                                            Richard A. Packer, President,
                                            Chief Operating  Officer and acting
                                            Chief Financial Officer