Form 10-Q
period 1999-04-03
ZOLL MEDICAL CORPORATION
filed 1999-05-17
CIK 887568

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

       [ X ] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934. FOR THE THREE MONTH PERIOD FROM JANUARY 3, 1999 TO APRIL 3, 1999. or

       [   ] Transition report pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934. For the transition period from      to     .
                                                            -----  -----

                         Commission file number 0-20225


                            ZOLL MEDICAL CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


MASSACHUSETTS                                        04-2711626
-----------------------------------------            ---------------------------
(State or other jurisdiction                         (IRS Employer
of incorporation or organization)                    Identification number)


32 SECOND AVENUE, BURLINGTON, MA                     01803-4420
-----------------------------------------            ---------------------------
(Address of principal executive offices)             (Zip Code)


                                 (781) 229-0020
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


                                 NOT APPLICABLE
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report.)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                                 YES [X] NO [ ]


Indicate the number of shares outstanding of each of the issuer's classes of common stock:


                Class                        Outstanding at May 14, 1999
      Common Stock, $.02 par value                    6,230,409


                       This document consists of 13 pages.
                                                 --

                            ZOLL MEDICAL CORPORATION

                                      INDEX

                                                                        Page No.
                          PART I. FINANCIAL INFORMATION

ITEM 1.  Financial Statements:

          Consolidated Balance Sheets (unaudited)                              3
          April 3, 1999 and September 26, 1998

          Consolidated Income Statements (unaudited)                           4
          Three Months Ended April 3, 1999 and March 28, 1998

          Consolidated Income Statements (unaudited)                           5
          Six Months Ended April 3, 1999 and  March 28, 1998

          Consolidated Statements of Cash Flows (unaudited)                    6
          Six Months Ended April 3, 1999 and  March 28, 1998

          Notes to Consolidated Financial Statements (unaudited)               7

ITEM 2.  Management's Discussion and Analysis of Financial Condition           8
         and Results of Operations

ITEM 3.  Quantitative and Qualitative Disclosure About Market Risk            10


                           PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings                                                    11

ITEM 2.  Changes in Securities                                                11

ITEM 3.  Defaults Upon Senior Securities                                      11

ITEM 4.  Submission of Matters to a Vote of Security-Holders                  11

ITEM 5.  Other Information                                                    11

ITEM 6.  Exhibits and Reports on Form 8-K                                     11

         Signatures                                                           12

                          PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements

                            ZOLL MEDICAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)
                                   (Unaudited)


                                                             April 3,    September 26,
                                                                 1999            1998
                                     ASSETS
Current assets:
  Cash and cash equivalents                                   $ 1,715         $ 4,824
  Accounts receivable, less allowance of $780 at April 3,
    1999 and $914 at September 26, 1998                        17,396          14,147
  Inventories:
    Raw materials                                               4,230           3,990
    Work-in-process                                             1,879           1,735
    Finished goods                                              5,208           3,680
                                                              -------         -------
                                                               11,317           9,405
  Prepaid expenses and other current assets                     1,729           3,253
                                                              -------         -------
    Total current assets                                       32,157          31,629
Property and equipment, at cost:
  Land and building                                             1,032           1,032
  Machinery and equipment                                      14,340          12,999
  Construction in progress                                        908           1,315
  Tooling                                                       2,484           1,806
  Furniture and fixtures                                          701             674
  Leasehold improvements                                          737             737
                                                              -------         -------
                                                               20,202          18,563
    Less accumulated depreciation                               9,321           8,122
                                                              -------         -------
  Net property and equipment                                   10,881          10,441
Other assets, net                                               3,429           3,218
                                                              -------         -------
                                                              $46,467         $45,288
                                                              =======         =======

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                            $ 4,531         $ 2,776
  Accrued expenses and other liabilities                        5,740           7,595
  Current maturities of long-term debt                             90             105
                                                              -------         -------
    Total current liabilities                                  10,361          10,476
Deferred income taxes                                             288             288
Long-term debt                                                    398             442
Commitments and contingencies
Stockholders' equity
  Preferred stock, $.01 par value, authorized 1,000
    shares, none issued and outstanding
  Common stock, $.02 par value, authorized 19,000
    shares, 6,209 and 6,192 issued and outstanding
    at April 3, 1999 and September 26, 1998,
    respectively                                                  124             124
  Capital in excess of par value                               20,780          20,642
  Retained earnings                                            14,516          13,316
                                                              -------         -------
    Total stockholders' equity                                 35,420          34,082
                                                              -------         -------
                                                              $46,467         $45,288
                                                              =======         =======



               See notes to unaudited consolidated financial statements.

                                            ZOLL MEDICAL CORPORATION
                                         CONSOLIDATED INCOME STATEMENTS
                                   (in thousands, except per share amounts )
                                                  (Unaudited)


                                               THREE MONTHS ENDED
                                             ----------------------
                                             April 3,     March 28,
                                                1999          1998

Net sales                                    $16,989       $13,585
Cost of goods sold                             7,339         5,822
                                             -------       -------

Gross profit                                   9,650         7,763

Expenses:
  Selling and marketing                        5,588         4,409
  General and administrative                   1,391         1,512
  Research and development                     1,608         1,511
                                             -------       -------

    Total expenses                             8,587         7,432
                                             -------       -------

Income from operations                         1,063           331
Investment income                                 16           134
Interest expense                                  16            12
                                             -------       -------

Income before income taxes                     1,063           453
Provision for income taxes                       351           136
                                             =======       =======
Net income                                   $   712       $   317
                                             =======       =======

Basic earnings per common share              $  0.11       $  0.05
                                             =======       =======

Weighted average common shares
  outstanding                                  6,207         6,192

Diluted earnings per common and
  common equivalent share                    $  0.11       $  0.05
                                             =======       =======

Weighted average number of common
  and common equivalent shares
  outstanding                                  6,417         6,211





             See notes to unaudited consolidated financial statements.

                            ZOLL MEDICAL CORPORATION
                         CONSOLIDATED INCOME STATEMENTS
                    (in thousands, except per share amounts )
                                   (Unaudited)


                                                SIX MONTHS ENDED
                                             ----------------------
                                             April 3,     March 28,
                                                1999          1998

Net sales                                    $32,284       $26,025
Cost of goods sold                            13,806        11,228
                                             -------       -------

Gross profit                                  18,478        14,797

Expenses:
  Selling and marketing                       10,966         8,657
  General and administrative                   2,674         2,745
  Research and development                     3,106         2,927
                                             -------       -------

    Total expenses                            16,746        14,329
                                             -------       -------

Income from operations                         1,732           468
Investment income                                 86           246
Interest expense                                  27            25
                                             -------       -------

Income before income taxes                     1,791           689
Provision for income taxes                       591           207
                                             =======       =======
Net income                                   $ 1,200       $   482
                                             =======       =======

Basic earnings per common share              $  0.19       $  0.08
                                             =======       =======

Weighted average common shares
  outstanding                                  6,201         6,192

Diluted earnings per common and
  common equivalent share                    $  0.19       $  0.08
                                             =======       =======

Weighted average number of common
  and common equivalent shares
  outstanding                                  6,350         6,211





           See notes to unaudited consolidated financial statements.

                                                ZOLL MEDICAL CORPORATION
                                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                     (in thousands)
                                                      (Unaudited)


                                                             SIX MONTHS ENDED
                                                           ---------------------
                                                           April 3,    March 28,
                                                              1999         1998

OPERATING ACTIVITIES:
  Net income                                               $ 1,200     $    482

Charges not affecting cash:
  Depreciation and amortization                              1,315          742
Changes in assets and liabilities:
  Accounts receivable                                       (3,249)       3,127
  Inventories                                               (1,912)      (1,598)
  Prepaid expenses and other current assets                  1,524          131
  Accounts payable and accrued expenses                       (100)        (247)
                                                           -------     --------
    Cash (used for) provided by operating
      activities                                            (1,222)       2,637

INVESTING ACTIVITIES:
  Additions to property and equipment                       (1,947)      (1,426)
  Redemption of marketable securities                           --          278
  Other assets                                                 (19)         (53)
                                                           -------     --------
    Cash used for investing activities                      (1,966)      (1,201)

FINANCING ACTIVITIES:
  Exercise of stock options, including
    income tax benefit                                         138           --
  Repayment of long-term debt                                  (59)         (58)
                                                           -------     --------
    Cash provided by (used for) financing
      activities                                                79          (58)
                                                           -------     --------

    Net increase (decrease) in cash                         (3,109)       1,378
  Cash and cash equivalents at beginning of year             4,824        9,760
                                                           =======     ========
  Cash and cash equivalents at end of period               $ 1,715     $ 11,138
                                                           =======     ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period:
    Income taxes                                           $    69     $    752
    Interest                                                    27           25





             See notes to unaudited consolidated financial statements.

                            ZOLL MEDICAL CORPORATION
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                  APRIL 3, 1999



1. The Consolidated Balance Sheet as of April 3, 1999, the Consolidated Income Statements for the three months and six months ended April 3, 1999 and March 28, 1998, and the Consolidated Statements of Cash Flows for the six months ended April 3, 1999 and March 28, 1998 are unaudited, but in the opinion of management include all adjustments, consisting of normal recurring items, necessary for a fair presentation of results for these interim periods. The results for the interim periods are not necessarily indicative of results to be expected for the entire year.

2. Certain reclassifications have been made to the prior years' unaudited consolidated financial statements to conform to the current period presentation with no impact on net income.

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

Item 2. Management's Discussion And Analysis Of Financial Condition and Results of Operations

THREE MONTHS ENDED APRIL 3, 1999 COMPARED TO THREE MONTHS ENDED MARCH 28, 1998

The Company's net sales increased 25% to $16,989,000 for the three months ended April 3, 1999 from $13,585,000 for the three months ended March 28, 1998. The Company's sales growth was driven primarily by increasing demand for the new MSeries line of defibrillators/pacemakers and reflected an enlarged North American sales force. During the second quarter of 1999, North American sales increased 19% to $12,725,000 from $10,730,000 for the comparable period last year. Equipment sales to the North American hospital market increased 53% to $6,123,000 while pre-hospital equipment sales decreased 22% to $2,662,000 as a result of shipment allocations. International sales increased 49% to $4,264,000 compared to $2,855,000.

Gross profit for the second quarter of 1999 was 56.8% compared to 57.1% for the comparable prior year quarter. An improvement in the business mix reflecting the MSeries introduction was offset by a shift in sales to the international market where the Company places a greater reliance on the use of distributors.

Selling and marketing expenses as a percentage of net sales increased to 32.9% from 32.5%. Selling and marketing expenses increased 26.7% to $5,588,000 due primarily to the increased size of the North American sales force following its reorganization during the second half of 1998.

General and administrative expenses decreased as a percentage of net sales to 8.2% from 11.1%. General and administrative expenses decreased 8.0% to $1,391,000. The decrease in the general and administrative expenses as a percentage of sales reflects the absorption of relatively fixed operating expenses by increased sales volume and the continued emphasis on expense controls.

Research and development expenses decreased as a percentage of net sales to 9.5% from 11.1%. Research and development expenses increased 6.4% to $1,608,000 due to planned spending on development of patented biphasic technology and new and forthcoming releases of additional models of the MSeries.

SIX MONTHS ENDED APRIL 3, 1999 COMPARED TO SIX MONTHS ENDED MARCH 28, 1998

The Company's net sales increased 24% to $32,284,000 for the six months ended April 3, 1999 from $26,025,000 for the six months ended March 28, 1998. The Company's sales growth was driven primarily by increasing demand for the MSeries line of defibrillators/pacemakers. North American sales increased 24% to $25,801,000 from $20,847,000 for the comparable period last year. Equipment sales to the North American hospital market increased 41% to $12,301,000 while pre-hospital equipment sales increased 2% to $5,858,000. International sales increased 25% to $6,483,000.

Gross profit for the period increased to 57.2% from 56.9% in 1998 reflecting an improved business mix resulting from the introduction of the MSeries line.

Selling and marketing expenses increased as a percentage of sales to 34.0% from 33.3%. Selling and marketing expenses increased 26.7% to $10,966,000 due primarily to the increased size of the North American sales force following its reorganization during the second half of 1998.

General and administrative expenses decreased as a percentage of net sales to 8.3% from 10.5%. General and administrative expenses decreased 2.6% to $2,674,000. The decrease in the general and administrative expenses as a percentage of sales reflects the absorption of relatively fixed operating expenses by increased sales volume and the continued emphasis on expense controls.

Research and development expenses decreased as a percentage of net sales to 9.6% from 11.2%. Research and development expenses increased 6.1% to $3,106,000 due to planned spending on development of patented biphasic technology and new and forthcoming releases of additional models of the MSeries.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents at April 3, 1999 was $1,715,000 compared with $4,824,000 at September 26, 1998, a decrease of $3,109,000.

Cash used in operating activities for the six months ended April 3, 1999 totaled $1,222,000 while cash generated over the same period in 1998 totaled $2,637,000. The increased cash usage was primarily attributable to an increase in accounts receivable and an increase in inventories. The increase in accounts receivable reflected both overall sales growth and significant shipments in the latter part of the second quarter of 1999. The increase in inventory reflected the recent introduction of the MSeries product line. During this period of introduction, the Company's mix of product shipments is shifting and the Company is carrying a broader mix of product in inventory to meet its customer needs. The Company expects both accounts receivable and inventory to moderate during the second half of 1999.

The amount of cash required to fund investing activities increased by $765,000 in the six months ended April 3, 1999 compared to the same period in 1998. This increase reflected capital expenditures relating to production tooling and equipment and demonstration equipment, particularly for the new MSeries line.

Cash provided by financing activities was relatively consistent during the six months ended April 3, 1999 and March 28, 1998.

The Company maintains a working capital line of credit with its bank. Under this working capital line, the Company may borrow on a demand basis. The full amount of this line was available to the Company at April 3, 1999. Currently, the Company may borrow up to $6,000,000 at an interest rate equal to the bank's base rate (currently 7.75%) or LIBOR plus 2%.

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

The Company has completed a review of its business systems with regard to year 2000 compliance and will either replace or correct through programming modifications those computer systems that have been found to have date related deficiencies. The Company is also assessing factory, facility and telecommunication systems and equipment used to support manufacturing. In addition, the Company is assessing the readiness of third parties (vendors, customers, etc) that interact with the Company's systems. The Company's products have been assessed and found to be year 2000 compliant with the exception of a few requiring minor corrective actions. The Company plans to devote the necessary resources to resolve all significant year 2000 issues in a timely manner. The significant business systems found to have deficiencies will be replaced or modified by the end of June 1999 while all underlying programs and reports are scheduled to be reviewed and rewritten where needed by the end of August 1999. Factory, facility and telecommunication systems will be replaced or modified as considered appropriate by December 1999.

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

LEGAL AND REGULATORY AFFAIRS

The Company is involved in the normal course of its business in various litigation matters and regulatory issues, including product recalls. Although the Company is unable to determine at the present time the exact amount of any impact in any pending matters, the Company believes that none of the pending matters will have an outcome material to the financial condition or business of the Company.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

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


Item 4.     Submission of Matters to a Vote of Security-Holders.

            Not Applicable.

Item 5.     Other Information.
            Not Applicable.

Item 6.     Exhibits and reports on Form 8-K
            (a)  Exhibits
            Not Applicable.

            (b)  Reports on Form 8-K.
            The registrant filed no reports on Form 8-K during the quarter ended April 3, 1999.

                                   SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 17, 1999.







                                               ZOLL MEDICAL CORPORATION
                                                           (Registrant)




Date:  May 17, 1999       By:  /s/    Rolf  S. Stutz
                          ------------------------------------------------------
                          Rolf S. Stutz, Chairman and Chief Executive Officer
                          (Principal Executive Officer)





Date:  May 17, 1999       By:  /s/    A. Ernest Whiton
                          ------------------------------------------------------
                          A. Ernest Whiton, Vice President of Administration and
                          Chief Financial Officer
                          (Principal Financial and Accounting Officer)