Form 10-Q
period 1999-07-03
ZOLL MEDICAL CORPORATION
filed 1999-08-17
CIK 887568

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934. FOR THE THREE MONTH PERIOD FROM APRIL 4, 1999 TO JULY 3, 1999.
      or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from _______to_______.

                         Commission file number 0-20225


                            ZOLL MEDICAL CORPORATION
                          ----------------------------
             (Exact name of registrant as specified in its charter)


MASSACHUSETTS                                   04-2711626
------------------------------------------      ------------------------------
(State or other jurisdiction                    (IRS Employer
of incorporation or organization)               Identification number)


32 SECOND AVENUE, BURLINGTON, MA                01803-4420
------------------------------------------      ------------------------------
(Address of principal executive offices)        (Zip Code)


                                 (781) 229-0020
                               ------------------
              (Registrant's telephone number, including area code)


                                 NOT APPLICABLE
                               ------------------
         (Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                                                   YES X NO ___


Indicate the number of shares outstanding of each of the issuer's classes of common stock:


           Class                                 Outstanding at August 16, 1999
Common Stock, $.02 par value                               6,238,659


                       This document consists of 12 pages.

                            ZOLL MEDICAL CORPORATION

                                      INDEX




                                                                                  Page No.
                          PART I. FINANCIAL INFORMATION

ITEM 1.       Financial Statements:

                  Consolidated Balance Sheets (unaudited)                            3
                  July 3, 1999 and September 26, 1998

                  Consolidated Income Statements (unaudited)                         4
                  Three Months and Nine Months Ended July 3, 1999 and
                  June 27, 1998

                  Consolidated Statements of Cash Flows (unaudited)                  5
                  Nine Months Ended July 3, 1999 and  June 27, 1998

                  Notes to Consolidated Financial Statements (unaudited)             6

ITEM 2.           Management's Discussion and Analysis of Results of Operations      7
                  and Financial Condition

ITEM 3.           Quantitative and Qualitative Disclosure About Market Risk          9


                           PART II. OTHER INFORMATION

ITEM 1.       Legal Proceedings                                                      10

ITEM 2.       Changes in Securities                                                  10

ITEM 3.       Defaults Upon Senior Securities                                        10

ITEM 4.       Submission of Matters to a Vote of Security-Holders                    10

ITEM 5.       Other Information                                                      10

ITEM 6.       Exhibits and Reports on Form 8-K                                       10

              Signatures                                                             11



                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                            ZOLL MEDICAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)
                                   (Unaudited)




                                                                         July 3,        September 26,
                                                                            1999                 1998
                                  ASSETS
Current assets:
        Cash and cash equivalents                                        $   859              $ 4,824
        Accounts receivable, less allowance of $1,105
            at July 3, 1999 and $914 at September 26, 1998                21,276               14,147
        Inventories:
             Raw materials                                                 5,006                3,990
             Work-in-process                                               2,418                1,735
             Finished goods                                                3,711                3,680
                                                                         -------              -------
                                                                          11,135                9,405
        Prepaid expenses and other current assets                          2,018                3,253
                                                                         -------              -------
             Total current assets                                         35,288               31,629
Property and equipment, at cost:
        Land and building                                                  1,032                1,032
        Machinery and equipment                                           14,811               12,999
        Construction in progress                                             805                1,315
        Tooling                                                            2,635                1,806
        Furniture and fixtures                                               705                  674
        Leasehold improvements                                               737                  737
                                                                         -------              -------
                                                                          20,725               18,563
             Less accumulated depreciation                                 9,939                8,122
                                                                         -------              -------
        Net property and equipment                                        10,786               10,441
Other assets, net                                                          3,467                3,218
                                                                         -------              -------
                                                                         $49,541              $45,288
                                                                         =======              =======

                   LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
        Credit line                                                      $   836              $     -
        Accounts payable                                                   5,219                2,776
        Accrued expenses and other liabilities                             6,128                7,595
        Current maturities of long-term debt                                  90                  105
                                                                         -------              -------
        Total current liabilities                                         12,273               10,476
Deferred income taxes                                                        288                  288
Long-term debt                                                               368                  442
Commitments and contingencies
Stockholders' equity
        Preferred stock, $.01 par value, authorized 1,000
            shares, none issued and outstanding
         Common stock, $.02 par value, authorized 19,000 shares,
            6,230 and 6,192 issued and outstanding at July 3,
            1999 and September 26, 1998, respectively                        124                  124
        Capital in excess of par value                                    20,952               20,642
        Retained earnings                                                 15,536               13,316
                                                                         -------              -------
             Total stockholders' equity                                   36,612               34,082
                                                                         =======              =======
                                                                         $49,541              $45,288
                                                                         =======              =======



            See notes to unaudited consolidated financial statements.

                            ZOLL MEDICAL CORPORATION
                         CONSOLIDATED INCOME STATEMENTS
                    (in thousands, except per share amounts)
                                   (Unaudited)




                                                          THREE MONTHS ENDED                NINE MONTHS ENDED
                                                       ------------------------          -------------------------
                                                        July 3,        June 27,           July 3,         June 27,
                                                           1999            1998              1999             1998

Net sales                                               $19,318         $12,852           $51,601          $38,877
Cost of goods sold                                        8,381           5,518            22,186           16,746
                                                        -------         -------           -------          -------
Gross profit                                             10,937           7,334            29,415           22,131

Expenses:
       Selling and marketing                              6,251           5,340            17,217           13,998
       General and administrative                         1,471           1,290             4,145            4,034
       Research and development                           1,695           1,973             4,801            4,899
                                                        -------         -------           -------          -------
            Total expenses                                9,417           8,603            26,163           22,931
                                                        -------         -------           -------          -------

Income (loss) from operations                             1,520          (1,269)            3,252             (800)
Investment and other income                                  25             119               111              363
Interest expense                                             23              13                50               38
                                                        -------         -------           -------          -------

Income (loss) before income taxes                         1,522          (1,163)            3,313             (475)
Provision (benefit) for income taxes                        502            (349)            1,093             (143)
                                                        -------         -------           -------          -------
Net income (loss)                                       $ 1,020         $  (814)          $ 2,220          $  (332)
                                                        =======         =======           =======          =======
Basic earnings (loss) per common share                  $  0.16         $ (0.13)          $  0.36          $ (0.05)
                                                        =======         =======           =======          =======

Weighted average common shares outstanding
                                                          6,222           6,192             6,207            6,192

Diluted earnings (loss) per common and
common equivalent share                                 $  0.16         $ (0.13)          $  0.35          $ (0.05)
                                                        =======         =======           =======          =======

Weighted average number of common and
common equivalent shares outstanding                      6,445           6,192             6,380            6,192





            See notes to unaudited consolidated financial statements.

                            ZOLL MEDICAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)


                                                                             NINE MONTHS ENDED
                                                                        ----------------------------
                                                                        July 3,             June 27,
                                                                           1999                 1998

OPERATING ACTIVITIES:
        Net income (loss)                                              $  2,220             $  (332)

Charges not affecting cash:
        Depreciation and amortization                                     2,023               1,164
Changes in assets and liabilities:
        Accounts receivable                                              (7,129)              3,812
        Inventories                                                      (1,730)             (1,052)
        Prepaid expenses and other current assets                         1,235                 120
        Accounts payable and accrued expenses                               976                (819)
                                                                       --------             -------
           Cash (used for) provided by operating activities              (2,405)              2,893

INVESTING ACTIVITIES:
        Additions to property and equipment                              (2,509)             (2,793)
        Redemption of marketable securities                                   -                 278
        Other assets                                                       (108)                (63)
                                                                       --------             -------
              Cash used for investing activities                         (2,617)             (2,578)

FINANCING ACTIVITIES:
        Exercise of stock options, including income tax benefit             310                   -
        Proceeds from credit line                                           836                   -
        Repayment of long-term debt                                         (89)                (85)
                                                                       --------             -------
              Cash provided by (used for) financing activities            1,057                 (85)
                                                                       --------             -------

              Net increase (decrease) in cash                            (3,965)                230
        Cash and cash equivalents at beginning of year                    4,824               9,760
                                                                       --------             -------
        Cash and cash equivalents at end of period                     $    859             $ 9,990
                                                                       ========             =======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
        Cash paid during the period:
              Income taxes                                             $    390             $ 1,002
              Interest                                                       50                  38











            See notes to unaudited consolidated financial statements.

                            ZOLL MEDICAL CORPORATION
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


1. The Consolidated Balance Sheet as of July 3, 1999, the Consolidated Income Statements for the three months and nine months ended July 3, 1999 and June 27, 1998, and the Consolidated Statements of Cash Flows for the nine months ended July 3, 1999 and June 27, 1998 are unaudited, but in the opinion of management include all adjustments, consisting of normal recurring items, necessary for a fair presentation of results for these interim periods. The results for the interim periods are not necessarily indicative of results to be expected for the entire year.

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

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

THREE MONTHS ENDED JULY 3, 1999 COMPARED TO THREE MONTHS ENDED JUNE 27, 1998

The Company's net sales increased 50% to $19,318,000 for the three months ended July 3, 1999 from $12,852,000 for the three months ended June 27, 1998. The Company's sales growth was driven primarily by increasing demand for the new M-Series line of defibrillators/pacemakers. Sales growth also reflected the reorganization and enlargement of the North American sales force, initiated during the third quarter of 1998. The Company experienced significant growth in all major geographies and segments of its business. During the third quarter of 1999, North American sales increased 53% to $16,010,000 from $10,490,000 for the comparable period last year. Equipment sales to both the hospital and pre-hospital markets increased 87% and 40%, respectively, to $7,994,000 and $4,196,000, respectively, as compared to the prior year. International sales increased 40% to $3,308,000 compared to $2,362,000.

Gross margin for the third quarter of 1999 was 56.6% compared to 57.1% for the comparable prior year quarter. An improvement in the business mix reflecting the M-Series introduction was offset by a shift in sales to the international market, particularly outside the United Kingdom, where the Company places a greater reliance on the use of distributors.

Selling and marketing expenses as a percentage of net sales decreased to 32.4% from 41.5%. This decrease reflected productivity improvement resulting from the reorganization, initiated during the third quarter of 1998, of the North American sales force. Selling and marketing expenses increased 17.1% to $6,251,000 due primarily to an increase in sales force headcount.

General and administrative expenses decreased as a percentage of net sales to 7.6% from 10%. The decrease in the general and administrative expenses as a percentage of sales reflects the absorption of relatively fixed operating expenses by increased sales volume.

Research and development expenses decreased as a percentage of net sales to 8.8% from 15.4%. Research and development expenses decreased 14.1% to $1,695,000 from $1,973,000 for the comparable prior year quarter. This decrease reflected the fact that the Company incurred significant expenditures prior to the launch of the M-Series platform during the fourth quarter of 1998.

NINE MONTHS ENDED JULY 3, 1999 COMPARED TO NINE MONTHS ENDED JUNE 27, 1998

The Company's net sales increased 33% to $51,601,000 for the nine months ended July 3, 1999 from $38,877,000 for the nine months ended June 27, 1998. The Company's sales growth was driven primarily by increasing demand for the M-Series line of defibrillators/pacemakers. Sales growth also reflected enlargement of the North American sales force. North American sales increased 33% to $41,811,000 from $31,337,000 for the comparable period last year. Equipment sales to the North American hospital market increased 56% to $20,295,000 while pre-hospital equipment sales increased 15% to $10,054,000. International sales increased 30% to $9,791,000.

Gross margin for the period of 57% remained consistent with the prior year.

Selling and marketing expenses decreased as a percentage of sales to 33.4% from 36%. Selling and marketing expenses increased 23% to $17,217,000 due primarily to the increased size of the North American sales force following its reorganization during the second half of 1998.

General and administrative expenses decreased as a percentage of net sales to 8% from 10.4%. General and administrative expenses increased 2.8% to $4,145,000. The decrease in the general and administrative expenses as a percentage of sales reflects the absorption of relatively fixed operating expenses by increased sales volume and the continued emphasis on expense controls.

Research and development expenses decreased as a percentage of net sales to 9.3% from 12.6%. Research and development expenses decreased 2% to $4,801,000 from $4,899,000 for the comparable prior year period. Expenditures in 1999 related to planned spending on development of patented biphasic technology and new and forthcoming releases of additional models of the M-Series were offset by a decrease, as compared to the third quarter 1998, resulting from expenditures preceding the release of the M-Series platform in the fourth quarter of 1998.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents at July 3, 1999 totaled $859,000 compared with $4,824,000 at September 26, 1998, a decrease of $3,965,000.

Cash used in operating activities for the nine months ended July 3, 1999 totaled $2,405,000 while cash generated over the same period in 1998 totaled $2,893,000. The increased cash usage was primarily attributable to an increase in accounts receivable and an increase in inventories. The increase in accounts receivable reflected both overall sales growth and significant shipments in the latter part of the third quarter of 1999. The increase in inventory, which moderated during the third quarter, reflected the recent introduction of the M-Series product line. During this period of introduction, the Company's mix of product shipments is shifting and the Company is carrying a broader mix of product in inventory to meet its customer needs. The Company expects both accounts receivable and inventory to moderate during the fourth quarter of 1999.

The amount of cash required to fund investing activities remained consistent in the nine months ended July 3, 1999 compared to the same period in 1998.

Cash provided by financing activities increased by $1,142,000 during the nine months ended July 3, 1999 compared to the same period in 1998. This increase resulted from the temporary use of the credit line and the exercise of stock options.

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

YEAR 2000

Introduction. Many computer and software systems in use today are not designed to process date information after 1999. This deficiency results from the ability of such computer programs that perform arithmetic and logic operations on these dates to use only the last two digits of the year when they make their calculations. If not corrected, this year 2000 problem could cause computer applications and other equipment used and manufactured by the Company, its suppliers and its customers to fail to operate properly.

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

The Company has completed a review of its business systems with regard to year 2000 compliance and will either replace or correct through programming modifications those computer systems that have been found to have date related deficiencies. The Company's information technology systems are being upgraded with vendor supplied year 2000 software packages. Although the Company is testing these systems, there can be no assurance that these systems will function properly in an operational environment. The Company expects to complete testing of these systems by December 1999. The Company is also assessing factory, facility and telecommunication systems and equipment used to support manufacturing. The Company has assessed the year 2000 readiness of the equipment used in the manufacturing and testing of its products and believes this equipment to be year 2000 compliant, but there can be no assurance that the tests performed adequately ensure that such equipment will not experience year 2000 failure. In addition, the Company is assessing the readiness of third parties (vendors, customers, etc.) that interact with the Company's systems. The Company's products have been assessed and the Company believes them to be year 2000 compliant with the exception of a few requiring minor corrective actions. The Company plans to devote the necessary resources to resolve all significant year 2000 issues in a timely manner.

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

Risks and Contingency Plans. The Company relies on a variety of either single or critical source vendors in the production of its products. The Company anticipates a reasonably worst case scenario to be the failure of a single or critical source vendor to be year 2000 compliant. Such failure might cause the third party vendor to be unable to supply critical components or other resources that would have a material adverse effect on the Company.

If not remediated, year 2000 issues have the potential to severely disrupt the Company's operations and to adversely affect its financial condition. While the Company may monitor the readiness for the year 2000 of its suppliers and its customers, it has very limited ability to assure the year 2000 readiness by such parties. The failure of any supplier or customer to ensure its own year 2000 readiness could have a material adverse impact on the Company. The Company could also be affected by the failure of government agencies on which the Company depends to maintain services essential to operations and the failure of the airline industry on which the Company relies to support the activities of the sales force. The Company will develop contingency plans to address situations in which year 2000 problems arise despite its efforts. These plans are expected to be ready by December 1999.

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


Item 3.         Defaults Upon Senior Securities.
                Not Applicable.


Item 4.         Submission of Matters to a Vote of Security-Holders.
                Not Applicable.

Item 5.         Other Information.
                Not Applicable.

Item 6.         Exhibits and reports on Form 8-K
                (a)  Exhibits
                Not Applicable.

                (b)  Reports on Form 8-K.
                The registrant filed no reports on Form 8-K during the quarter ended July 3, 1999.

                                   SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 17, 1999.







                               ZOLL MEDICAL CORPORATION
                               (Registrant)




Date:  August 17, 1999         By: /s/ Rolf S. Stutz
                                   --------------------------------------------
                                   Rolf S. Stutz, Chairman and Chief
                                   Executive Officer
                                   (Principal Executive Officer)





Date:  August 17, 1999         By: /s/ A. Ernest Whiton
                                   --------------------------------------------
                                   A. Ernest Whiton, Vice President of
                                   Administration and Chief Financial Officer
                                   (Principal Financial and Accounting Officer)