Form 10-K405
period 1999-10-02
ZOLL MEDICAL CORPORATION
filed 1999-12-30
CIK 887568

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED OCTOBER 2, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM..............TO..........


                         COMMISSION FILE NUMBER 0-20225
                                                -------

                            ZOLL MEDICAL CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         Massachusetts                                           04-2711626
-------------------------------                             -------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                             Identification No.)


32 Second Avenue, Burlington, Massachusetts                       01803
-------------------------------------------                 -------------------
  (Address of principal executive offices)                      (Zip Code)


Registrant's telephone number, including area code    (781) 229-0020
                                                      --------------

Securities registered pursuant to Section 12(b) of the Act:

   Title of each class                Name of each exchange on which registered
   -------------------                -----------------------------------------
           None                                        None

Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.02 Par Value
                          ----------------------------
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of December 17, 1999 was $235,255,934 based on closing sales price of $34-3/8 per share as reported for the NASDAQ-composite transactions.

The number of shares of the registrant's classes of common stock outstanding, as of December 17, 1999 was 6,843,809

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 1999 Annual Report to Shareholders are incorporated by reference into Parts I, II and IV.

Portions of the definitive Proxy statement dated January 8, 2000 to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held February 8, 2000 are incorporated by reference into Part III.

PART I


ITEM 1.  BUSINESS

GENERAL

Incorporated in Massachusetts in 1980, ZOLL Medical Corporation ("ZOLL") designs, manufactures and markets an integrated line of proprietary, noninvasive cardiac resuscitation devices, external pacemaker/defibrillators, disposable electrodes, mobile ECG Systems, and EMS data management solutions. Our product line includes combination pacemaker/defibrillators, stand-alone pacemakers and defibrillators and disposable multi-function electrodes that permit cardiac monitoring, pacing and defibrillation through a single pair of electrodes. We also produce and sell software and associated hardware for data collection and management in the EMS market.

The principal markets for cardiac resuscitation equipment are hospitals and prehospital care providers such as paramedics, ambulance operators, emergency medical technicians ("EMTs"), firefighters, police and other "first response" emergency personnel and the so called "public access" care providers including police and security officers. We also sell data management products primarily to the prehospital market.

MARKET BACKGROUND

Cardiac arrest accounts for approximately one-quarter of all deaths in the United States. Cardiac arrest can result from a heart attack or from many other causes. Victims of cardiac arrest may experience two basic types of "arrhythmia's," which are abnormal rhythms of the heart caused by insufficient circulation of oxygenated blood, drugs, electrical shock, mechanical injury, disease or other causes. In one class of arrhythmia, the heart beats too slowly (bradycardia) or stops (asystole). Pacing is a method of electrical therapy used to treat bradycardia and asystole. In the other class of arrhythmia, the heart beats chaotically (fibrillation) or too quickly (tachycardia). The definitive treatment for these conditions is defibrillation. We estimate that approximately 40% of cardiac arrest patients initially suffer from bradycardia/asystole and 60% suffer from fibrillation/tachycardia. It is possible for a patient to experience both types of arrhythmias during a cardiac arrest. In these situations, it is important to have resuscitation equipment with both pacing and defibrillation capabilities available.

The most important factor in treating cardiac arrest successfully is time. Unless treatment is begun within four to eight minutes of the onset of cardiac arrest, the victim is likely to die. The importance of immediate treatment creates a need for cardiac resuscitation equipment specifically designed for emergency use. Noninvasive temporary pacemakers and defibrillators, such as those that we sell, are used in emergency situations and accordingly, do not compete with permanent, implantable pacemakers or defibrillators that are used to treat chronic arrhythmias. In fact, the products are complementary, because emergency cardiac resuscitation is often required during the implantation of a permanent device.

CARDIAC THERAPIES/DIAGNOSTICS PROVIDED

BRADYCARDIA/PACING. The principal therapies for the emergency treatment of bradycardia are drugs and temporary cardiac pacing, either or both of which may be used to stimulate effective cardiac contractions and restore circulation. Drugs utilized in treating bradycardia include isoproterenol and atropine, which are injected into the patient to stimulate the heartbeat. Cardiac pacing utilizes an electrical pulse to stimulate the patient's heartbeat. For the permanent treatment of chronic arrhythmia's, a pacemaker may be surgically implanted. For the emergency treatment of bradycardia, there are two primary techniques for temporary pacing: invasive endocardial pacing, in which a wire is inserted directly into the heart to provide the electrical stimulus; and noninvasive temporary pacing, which uses gelled electrodes applied to the patient's chest to conduct an electrical stimulus.

The American Heart Association ("AHA") has established standard protocols for the emergency treatment of cardiac arrest, including bradycardia. These Advanced Cardiac Life Support ("ACLS") protocols are widely followed by practicing physicians. In 1992, the AHA released new ACLS protocols recommending noninvasive pacing as the initial treatment method for certain serious cardiac conditions.

FIBRILLATION/DEFIBRILLATION/CARDIOVERSION. The other type of life-threatening cardiac arrhythmia is ventricular fibrillation, in which the heart's normal, regular electrical impulses become chaotic and the heart ceases to pump blood. The only accepted emergency treatment of fibrillation is defibrillation, in which a powerful electric shock is delivered to the heart to stop the fibrillation and permit the return of coordinated cardiac contractions. In emergency situations, defibrillation has conventionally been administered through hand-held paddles placed on the patient's chest. However, defibrillation can also be administered through disposable adhesive electrodes, which we believe are safer and easier to use than paddles.

In the hospital, most physicians and critical care nurses are trained and certified to operate defibrillators. Outside the hospital, these persons, as well as paramedics and other highly trained personnel were traditionally the only persons authorized to provide defibrillation. Most jurisdictions allow treatment by EMTs and many now permit the use of automated defibrillators (AEDs) by less extensively-trained nurses, firefighters, police and other emergency response personnel, following a brief course in the use of the device.

Cardioversion is a type of defibrillation used to treat tachycardias, which have not degenerated into fibrillation. During cardioversion, the defibrillator delivers an electric shock, which is synchronized to the patient's heartbeat in order to slow the heart to a normal rhythm. Our defibrillators include cardioversion capability.

ACUTE MYOCARDIAL INFARCTION. Rapid and accurate diagnosis of acute myocardial infarction (heart attack) and the early administration of thrombolytic (clot busting) drugs can reduce both mortality and morbidity from this disease. A growing number of communities are implementing programs to add highly accurate and sophisticated ECG acquisition capability to allow prehospital care providers to obtain this diagnostic information. With this information, paramedics and other prehospital providers can advise hospitals as to the nature of the patient's conditions and expedite treatment on arrival at the hospital with drugs that reopen coronary arteries and ultimately minimize or reduce the extent or damage to the heart. The procedure can be lifesaving for some patients.

CARDIAC RESUSCITATION EQUIPMENT MARKETS

The principal markets for cardiac resuscitation equipment can be divided between the hospital and prehospital markets.

HOSPITAL MARKET. The hospital market for cardiac resuscitation equipment in the United States consists of approximately 6,000 acute care community hospitals and 1,000 other hospitals. Hospitals have traditionally been the largest users of cardiac resuscitation equipment, both for patients admitted for cardiac arrest and for patients undergoing treatment for other reasons. Many hospital procedures such as surgery, cardiac catheterization, stress testing and general anesthesia may induce arrhythmias or cardiac arrest. Hospitals frequently use cardiac resuscitation devices on a standby basis in connection with these procedures. Since immediate treatment is the critical factor for successful cardiac resuscitation, hospitals typically place resuscitation devices throughout their facilities, including the cardiac and critical care units, emergency rooms, operating rooms, electrophysiology laboratories and, increasingly, in general wards. Hospitals also use portable devices during in-hospital transportation of cardiac patients. Some hospitals are now using AEDs in remote settings and for use by nursing staff.

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

PREHOSPITAL MARKET. Most sudden cardiac arrests and heart attacks occur outside of the hospital. Due to the importance of immediate treatment, there is a substantial market for portable cardiac resuscitation equipment designed for use by various emergency responders. The most highly trained segment of the prehospital market is comprised of paramedics, who are generally authorized to use defibrillators. Paramedics are becoming increasingly aware of pacing as a standard of care and we believe that as noninvasive temporary pacing has become more widely accepted in the hospital market, the use of combination pacemaker/defibrillators will become more widespread in the prehospital setting as well. Paramedics are also able to use more advanced diagnostics, such as Diagnostic 12 Lead and SpO2 technologies.

In addition to paramedics, there are numerous other first responders such as EMTs and many ambulance operators, firefighters, police and other emergency personnel, who are currently authorized to use automated defibrillators. We believe that these first responders and their emergency vehicles will represent an increasingly important market for cardiac resuscitation equipment as the medical community places increased priority on providing such equipment and the necessary training to all first responders.

PRODUCTS

We design, manufacture and market an integrated line of noninvasive cardiac resuscitation devices, EMS information systems, and single-use disposable electrodes to meet the needs of health care providers treating cardiac arrest in a variety of settings. The following table summarizes our principal products. In addition, we provide a full line of cables and other accessories.

                                                                           Target               Date First
Product                     Description                                    Market                Shipped
-------                     -----------                                    ------                -------

Equipment
---------

PD 1400                     Portable combination pacemaker/                Prehospital         February 1992
                            defibrillator                                  and hospital

D 1400                      Portable stand-alone defibrillator             Prehospital         October 1994
                                                                           and hospital

PD 2000                     Combination pacemaker/ defibrillator           Hospital            October 1994
                            with advisory capability

D 2000                      Stand-alone defibrillator with advisory        Hospital            October 1994
                            capability

1600                        Semi-automatic pacemaker/ defibrillator        Prehospital         April 1995
Westech Data                EMS Data Management                            Prehospital         November 1996
Management Software

1700                        Semi-automatic pacemaker/ defibrillator        Hospital            March 1997

System 12                   ECG/Cardiac Data Management                    Prehospital         November 1997

M Series                    Combination pacemaker/                         Prehospital         September 1998
                            defibrillator/monitor with manual              and hospital
                            capabilities comprising multiple
                            products based on customer selected
                            features

M Series AED                Semi-automatic pacemaker/defibrillator         Prehospital         April 1999
                            with automated capabilities                    and hospital

M Series-Options            SpO2                                           Prehospital         March 1999
                                                                           and hospital

                            12 Lead with interpretive algorithm            Prehospital         September 1999
                                                                           and hospital

M Series Biphasic           Combination pacemaker/                         Prehospital         September 1999
                            defibrillator/monitor with rectilinear         and hospital
                            biphasic waveform technology for low
                            energy defibrillation and cardioversion

Disposable Electrodes
---------------------

PRO-padz Pacing only        Adult pacing only electrodes                   Hospital            October 1999
(formerly NTP 2000)         (12-pair per case)

PEDI-padz Pacing only       Pediatric pacing only electrodes               Prehospital         October 1999
(formerly NTP 2100)         (6-pair per case)                              and hospital


                                                                           Target               Date First
Product                     Description                                    Market                Shipped
-------                     -----------                                    ------                -------

PEDI-padz pacing only       Pediatric Multi-function electrodes            Prehospital         October 1999
                            (12-pair per case)                             and hospital

STAT-padz                   Adult Multi-function electrodes                Prehospital         October 1999
                            (12-pair per case)                             and hospital        (original: March
                                                                                               1994)
PRO-padZ Sterile            Adult Multi-function electrodes                Hospital            October 1999
(formerly Sterile Stat      (6-pair per case)                                                  (original:
Padz)                                                                                          December 1995)

PRO-padZ Radiolucent        Adult Multi-function electrodes                Hospital            October 1999
(formerly Radiolucent       (12-pair per case)                                                 (original:
Stat Padz)                                                                                     November 1996)

PRO-padZ Cardiology         Adult multi-function Electrodes                Hospital            September 1999
Specialty                   (12 pair per case)

PRO-padZ Biphasic           Adult multi-function Electrodes                Hospital            November 1999
Multi-Function              (12 pair per case)
Electrodes

Battery Systems
---------------
Power Charger               AC and battery support system module for       Prehospital         September 1994
                            PD 1400 and 1600 (includes lead-acid           and hospital
                            batteries)

Base Powercharger 4x4       Battery support system module for PD           Prehospital         November 1995
                            1400 and 1600 (includes lead-acid              and hospital
                            batteries)

Smart Battery               Battery pack for 1400, 1600, 1700, 2000        Prehospital         November 1998
                            and M Series that provides battery life        and hospital
                            information

Base Powercharger 1x1       Limited release product for battery            Prehospital         September 1999
                            support system module for AEDs                 and hospital


PRODUCT DETAILS

1400. The PD 1400 is a portable combination pacemaker/defibrillator designed for both prehospital and hospital use. It is a full conventional pacemaker/defibrillator that is used for emergency care at bedside and for the transport of patients either in the ambulance or within the hospital. In prehospital applications, where patients may be difficult to reach and treat, the weight, size and reliability of the resuscitation device (including the battery system) are important purchase considerations. In the hospital, its combination AC and battery operation make it ideal for versatile use in both fixed and portable applications. The PD 1400 weighs only 13 to 15 pounds depending on the electrode configuration, while retaining all of the pacing and defibrillation capabilities and the standardized design of previous ZOLL models. The PD 1400 incorporates a reliable, rechargeable, lead-acid battery system and accessory chargers. The D 1400 incorporates the basic design of the PD 1400, but without pacing capability. The D 1400 resuscitation system is an entry level device that can be upgraded to include the advisory feature and ZOLL non-invasive external pacing capability as hospital needs expand in the future.

2000. The PD 2000 product responds specifically to American Heart Association initiatives recommending early defibrillation. This resuscitation system includes an advisory algorithm that detects ventricular fibrillation and ventricular tachycardia, a life threatening arrhythmia for which rapid defibrillation is the only effective treatment. The PD 2000 device is designed for use by non-critical care staff to deliver defibrillation upon onset of cardiac arrest in accordance with the latest American Heart Association guidelines. The PD 2000 is a complete resuscitation system, designed to be used by either the first person to arrive at the patient's side or the ACLS team after a "code" is initiated in the hospital. Additionally, the unit provides monitoring, external pacing, and documentation of all treatment during both BLS and ACLS use. The D 2000 incorporates the basic design of the PD 2000, but without pacing capabilities. The D 2000 was introduced to meet the needs of hospitals, which seek only to purchase an advisory defibrillator.

1600. The 1600 models comprise four semi-automatic defibrillators combined with optional features including strip chart recorder, voice recording, manual override, and external pacing. The four models are designed for use by many levels of prehospital care providers. Their optional features and configurable operation and design allow one 1600 model to be used by personnel trained at different skill levels, such as first responders and paramedics. The units can be switched between semi-auto and manual operation via a unique key switch. All units incorporate a sophisticated data collection system utilizing a removable solid state memory. ZOLL's proprietary software programs can be loaded onto a PC to provide data collection, review and archiving.

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

SYSTEM 12. This product obtains a diagnostic ECG tracing consisting of 12 leads (views) of the heart's electrical activity. It is used to provide rapid and early identification of myocardial infarction (heart attack) in the prehospital setting. The tracing obtained can be transmitted to a receiving hospital to shorten the time to treatment after the patient arrives by ambulance. The system includes acquisition hardware and software that is used in conjunction with a portable computer.

M SERIES. The M Series comprises a new line of products that range over a wide spectrum of customer needs in both the hospital and prehospital markets. M Series models match all existing ZOLL product's capabilities and offer advanced monitoring capabilities, additional data collection and information technology features. The product platforms are specifically designed for the addition of new features and capabilities, such as SpO2 and interpretive 12 Lead ECG, as well as the upgrading of units to these new capabilities at a later date. The products are significantly smaller and lighter than existing ZOLL and competitive products making them easier to use, carry and transport with patients and are produced in multiple language labeling as well as multiple language voice prompts to meet international needs and requirements.

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

The M Series incorporates the ZOLL Uniform Operating System common to all ZOLL products to reduce the need for retraining, enhance operator confidence during use and reduce the probability of errors during use. An integrated AC or DC main power supply as well as a standard ZOLL battery pack common to all newer ZOLL products are built into the unit.

M SERIES BIPHASIC. During September 1999 the Company initiated shipment of a version of the M Series with a rectilinear biphasic waveform technology. Protected by six United States patents, this technology has been shown to deliver superior performance at lower energy levels. Clinical studies to date have shown that ZOLL's rectilinear biphasic waveform outperforms conventional monophasic defibrillation for ventricular fibrillation in high impedance patients and cardioversion of atrial fibrillation.

DISPOSABLE ELECTRODES. We offer a variety of single-patient-use, proprietary disposable electrodes for use with its resuscitation devices. All of the Company's multi-function disposable electrodes permit monitoring, pacing and defibrillation through a single pair of electrodes. In the conventional electrode configuration, three ECG electrodes are required for monitoring, two electrodes are required for pacing and two electrodes or paddles were required for defibrillation, all with accompanying cables. By reducing the number of electrodes and cables required for emergency treatment, the multi-function electrodes increase the ease and the speed of use. If simultaneous pacing and monitoring is required, a separate set of ECG-only electrodes can be used in addition to the multi-function electrodes.

The disposable multi-function electrodes allow the user to select monitoring, pacing or defibrillation by turning a single control knob on our resuscitation devices. The electrodes are pre-gelled, which saves critical time in the treatment of cardiac arrest and permits "hands-off" therapy. Conventional paddle electrodes for defibrillation must be manually gelled for each use, which increases the risk of electrical shock to the operator.

In 1994, we began selling the STAT-padz multi-function electrodes. The STAT-padz electrode expands our disposable product line to meet the need for speed in defibrillation and specialized requirements in disposables. STAT-padz are supplied in a proprietary ZOLL Speed Pack that eliminates unnecessary packaging, reduces application steps and provides an organized means to apply lifesaving electrical therapy to the patient.

In 1996, we introduced both radiolucent and sterile multi-function electrodes. The PRO-padz Radiolucent are made from a specially formulated conductive material, which is virtually invisible to x-ray. The PRO-padz Sterile are specially packaged and sterilized, allowing for use in surgical and other sterile environments.

In 1999, we introduced PRO-padz Cardiology Specialty Multi-function Electrodes that utilize a new conductive liquid gel to carry the energy from a conductive plate to the patient. The liquid gel technology allows for the best skin coupling and reduces the incidences of post procedural patient skin effects.

PRO-padz Biphasic Multi-Function Electrodes, introduced in November 1999, are an integral part of the ZOLL Rectilinear Biphasic System shown to improve efficacy in converting atrial fibrillation. We expect that the growing installed base of its pacing and defibrillation devices will generate increased demand for our disposable electrodes.

In addition to the disposable multi-function electrodes, we sell both a pacing-only electrode for use on adults and children (new PRO-padz AND PEDI-padz) and standard ECG electrodes.

We expect that the growing installed base of its pacing and defibrillation devises will generate increased demand for its disposable electrodes.

POWERCHARGER, BASE POWERCHARGER 4X4 AND BASE POWERCHARGER 1X1. These products are used to power and recharge ZOLL devices that store a common rechargeable battery. This system of compatible chargers and batteries provides customers with extensive flexibility in adopting ZOLL products for use on both AC power and portable battery operation. The Base PowerCharger 4x4 and Base PowerCharger 1x1 also provides automated battery testing, eliminating testing batteries manually and identifying batteries that need replacement before use without dependence on technicians or clinical staff.

SMART BATTERY. The ZOLL Smart Battery contains a "smart chip" that calculates actual battery capacity and the amount of charge within the battery to provide the user with the correct amount of "run-time" when used in a ZOLL 1400, 1600, 1700, 2000 or M Series defibrillator. This product minimizes battery failure and is an important part of the ZOLL battery management system.

PRODUCT DESIGN AND NEW PRODUCT DEVELOPMENT

Our strategy has been to improve and expand our product line through the application of our proprietary technology to both devices and disposable electrodes. We pursue a multi-disciplinary approach to product design. We are currently focusing our research and development program in mechanical, software and electronic engineering, which include both digital (microprocessor) and analog (high voltage) design.

We plan to focus our research and development efforts on the design of safer, more clinically efficacious, user friendly and cost effective manual and semi-automatic defibrillators. We also intend to continue our research and development with respect to noninvasive pacing and defibrillation technologies. Further, we intend to continue our research and development with respect to disposable electrodes and electrode materials, including all phases of electrode design, testing and manufacture.

We have developed an advanced biphasic defibrillation waveform. Clinical trials have demonstrated that this new waveform provides improved defibrillation efficacy compared to conventional monophasic waveforms. We believe that this new proprietary biphasic defibrillation waveform will offer compelling clinical benefits such that current defibrillator replacement cycles may be accelerated.

SALES AND MARKETING

NORTH AMERICA. Our sales channels in North America include a direct sales force and distributors, which service certain less accessible geographic areas. Our North American marketing efforts are directed from our headquarters in Burlington, Massachusetts, with the sales force calling on hospitals and ambulance/paramedic services across the United States and Canada.

Significant involvement by the sales person is generally required to establish new customers. A sales person must call on multiple parties within a hospital, including both the primary decision maker for the hospital area in which the device is to be used (e.g., cardiac care unit or emergency room) and the hospital administrators or equipment purchasing committees. By employing a direct sales force, we retain greater flexibility and control of our marketing efforts. The sales force reinforces its ties to our customers by training the users of the products in their operation.

Nine regional sales managers and two national sales managers manage the sales force, which currently consists of 79 full time sales people (1998: 66), split into two distinct markets, hospital and prehospital.

INTERNATIONAL. We have established a network of approximately 60 distributors in targeted international markets. International operations are based in Burlington, Massachusetts, with area managers in Europe, Latin America, the Middle East, and the Far East. We have a direct sales subsidiary in the United Kingdom and during 1999 we established a direct subsidiary to focus on the prehospital market in Germany. We believe that there is significant growth potential in the international market.

RISK FACTORS

NEW PRODUCTS MAY NOT BE ACCEPTED BY OUR CUSTOMERS. Our financial performance will depend in part upon market acceptance of, and our ability to deliver and support, our new products such as the M Series defibrillators and our proprietary biphasic technology. There can be no assurance that we will be successful in gaining market acceptance of these products or that we will be able to develop and introduce other new products in a timely manner, that such new products will gain market acceptance, that new product technologies can be successfully implemented or that we will have adequate financial or technical resources for future product development and promotion.

THE MARKET FOR OUR PRODUCTS IS HIGHLY COMPETITIVE. The domestic and international markets for our products are highly competitive. Some of our competitors have significantly greater financial, technical, research and development and marketing resources than we do.

Our principal competitors in the United States are Physio-Control Corporation ("Physio"), a subsidiary of Medtronic Inc., and Agilent Corporation (formerly Hewlett-Packard Co.'s medical division). Physio and Agilent are the only competitors that compete across our entire defibrillator product line. Physio has been for over two decades and continues to be the market leader in the defibrillator industry. Physio has a broader line of product offerings and accessories than we do. In addition, Physio and its parent have significantly greater resources than we do. As a result, there can be no assurance that Physio, Agilent and other competitors will not substantially increase the resources they devote to the development and marketing of products competitive with ours. Moreover, competitors may develop and successfully commercialize medical devices that directly or indirectly accomplish what our products are designed to accomplish in a superior and/or less expensive manner. As a consequence, such competing medical devices may render our products obsolete. In addition to defibrillation and external pacing, there are other alternative therapeutic approaches to the treatment of sudden cardiac arrest. Moreover, there can be no assurance that superior pacing or defibrillation technologies will not be developed or that these alternative therapies or approaches, including pharmaceutical or other alternatives, will not prove to be superior to our products. There can be no assurance that we will be able to compete successfully in the future against existing or potential competitors or that our operating results will not be adversely affected by increased price competition.

Competition in the business of developing and marketing software for data collection, billing and management in the EMS market is intense. Our principal competitors in this business are Tritech Software Systems, Inc., Sweet Computer Systems, Inc., RAM Software Systems, Inc., and AmbPac, Inc., some of which have significantly greater financial, technical, research and development and marketing resources than we do. Moreover, the barriers to entry in this business are relatively low, so additional competitors may enter this market in the future. Many potential customers currently use manual systems instead of automated systems and no automated platform has become the market standard. It is possible that customers will continue to use manual systems or that systems based on DOS or Unix will prevail over our Windows based system. In either eventuality, our ability to sell our Windows based system would be impacted and our financial results would be materially and adversely impacted.

WE CAN BE SUED FOR PRODUCING DEFECTIVE PRODUCTS. The manufacture and sale of medical products entail significant risk of product liability claims. While we believe that the amount of product liability insurance we maintain is adequate, there can be no assurance that the amount of such insurance will be sufficient to satisfy claims made against us in the future or that we will be able to maintain insurance in the future at satisfactory rates or in adequate amounts. Product liability claims could result in costs or litigation and could have a material adverse effect on our business, financial condition and results of operations. A successful claim brought against us in excess of available insurance coverage, or any claim that results in significant adverse publicity against us could have a material adverse effect on our business, financial condition and results of operations.

WE MAY BE REQUIRED TO IMPLEMENT A COSTLY PRODUCT RECALL. In the event that any of our products prove to be defective, the FDA could require us to redesign or implement a recall of any of our products. Such a recall could result in significant costs to our company and significant adverse publicity, which could harm our ability to market our products in the future. Though it is not possible to quantify the economic impact of a recall, it could have a material adverse effect on our business, financial condition and results of operations.

GOVERNMENT REGULATION INCREASES COSTS AND MAY CHANGE. The manufacture and sale of our products is subject to regulation by numerous governmental authorities, principally the United States Food and Drug Administration (the "FDA") and corresponding state and foreign agencies. The FDA administers the Federal Food, Drug and Cosmetic Act, as amended (the "FDA Act").

Under the FDA Act, products we develop in the future will generally require FDA clearance pursuant to the Section 510(k) notification process or the more lengthy pre-market approval ("PMA") process. The process of obtaining FDA approvals is lengthy, expensive and uncertain. Moreover, approvals, if granted, may limit the uses for which a product may be marketed. In addition, no assurance can be given that future changes in the FDA Act or the FDA's regulations will not have an adverse effect on any FDA clearance previously received with respect to our products.

Every company that manufactures or assembles medical devices is required to register with the FDA and to adhere to certain "good manufacturing practices" which regulate the manufacture of medical devices and prescribe record keeping procedures and provide for the routine inspection of facilities for compliance with such regulations. The FDA also has broad regulatory powers in the areas of clinical testing, marketing and advertising of medical devices. Failure to comply with FDA regulations could result in sanctions being imposed on us, including restrictions on the marketing or recall of our products.

Our products have been classified by the FDA as Class II devices (contain no advisory functions), and as Class III devices (contain advisory functions, e.g. automated external defibrillators). These devices must secure either a 510(k) pre-market notification clearance or an approved Pre-Market Approval Application ("PMA") before they can be introduced into the United States market. The process of obtaining 510(k) clearance typically takes several months and involves the submission of limited clinical data supporting assertions that the product is substantially equivalent to another medical device on the market prior to 1976. The PMA process typically requires substantially more time than does 510(k) clearance and requires the submission of significant quantities of clinical data and supporting information. Delays in obtaining either 510(k) or if necessary, PMA clearance could have an adverse effect on the introduction of future products.

Medical device manufacturers are routinely subject to periodic inspections by the FDA. If the FDA believes that a company may not be operating in compliance with applicable laws and regulations, it can place the company under observation and reinspect the facilities; issue a warning letter apprising of violative conduct; detain or seize products; mandate a recall; enjoin future violations; and assess civil and criminal penalties against the company, its officers or its employees.

On November 21, 1997, we received a warning letter from the FDA. The warning letter was issued as a procedural follow-up to a Form 483 resulting from a routine inspection. The warning letter included observations that our definitions for complaints and Medical Device Reports (MDR) were not appropriate. The FDA completed an inspection relating to these issues and our manufacturing facility on March 13, 1998 and determined that the areas inspected appear to be in substantial compliance with the applicable requirements of the FDA and its implementing regulations. We are also subject to regulation in each of the foreign countries in which we sell products. Many of the regulations applicable to ours products in such countries are similar to those of the FDA. However, the national health or social security organizations of certain countries require our products to be qualified before they can be marketed in those countries. No assurance can be given that such clearances will be obtained. Regulations regarding the manufacture and sale of our products are subject to change.

There can be no assurance that federal, state, local, or foreign governments will not change existing laws or regulations, adopt new laws or regulations that would increase our cost of doing business, lower reimbursement levels, or otherwise have a material adverse effect on our business, financial condition, cash flows, and results of operations, or that we will be able to comply with applicable laws or regulations.

THE GOVERNMENT MAY REQUIRE US TO CHARGE LESS FOR OUR PRODUCTS. Trends toward managed care, health care cost containment, and other changes in government and private sector initiatives in the United States and other countries in which we do business are placing increased emphasis on the delivery of more cost-effective medical therapies. During the last few years, the major third-party payers of hospital service, Medicare, Medicaid and private health care insurers, have substantially revised their payment methodologies resulting in tighter standards for reimbursement of hospital charges for certain medical procedures. In addition, there is also downward price pressure in the pre-hospital market due to Medicare, Medicaid and private health care insurer cutbacks. Recently, proposals were adopted that will change the reimbursement procedures for the capital expenditure portion of the cost of providing care to Medicare patients. A material decrease in the care reimbursement levels could adversely affect future sales of our products.

Numerous legislative proposals have been considered that would result in major reforms in the United States health care system. We cannot predict which, if any, health care reforms may be proposed or enacted or the effect that any such legislation would have on our business. In addition, managed care providers are attempting to contain health care costs through the use of outpatient services and specialized treatment facilities. No assurance can be given that changing industry practices will not have an adverse effect on our business, financial condition, and results of operations.

Uncertainty remains with regard to future changes within the health care industry. The trend towards managed care and economically motivated buyers may result in downward pressure on selling prices and deterioration of gross margins. The United States marketplace is increasingly characterized by consolidation among health care facilities and purchasers of medical devices who prefer to limit the number of suppliers from whom they purchase medical products. There can be no assurance that these entities will continue to purchase our products or that they will not seek to impose discounts from our normal prices. In addition, international markets are also being affected by economic pressure to contain health care costs.

Our levels of revenues and profitability of sales may be affected by the continuing efforts of governmental and third party payers to contain or reduce the costs of health care through various means and the initiatives of third party payers with respect to the availability of reimbursement. For example, in certain foreign markets, pricing or profitability is subject to government control. In the United States there have been, and we expect that there will continue to be, a number of federal and state proposals to implement similar governmental control. Although we cannot predict what legislative reforms may be proposed or adopted or what actions federal, state or private payers for health care products may take in response to any health care reform proposals or legislation, the existence and dependency of such proposals could have a material adverse effect on us. Whether a medical procedure is subject to reimbursement from third party payers impacts upon the likelihood that a medical product associated with such a procedure will be purchased. Third party payers are increasingly challenging the prices charged for medical products. To the extent any or all of our products, and any accompanying medical procedures, are not reimbursable by third party payers or the amount reimbursed is adversely adjusted, our ability to sell products on a competitive basis will be adversely affected, which could have a material adverse effect on us.

UNCERTAIN CUSTOMER DECISION PROCESSES. Many of the customers in the pre-hospital market consist of municipal fire and EMS departments. As a result, there are numerous decision-makers and governmental procedures in the decision process. In addition, at most hospitals decisions concerning the purchase of new medical devices are made on a department-by-department basis. Accordingly, we believe the purchasing decisions of many of our customers may be characterized by long decision processes, which may result in long sales cycles for our products.

INTEGRATION OF ACQUISITIONS IS UNCERTAIN AND TIME-CONSUMING. On October 15, 1999, we have merged a wholly-owned subsidiary with and into Pinpoint Technologies. Pinpoint is now our wholly-owned subsidiary. We expect this merger to result in certain benefits, but achieving the benefits of the merger will depend in part upon the integration of the businesses of our operations with those of Pinpoint in an efficient manner, and there can be no assurance that this will occur. Integrating our operations with those of Pinpoint may be difficult, time consuming and costly. The difficulties of such integration may be increased by the necessity of coordinating geographically separated organizations and addressing possible differences in corporate cultures and management philosophies.

The transition to a combined company will require substantial attention from management of both ZOLL and Pinpoint. The diversion of management attention and any difficulties encountered in the transition process could have adverse effects on our business, financial condition and results of operation. In addition, the process of combining the two organizations could cause the interruption of, or a disruption in, the companies' businesses, which could have a material adverse effect on their combined operations. There can be no assurance that we will realize any of the anticipated benefits of the merger. If we are not able to effectively integrate our operations, technology and personnel in a timely and efficient manner, then we will not realize the benefits we expect from the merger. In particular, if the integration is not successful our operating results may be harmed, we may lose key personnel, and the market price of our common stock may decline.

INTERNATIONAL SALES EXPOSE US TO CURRENCY EXCHANGE RATE FLUCTUATIONS AND OTHER RISKS. We sell many of our products to foreign purchasers, particularly in countries located in Europe and Asia. As a result, a significant portion of our sales is subject to the risks of international business, including fluctuations in foreign currencies, trade disputes, changes in regulatory requirements, tariffs and other barriers, the possibility of quotas, duties, taxes or other changes or restrictions upon the importation or exportation of the products being implemented by the United States or these foreign countries, timing and availability of import/export licenses, political and economic instability, difficulties in accounts receivable collections, difficulties in managing distributors, the burden of complying with a wide variety of complex treaties and foreign laws, accepting customer purchase orders governed by foreign laws which may differ significantly from United States laws and limit our ability to enforce our rights under such agreements and to collect damages, if awarded and the general economies of these countries in which we transact business. We also resell trade-in products through distributors in Latin America. Economic disruption in that region could affect our ability to resell trade-in products. Our inability to sell trade-in products might require us to offer lower trade-in values, which might impact our ability to sell new products to customers desiring to trade in older models and then purchase newer products.

Our revenue from international operations can be denominated in or significantly influenced by the currency of the country in which we make sales. A decrease in the value of such foreign currencies relative to the U.S. dollar could result in downward price pressure for our products or losses from currency exchange rate fluctuations. As we continue to expand our international operations, downward price pressure and exposure to gains and losses on foreign currency transactions may increase. We may choose to limit such exposure by entering into forward-foreign exchange contracts or engaging in similar hedging strategies. There can be no assurance that any currency exchange strategy would be successful in avoiding losses due to exchange rate fluctuations, or that the failure to manage currency risks effectively would not have a material adverse effect on our business, financial condition, cash flows, and results of operations. In addition, revenues we earn in foreign countries may be subject to taxation by more than one jurisdiction, including foreign jurisdictions, which might have higher tax rates than the U.S., thereby adversely affecting our earnings.

OUR DEPENDENCE ON SOLE AND SINGLE SOURCE SUPPLIERS AND INDEPENDENT MANUFACTURERS EXPOSES US TO SUPPLY INTERRUPTIONS THAT COULD RESULT IN PRODUCT DELIVERY DELAYS. Although we use many standard parts and components for our products, some key components are purchased from sole or single source vendors for which alternative sources are not currently readily available. Our inability to obtain sufficient quantities of these components may result in future delays or reductions in product shipments, which could materially adversely affect our business, financial condition and results of operations. We currently purchase proprietary components including, but not necessarily limited to, capacitors, screens, gate arrays and integrated circuits for which there are no direct substitutes. These components could be replaced with alternatives from other suppliers, but that would involve a redesign of our products. Such redesign would involve considerable time and expense. We currently enter into purchase orders with our suppliers for materials based on forecasts, but have no guaranteed supply arrangements with these suppliers.

In addition, we currently use a small number of independent manufacturers to manufacture several components to our design including, but not necessarily limited to, circuit boards, molded plastic components, cables and high voltage assemblies. Our reliance on independent manufacturers involves a number of risks, including the potential for inadequate capacity, unavailability of, or interruptions in access to, process technologies, and reduced control over delivery schedules, manufacturing yields and costs. If our manufacturers are unable or unwilling to continue manufacturing our components in required volumes, we will have to transfer manufacturing to acceptable alternative manufacturers whom we have identified, which could result in significant interruption of supply. Moreover, the manufacture of these components is extremely complex, and our reliance on the suppliers of these components exposes us to potential production difficulties and quality variations, which could negatively impact cost and timely delivery of our products. We currently enter into purchase orders with independent manufacturers of materials based on forecasts, but have no guaranteed arrangements with these manufacturers. Any significant interruption in the supply, or degradation in the quality, of any component would have a material adverse effect on our business, financial condition and results of operations.

COMPETITORS CAN USE SOME OF OUR PREVIOUSLY PROPRIETARY TECHNOLOGY; POTENTIAL CLAIMS OF PATENT INFRINGEMENT. Our United States pacing system patent, which expired in 1999, related to the combination of the duration and shape of the pacing pulse and the characteristics of the electrodes used in its non-invasive pacing system. We believe that our competitors are focusing their efforts on new technologies and accordingly, we believe that the expiration of this patent will not have a material affect on operations. Corresponding patents have been issued in Canada, France, United Kingdom and Japan. A number of additional U.S. and foreign patents are now pending or have been issued relating to novel biphasic defibrillation waveform technologies. Several United States patents related to features of the 1400, 1600 and 2000 pacer/defibrillator, Powercharger and Stat Padz electrodes have been issued. Foreign patents relating to the 1400/1600/2000 pacer/defibrillator are pending.

Any claims asserting that our products infringe or may infringe proprietary rights of third parties, if determined adversely to us, could have a material adverse effect on our business, financial condition and results of operations. Any claims, with or without merit, could be time-consuming, result in costly litigation, divert the efforts of our technical and management personnel, cause product shipment delays or require us to enter into royalty or licensing agreements, any of which could have a material adverse effect upon our operating results. Legal action claiming patent infringement may be commenced against us. We cannot assure you that we would prevail in such litigation given the complex technical issues and inherent uncertainties in patent litigation. In the event a claim against us was successful, and we could not obtain a license to the relevant technology on acceptable terms or license a substitute technology or redesign to avoid infringement, this could have a material adverse effect on our business, financial condition and results of operations.

YEAR 2000 PROBLEMS COULD DISRUPT OUR BUSINESS. Many existing computer software programs and operating systems were designed such that the year 1999 is the maximum date that many computer systems will be able to process. We have undertaken an assessment of our vulnerability to the so-called "Year 2000 issue" with respect to our computer systems. The assessment was based upon formal and informal communications with the software vendors, literature supplied with the software, literature received in connection with maintenance contracts, and test evaluations of the software.

We have completed a review of our business systems with regard to Year 2000 compliance. Our information technology systems are being upgraded with a vendor supplied Year 2000 software package. Although we are testing these systems, there can be no assurance that these systems will function properly in an operational environment. We have also assessed the readiness of our factory, facility, and telecommunications systems and the equipment used to support our manufacturing processes. Again there can be no assurance that the tests performed adequately ensure that these systems will function properly in Year 2000. We rely on a variety of either single source or critical source vendors in the production of our products. There can be no assurance that third party suppliers will not experience unforeseen difficulties and be unable to supply components for our products or that third party providers of the hardware upon which our software runs will not be materially harmed by Year 2000 and be unable to continue to provide such hardware to us. Year 2000 problems could cause our banks to experience disruptions, which could adversely affect our operations. Year 2000 problems could also adversely affect our customers and their ability to pay us, which would adversely affect our operating results. We might also be affected by the failure of government agencies on which we depend to maintain services essential to our operations. Any Year 2000 related problems in the airline industry might impact our sales force and thus our operating results. We could also be harmed materially by any significant economic, financial market or infrastructure disruption attributable to Year 2000 problems. We have completed our Year 2000 testing of our products and believe them to be Year 2000 compliant. It is possible that this testing did not identify problems that might still occur in an operational environment.

RELIANCE ON OVERSEAS VENDORS FOR SOME COMPONENTS EXPOSES US TO INTERNATIONAL BUSINESS RISKS. Some of the components we use in our products are acquired from foreign manufacturers worldwide, particularly countries located in Europe and Asia. As a result, a significant portion of our purchases of components is subject to the risks of international business, including fluctuations in foreign currencies, trade disputes, changes in regulatory requirements, tariffs and other barriers, the possibility of quotas, duties, taxes or other changes or restrictions upon the importation or exportation of the components being implemented by the United States or these foreign countries, timing and availability of import/export licenses, political and economic instability and the general economies of these countries in which we purchase components.

WE RELY HEAVILY ON SEVERAL EMPLOYEES WHO MAY LEAVE. Our future operating results will depend in part upon the contributions of the persons who will serve in senior management positions and the continued contributions of key technical personnel, some of whom would be difficult to replace. Mr. Rolf Stutz, our former Chief Executive Officer, died in November 1999 and was replaced by Mr. Richard Packer, who has been serving as our President since 1996. In addition, our future success will depend in part upon our ability to attract and retain highly qualified personnel, particularly product design engineers. There can be no assurance that we will be successful in hiring or retaining qualified personnel. Any loss of key personnel or the inability to hire or retain qualified personnel could have a material adverse effect on our business, financial condition and results of operations.

CHANGES IN QUARTERLY OPERATING RESULTS WILL IMPACT MARKET PRICES. Our results of operations may fluctuate significantly from quarter to quarter. Various factors may affect results of operations, including quarterly variations in product orders, timing of new product introductions, the extent to which the products gain market acceptance, changes in distribution channels, actions of competitors, the ability of our sales force to effectively market our products, regulatory actions, and delays in domestic or foreign regulatory approvals. As a result of such quarterly fluctuations, the market for our common stock may be volatile.

POTENTIAL ANTI-TAKEOVER EFFECTS OF CHARTER, BY-LAW AND OTHER PROVISIONS. Certain provisions of Massachusetts law, our Restated Articles of Organization and Restated By-Laws and our Shareholder Rights Agreement could delay or impede the removal of incumbent directors and could make more difficult a merger, tender offer or proxy contest involving the Company, even if such events could be beneficial, in the short term, to the interests of the stockholders. Such provisions could limit the price that certain investors might be willing to pay in the future for shares of our common stock. Our Board of Directors is divided into three classes, with directors in each class elected for three-year terms. The Restated Articles of Organization and the Restated By-Laws also impose various procedural and other requirements, which could make it more difficult for stockholders to effect certain corporate actions. Shares of preferred stock may be issued by the Board of Directors without stockholder approval on such terms as the Board may determine.

We have adopted a so-called "poison pill." This poison pill significantly increases the costs that would be incurred by an unwanted third party acquirer if such party owns more than 15% of our outstanding common stock. The existence of this poison pill could deter a takeover of the Company.

WE HAVE ONLY ONE MANUFACTURING FACILITY FOR EACH OF OUR MAJOR PRODUCTS. We have only one manufacturing facility, which produces defibrillators and one separate manufacturing facility which produces electrodes. Damage to either facility could render us unable to manufacture the relevant product or to reduce the output of products at the damaged facility. This would materially and adversely impact our business, financial condition and results of operations.

TIGHT LABOR MARKETS COULD MAKE IT DIFFICULT TO RECRUIT EMPLOYEES. Our business is dependent upon our ability to hire and retain qualified personnel. Increasingly tight labor markets could make it more difficult and/or expensive to recruit and retain employees, which could adversely affect our operations and financial results. In addition, in order to grow our business, we will need to hire more qualified personnel. There can be no assurance that we will be able to hire such persons in a cost effective manner.

OUR INVESTMENTS MAY LOSE VALUE IN THE FUTURE. We own and may in the future invest in the securities of other companies and participate in joint venture agreements. These investments will be subject to the risks that the entities in which we invest will become bankrupt or lose money. Investing in securities involves risks and no assurance can be made as to the profitability of any investment. Our inability to identify profitable investments could adversely affect our financial condition and results of operations. Unless we hold a majority position in an investment or joint venture, we will not be able to control all of the activities of the companies in which we invest or the joint ventures in which we are participating. Because of this, such entities may take actions against our wishes and not in furtherance of, and even opposed to, our business plans and objectives. These investments are also subject to the risk of impasse if no one party exercises ultimate control over the business decisions.

WE MAY BE UNABLE TO OBTAIN DEBT OR EQUITY FINANCING WHICH WE NEED TO GROW. Our future growth is dependent upon our ability to obtain debt and/or equity financing. Changes in the capital markets or our ability to access the capital markets could prevent us from obtaining financing on acceptable terms. This could impact our ability to grow our business.

OUR OPERATING RESULTS ARE LIKELY TO FLUCTUATE AND CAUSE OUR STOCK PRICE TO BE VOLATILE, ANTICIPATION OF A VOLATILE STOCK PRICE CAN CAUSE GREATER VOLATILITY. Our quarterly and annual operating results are fluctuating due to the recent increased demand for our products. The current high demand for our products has disrupted our normal factory utilization and caused shipments to occur in uneven patterns. During this period of high demand, our quarterly and annual operating results will vary based on our ability to deliver products. Thus, period to period comparisons should not be relied upon as indications of future performance. In addition, in anticipation of less successful quarterly results, parties may take short positions in our stock. The actions of parties shorting our stock might cause even more volatility in our stock price. The volatility of our stock may cause the value of your investment to decline rapidly.

EMPLOYEES

As of October 2, 1999, we employed 423 people on a full-time basis, of which 392 are employed in the U.S. and 31 are employed internationally.

None of our employees are subject to collective bargaining agreements.

We believe that our relations with our employees are excellent.

ITEM 2.  PROPERTIES

Our facilities are located in Burlington, Massachusetts and Pawtucket, Rhode Island. Our executive headquarters are located at the Burlington facility, along with our research and development and our device manufacturing operations. We own a 33,000 square foot building in Rhode Island, where we manufacture our disposable products. We own a 17,500 square foot building in Boulder, Colorado where the executive offices of our data management software business is located. We lease approximately 90,000 square feet of office and assembly space in Burlington under a lease expiring in August 2003, and 2,685 square feet of office space in Vancouver, British Columbia expiring in 2002. We also have administrative offices in Manchester, England and in Cologne, Germany. We believe that our current facilities are adequate for its current needs.

ITEM 3.  LEGAL PROCEEDINGS

In the course of normal operations, we are involved in litigation arising from commercial disputes and claims of former employees which management believes will not have a material impact on our financial position or our results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.

EXECUTIVE OFFICERS OF REGISTRANT

Name                     Age      Position


Richard A. Packer        42       Chairman and Chief Executive Officer

A. Ernest Whiton         38       Vice President - Administration and Chief
                                  Financial Officer

Steven K. Flora          48       Vice President - North American Sales

E.J. Jones               57       Vice President - International Sales

Donald R. Boucher        47       Vice President - Research and Development

Ward M. Hamilton         52       Vice President - Marketing


Mr. Packer joined the Company in 1992 and in November 1999, was appointed Chief Executive Officer. Mr. Packer served as President, Chief Operating Officer and director from May 1996 to his appointment as CEO. Since 1992 he has served as Chief Financial Officer and Vice President of Operations of the Company. Prior to this time, Mr. Packer served from 1987 to 1992 as Vice President of various functions for Whistler Corporation, a consumer electronics company. Prior to this, Mr. Packer was a manager with the consulting firm of PRTM/KPMG, specializing in operations of high technology companies. Mr. Packer has received B.S. and M. Eng. degrees from the Rensselaer Polytechnic Institute and a M.B.A. from the Harvard Graduate School of Business Administration.

Mr. Whiton joined the Company as Vice President of Administration and Chief Financial Officer in January 1999. Prior to joining the Company, Mr. Whiton was Vice President and Chief Accounting Officer of Ionics, Inc., a global separations technology company, which he joined in 1993. Prior to Ionics, he was a manager at Price Waterhouse. Mr. Whiton has received a B.S. in Accounting from Bentley College and a M.B.A. from the Harvard Graduate School of Business Administration.

Mr. Flora joined the Company as Vice President of North American Sales in September 1998. Prior to joining the Company, Mr. Flora served from 1981 to 1998 in various positions with Marquette Medical systems, a manufacturer of cardiovascular and physiological monitoring systems, most recently as Vice President of Sales. Mr. Flora received his B.S. in Biology from the University of Illinois.

Mr. Jones joined the Company as Vice President of International Sales in November 1998. Prior to joining the Company, Mr. Jones was Vice President of Operations with Apple Medical Corporation. He also spent 15 years with Millipore Corporation, holding various positions in Domestic and International Sales. Mr. Jones holds a B.S. in Microbiology/Biochemistry from the University of Illinois and is a graduate of the Advanced Management Program (AMP) from the Harvard Business School.

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

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The information regarding the market price of Common Stock appearing under the caption "Common Stock Market Prices and Dividends" on page 27 of our 1999 Annual Report ("Annual Report") is incorporated herein by this reference.

We have never declared or paid cash dividends on its capital stock. We currently intend to retain any future earnings to finance the growth and development of its business and therefore does not anticipate paying any cash dividends in the foreseeable future.

As of October 2, 1999, there were 153 stockholders of record of our Common Stock. We believe there were substantially in excess of 3,500 beneficial holders of the Common Stock.

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

This Form 10-K, including the information incorporated by reference into this Form 10-K, contains statements that are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. When we use the words "believe," "expect," "anticipate," "intend," "estimate," "assume" and other similar expressions, they are generally forward-looking statements. These statements include, among other things, statements regarding our intent, belief or expectations with respect to:

     -    market acceptance of new products;

     -    competition in the industry;

     -    the impact of pending or future litigation;

     -    the impact of future product recalls;

     - changes in, or the failure or inability to comply with, governmental regulation;

     - the integration of the personnel, products and operations of Pinpoint Technologies, Inc., which we recently acquired;

     -    exchange rate fluctuations;

     -    the implementation of our plan to address Year 2000 issues;

     -    the availability of debt and equity financing;

     -    development of new competitive technologies;

     -    availability of key components for our products;

     -    availability of qualified personnel;

     - international, national, regional and local economic and political changes;

     -    the value of our investments;

     -    our factory loading;

     -    general economic conditions; and

     -    trends affecting the medical device industry or our financial

     -    condition or results of operations.

You should not rely on forward-looking statements, because they involve known and unknown risks, uncertainties and other factors, some of which are beyond our control. These risks, uncertainties and other factors may cause our actual results, performance or achievements to differ materially from the anticipated future results, performance or achievements expressed or implied by the forward-looking statements. In addition to the factors discussed under the preceding "Risk Factors" section, some of the factors that might cause these differences include, but are not limited to, the following:

     - competition may lead to worse than expected financial condition or results of operations;

     -    the demand for new products is unpredictable;

     - pending or future litigation may negatively impact our financial condition or results of operations;

     - future recalls may negatively impact our financial condition or results of operations;

     - government regulation may negatively impact our financial condition or results of operations;

     - costs associated with integrating acquisitions may be larger than we anticipate;

     -    exchange rate fluctuations may affect profitability of overseas sales;

     - failure to implement our plan to address Year 2000 issues could adversely impact our products and operations;

     - failure to obtain debt and/or equity financing could negatively impact our ability to grow our business;

     - manufacturing disruptions could negatively impact our financial condition or results of operations;

     - qualified personnel may not be available which could negatively impact our ability to grow our business;

     - the value of our investments may decline which could negatively impact our financial condition or results of operations; and

     - the production of commercially feasible products may take longer and cost more than expected.

We caution you that while forward-looking statements reflect our estimates and beliefs, they are not guarantees of future performance. These forward-looking statements were based on information, plans and estimates at the date of this prospectus, and we disclaim any obligation to update or revise any forward-looking statements to reflect changes in underlying assumptions or factors, new information, future events or other changes.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

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

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING FINANCIAL DISCLOSURE

Not Applicable.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information appearing in our Proxy Statement for our 2000 Annual Meeting of Stockholders (the "Proxy Statement") under the caption "Proposal I - Election of a Class of Directors" is incorporated herein by this reference. Information regarding Executive Officers of the Company called for by Item 10 is set forth at the end of Part I of this Report under the caption "Executive Officers of Registrant."

ITEM 11.  EXECUTIVE COMPENSATION

The information appearing in the Proxy Statement under the captions "Proposal I
- Election of a Class of Directors" and "Executive Compensation" is incorporated herein by this reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information appearing in the Proxy Statement under the captions "Proposal I
- Election of a Class of Directors" and "Other Matters - Principal Stockholders" is incorporated herein by this reference.

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

(a)(2) The following Consolidated Financial Statement Schedule is included herein:

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

10.10 Employment Agreement dated July 19, 1996 between the Company and Richard A. Packer regarding Mr. Packer's employment.**

10.11    Non Employee Directors' Stock Option Plan*****

13.1     Portions of the Annual Report incorporated by reference.***

21.1     Subsidiaries of the Company.***

23.1     Consent of Ernst & Young LLP.***

27.1     Financial Data Schedule for 1999 ***

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on December 30, 1999.



                                       ZOLL MEDICAL CORPORATION


                                       By: /s/ Richard A. Packer
                                           ------------------------------------
                                           Richard A. Packer
                                           Chairman and Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

    Signature                          Title                       Date
    ---------                          -----                       ----


/s/ Richard A. Packer           Chairman and Chief Executive   December 30, 1999
----------------------------    Officer
Richard A. Packer


/s/ A. Ernest Whiton            Chief Financial Officer        December 30, 1999
----------------------------
A. Ernest Whiton


/s/ Willard M. Bright           Director                       December 30, 1999
----------------------------
Willard M. Bright


/s/ Thomas M. Claflin, II       Director                       December 30, 1999
----------------------------
Thomas M. Claflin, II


/s/ Dr. James W. Biondi         Director                       December 30, 1999
----------------------------
Dr. James W. Biondi


/s/ M. Stephen Heilman, M.D.    Director                       December 30, 1999
----------------------------
M. Stephen Heilman, M.D.


/s/ Daniel M. Mulvena           Director                       December 30, 1999
----------------------------
Daniel M. Mulvena

FINANCIAL STATEMENT SCHEDULE   PAGE  S-1

                                  EXHIBIT INDEX
                                  -------------

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

10.10 Employment Agreement dated July 19, 1996 between the Company and Richard A. Packer regarding Mr. Packer's employment.**

10.11    Non Employee Directors' Stock Option Plan*****

13.1     Portions of the Annual Report incorporated by reference.***

21.1     Subsidiaries of the Company.***

23.1     Consent of Ernst & Young LLP.***

27.1     Financial Data Schedule for 1999. ***

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

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


                                                          Additions
                                          Balance        Charged to
                                        Beginning of      Costs and                    Balance At
   Classifications                        Period          Expenses      Deductions   End of Period
   ---------------                      ------------     ----------     ----------   -------------

Year Ended October 2, 1999
Allowance for doubtful accounts          $  914,000      $1,207,000      $126,000      $1,995,000
                                         ==========      ==========      ========      ==========

Year Ended September 26, 1998
Allowance for doubtful
accounts                                 $1,207,000      $  170,000      $463,000      $  914,000
                                         ==========      ==========      ========      ==========

Year Ended September 27, 1997
Allowance for doubtful accounts          $  888,000      $  319,000      $     --      $1,207,000
                                         ==========      ==========      ========      ==========
