Form 10-Q
period 2000-01-01
ZOLL MEDICAL CORPORATION
filed 2000-02-15
CIK 887568

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934. FOR THE THREE MONTH PERIOD FROM OCTOBER 3, 1999 TO JANUARY 1, 2000.
     or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from _____to_____.


                         Commission file number 0-20225


                            ZOLL MEDICAL CORPORATION
                            ------------------------
             (Exact name of registrant as specified in its charter)


MASSACHUSETTS                                    04-2711626
-------------------------------------------      ------------------------------
(State or other jurisdiction                     (IRS Employer
of incorporation or organization)                Identification number)


32 SECOND AVENUE, BURLINGTON, MA                 01803-4420
-------------------------------------------      ------------------------------
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

                     YES  X    NO
                         ---      ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock:


               Class                        Outstanding at February 11, 2000
   Common Stock, $.02 par value                        6,865,209


                      This document consists of 11 pages.

                            ZOLL MEDICAL CORPORATION

                                      INDEX

                                                                        Page No.
                          PART I. FINANCIAL INFORMATION

ITEM 1.  Financial Statements:

             Consolidated Balance Sheets (unaudited)                        3
             January 1, 2000 and October 2, 1999

             Consolidated Income Statements (unaudited)                     4
             Three Months Ended January 1, 2000 and January 2, 1999

             Consolidated Statements of Cash Flows (unaudited)              5
             Three Months Ended January 1, 2000 and January 2, 1999

             Notes to Consolidated Financial Statements (unaudited)         6

ITEM 2. Management's Discussion and Analysis of Results of Operations 8 and Financial Condition

ITEM 3.      Quantitative and Qualitative Disclosure About Market Risk      9


                           PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings                                                  10

ITEM 2.  Changes in Securities                                              10

ITEM 3.  Defaults Upon Senior Securities                                    10

ITEM 4.  Submission of Matters to a Vote of Security-Holders                10

ITEM 5.  Other Information                                                  11

ITEM 6.  Exhibits and Reports on Form 8-K                                   11

         Signatures                                                         12

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements


                            ZOLL MEDICAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)
                                   (Unaudited)

                                                                 January 1,    October 2,
                                                                   2000          1999
                          ASSETS
Current assets:
   Cash and cash equivalents                                      $ 1,284       $ 1,821
   Accounts receivable, less allowance of $2,439 at January
       1, 2000 and $2,096 at October 2, 1999                       26,265        25,464
   Inventories:
        Raw materials                                               6,604         5,332
        Work-in-process                                             3,295         2,623
        Finished goods                                              5,605         5,241
                                                                  -------       -------
                                                                   15,504        13,196
   Prepaid expenses and other current assets                        2,371         2,296
                                                                  -------       -------
        Total current assets                                       45,424        42,777
Property and equipment, at cost:
   Land and building                                                3,437         3,432
   Machinery and equipment                                         16,476        15,382
   Construction in progress                                           412           477
   Tooling                                                          2,979         2,695
   Furniture and fixtures                                             931           883
   Leasehold improvements                                             749           737
                                                                  -------       -------
                                                                   24,984        23,606
        Less accumulated depreciation                              11,637        10,875
                                                                  -------       -------
   Net property and equipment                                      13,347        12,731
Other assets, net                                                   4,249         4,179
                                                                  -------       -------
                                                                  $63,020       $59,687
                                                                  =======       =======

            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                               $ 9,636       $ 8,404
   Accrued expenses and other liabilities                           6,168         6,389
   Current maturities of long-term debt                               163           164
   Deferred revenue                                                 1,017         1,092
                                                                  -------       -------
        Total current liabilities                                  16,984        16,049
Deferred income taxes                                                 347           347
Long-term debt                                                      2,029         2,069
Commitments and contingencies
Stockholders' equity
   Preferred stock, $.01 par value, authorized 1,000
       shares, none issued and outstanding
   Common stock, $.02 par value, authorized 19,000 shares,
       6,844 and 6,772 issued and outstanding at January 1,
       2000 and October 2, 1999, respectively                         137           136
   Capital in excess of par value                                  23,697        22,439
   Retained earnings                                               19,826        18,647
                                                                  -------       -------
        Total stockholders' equity                                 43,660        41,222
                                                                  -------       -------
                                                                  $63,020       $59,687
                                                                  =======       =======


            See notes to unaudited consolidated financial statements.

                            ZOLL MEDICAL CORPORATION
                         CONSOLIDATED INCOME STATEMENTS
                                 (in thousands)
                                   (Unaudited)

                                                                      THREE MONTHS ENDED
                                                                    ------------------------
                                                                    January 1,    January 2,
                                                                       2000         1999
Net sales                                                            $24,435       $16,056
Cost of goods sold                                                    10,843         6,532
                                                                     -------       -------

Gross profit                                                          13,592         9,524

Expenses:
   Selling and marketing                                               7,674         5,415
   General and administrative                                          1,952         1,630
   Research and development                                            1,731         1,603
                                                                     -------       -------

        Total expenses                                                11,357         8,648
                                                                     -------       -------

Income from operations                                                 2,235           876
Investment and other income                                               10            78
Interest expense                                                          80            12
                                                                     -------       -------

Income before income taxes                                             2,165           942
Provision for income taxes                                               801           240
                                                                     -------       -------
Net income                                                           $ 1,364       $   702
                                                                     =======       =======

Basic earnings per common share                                      $  0.20       $  0.11
                                                                     =======       =======

Weighted average common shares outstanding                             6,794         6,628

Diluted earnings per common and common equivalent share
                                                                     $  0.19       $  0.10
                                                                     =======       =======

Weighted average number of common and common equivalent shares
outstanding                                                            7,196         6,730

Unaudited pro forma information*:
        Historical income before income taxes                                      $   942
        Pro forma incremental operating costs                                           65
                                                                                   -------
        Pro forma income before income taxes                                           877
        Pro forma provision for income taxes                                           300
                                                                                   -------
        Pro forma net income                                                       $   577
                                                                                   =======
        Pro forma diluted earnings per share                                       $  0.09
                                                                                   =======

*Pro forma adjustments have been made to the historical results to include operating costs which are expected to be incurred as a result of the merger with Pinpoint and income tax expense, assuming that Pinpoint was a taxable entity subject to ZOLL's incremental tax rate.


            See notes to unaudited consolidated financial statements.

                            ZOLL MEDICAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)

                                                                           THREE MONTHS ENDED
                                                                           ------------------
                                                                        January 1,     January 2,
                                                                           2000          1999
OPERATING ACTIVITIES:
   Net income                                                            $ 1,364        $   702

Charges not affecting cash:
   Depreciation and Amortization                                             886            723
Changes in assets and liabilities:
   Accounts receivable                                                      (801)        (2,586)
   Inventories                                                            (2,308)        (1,383)
   Prepaid expenses and other current assets                                 (79)         1,572
   Accounts payable and accrued expenses(1)                                1,015           (972)
   Deferred Revenue                                                          (75)          (150)
                                                                         -------        -------
      Cash provided by (used for) operating activities                         2         (2,094)

INVESTING ACTIVITIES:
   Additions to property and equipment                                    (1,442)        (1,135)
   Other assets                                                              (53)           (14)
                                                                         -------        -------
      Cash used for investing activities                                  (1,495)        (1,149)

FINANCING ACTIVITIES:
   Exercise of stock options, including income tax benefit                 1,182             68
   Distributions to stockholders                                            (185)            --
   Repayment of long-term debt                                               (41)           (41)
                                                                         -------        -------
      Cash provided by financing activities                                  956             27
                                                                         -------        -------

      Net decrease in cash                                                  (537)        (3,216)
   Cash and cash equivalents at beginning of year                          1,821          5,521
                                                                         -------        -------
   Cash and cash equivalents at end of period                            $ 1,284        $ 2,305
                                                                         =======        =======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the period:
      Income taxes                                                       $   431        $    44
      Interest                                                                80             12

(1) Includes payment of approximately $880,000 of accounts payable during the first quarter of fiscal 2000 related to the 1999 purchase of our new
    Enterprise Resource Planning information technology system from Oracle
    Corporation.


            See notes to unaudited consolidated financial statements.

                            ZOLL MEDICAL CORPORATION
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


1. The Consolidated Balance Sheet as of January 1, 2000, the Consolidated Income Statements for the three months ended January 1, 2000 and January 2, 1999, and the Consolidated Statements of Cash Flows for the three months ended January 1, 2000 and January 2, 1999 are unaudited, but in the opinion of management include all adjustments, consisting of normal recurring items, necessary for a fair presentation of results for these interim periods. The results for the interim periods are not necessarily indicative of results to be expected for the entire year.

2. On October 15, 1999, the Company acquired Pinpoint Technologies, Inc. and Pinpoint Property Management LLC (Pinpoint individually and collectively) in a business combination accounted for as a pooling of interests. Pinpoint, which creates, develops and manufactures advanced information technology software, exclusively focused on the emergency medical services
     (EMS) market, became a wholly owned subsidiary of the Company through the exchange of approximately 433,000 shares of the company's common stock for all of the outstanding stock of Pinpoint. In January 1999, Pinpoint distributed cash to the stockholders of Pinpoint. All of the cash distributed was contributed to newly formed Pinpoint Property Management LLC, and used to fund the equity needed to acquire an office building. The accompanying unaudited consolidated financial statements are presented on the basis that the companies were combined for all periods presented, and unaudited financial statements of the prior quarter has been restated to give effect to the combination.

     The unaudited pro forma information reflects pro forma adjustments that have been made to the historical results to include operating costs which are expected to be incurred as a result of the merger with Pinpoint and income tax expense, assuming that Pinpoint was a taxable entity subject to ZOLL's incremental tax rate. The pro forma information is presented for informational purposes only and is not necessarily indicative of what would have occurred if the acquisition had been made as of the beginning of that period. In addition, the pro forma information is not intended to be a projection of future results.

3. Certain reclassifications have been made to the prior years' unaudited consolidated financial statements to conform to the current period presentation with no impact on net income.

4.   Segment and Geographic Information

     Segment information: The Company reports information to the chief operating decision maker for four operating segments, determined on the type of customer or product. These segments include the sale of cardiac resuscitation devices and accessories and data collection management software to the North America hospital market and to the North America pre-hospital market, and the sale of cardiac resuscitation devices and accessories to the international market. Each of these segments have similar characteristics, manufacturing processes, customers, distribution and marketing strategies, as well as a similar regulatory environment.

     In order to make operating and strategic decisions, ZOLL's chief operating decision maker evaluates revenue performance based on the worldwide revenues of each segment and, due to shared infrastructures, profitability based on an enterprise-wide basis. Net sales by segment were as follow:

     (000's omitted)                                       2000          1999
------------------------------------------------------------------------------
     Hospital Market - North America                    $10,527        $6,178
     Pre-hospital Market - North America                  4,845         3,957
     Other - North America                                3,821         3,702
     International Market, excluding North America        5,242         2,219
                                                        ----------------------
                                                        $24,435       $16,056
                                                        ======================

     The Company reports assets on a consolidated basis to the chief operating decision maker.

     Geographic information: Net sales by major geographical area, determined on the basis of destination of the goods, are as follow:


     (000's omitted)                                       2000          1999
------------------------------------------------------------------------------
     United States                                      $18,569       $13,715
     Foreign                                              5,866         2,341
                                                        ----------------------
     Consolidated                                       $24,435       $16,056
                                                        ======================

5. The shares used for calculating basic earnings per common share were the average shares outstanding and the shares used for calculating diluted earnings per share were the average shares outstanding and the dilutive effect of stock options.

6. The information contained in the interim financial statements should be read in conjunction with the Company's audited financial statements, included in its Annual Report incorporated by reference in its Form 10-K as of and for the year ended October 2, 1999 filed with the Securities and Exchange Commission.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

THREE MONTHS ENDED JANUARY 1, 2000 COMPARED TO THREE MONTHS ENDED JANUARY 2,
1999

Our net sales increased 52.2% to $24,435,000 for the three months ended January 1, 2000 from $16,056,000 for the three months ended January 2, 1999. Our sales growth was driven primarily by increasing demand for the new M-Series line of defibrillators/pacemakers. Sales growth also reflected additional headcount in our North America sales force. We experienced significant growth in all major geographies and segments of our business. During the first quarter of 2000, North American sales increased 38.7% to $19,193,000 from $13,837,000 for the comparable period in 1999. Equipment sales to both the hospital and pre-hospital markets increased 70.4% and 22.4%, respectively, to $10,527,000 and $4,845,000, respectively, as compared to the same period in the prior year. International sales increased 136.2% to $5,242,000 compared to $2,219,000 reflecting the preferential allocation of the M-Series defibrillators toward the North American market during the prior year first quarter as well as the revenue from the initial German Army shipments under the multi-year agreement.

Gross margin for the first quarter of 2000 was 55.6% compared to 59.3% for the comparable prior year quarter. The decrease reflected volume pricing on our large German Army contract and the change in mix of electrode sales and capital equipment.

Selling and marketing expenses as a percentage of net sales decreased to 31.4% from 33.7%. The decrease in selling and marketing expenses as a percentage of sales reflects leveraging from our reorganized, expanded North American sales force as we increased sales volume. Selling and marketing expenses increased 41.7% to $7,674,000 due primarily to an increase in sales force headcount.

General and administrative expenses decreased as a percentage of net sales to 8.0% from 10.2%. The decrease in the general and administrative expenses as a percentage of sales reflects the absorption of relatively fixed operating expenses by increased sales volume.

Research and development expenses decreased as a percentage of net sales to 7.1% from 10.0% reflecting primarily the significant increase in sales. Research and development expenses increased 8.0% to $1,731,000 from $1,603,000 for the comparable prior year quarter reflecting continued M-Series development and other initiatives.

The effective tax rate increased from 25.5% to 37.0% for the three months ended January 1, 2000 as compared to the same period in 1999. This increase primarily related to the fact that, prior to our acquisition of Pinpoint Technologies, Inc. in October 1999, the operating results of Pinpoint did not include any provision for income taxes because Pinpoint operated as a Subchapter S corporation for income tax purposes.

LIQUIDITY AND CAPITAL RESOURCES

Our cash and cash equivalents at January 1, 2000 totaled $1,284,000 compared with $1,821,000 at October 2, 1999, a decrease of $537,000.

Cash provided by operating activities for the three months ended January 1, 2000 totaled $2,000, while cash used over the same period in 1999 totaled $2,094,000. Cash provided by operating activities for the first quarter of fiscal 2000 included the payment of approximately $880,000 of accounts payable related to the 1999 purchase of our new Enterprise Resource Planning information technology system from Oracle Corporation. The increase in cash provided by operations was primarily attributable to an increase in net income and a reduction in the usage of cash for accounts receivable. Cash used for inventories reflected an increase in production of the M-Series defibrillators resulting from the introduction of new features, strong product demand, and year 2000 contingency planning.

The amount of cash required to fund investing activities increased by $423,000 during the three months ended January 1, 2000 compared to the same period in 1999. The increase primarily reflected the purchase of additional capital equipment.

Cash provided by financing activities increased by $1,006,000 during the three months ended January 1, 2000 compared to the same period in 1999. This increase was primarily due to the exercise of stock options.

We maintain a working capital line of credit with our bank. Under this working capital line, we may borrow on a demand basis. Currently, we may borrow up to $12,000,000 at an interest rate equal to the bank's base rate (currently 8.25%) or LIBOR plus 2%. The outstanding balance under this line was zero at the end of the first quarter of both fiscal 2000 and 1999.

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

SAFE HARBOR STATEMENTS

Except for the historical information contained herein, the matters set forth herein are forward looking statements within the meaning of Section 27A of the Securities Act of 1933 as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are subject to certain risks and uncertainties that could cause actual results to differ materially from those set forth in the forward looking statements. Such risks and uncertainties include, but are not limited to: product demand and market acceptance risks, the effect of economic conditions, results of pending or future litigation, the impact of competitive products and pricing, product development and commercialization, technological difficulties, the government regulatory environment and actions, trade environment, capacity and supply constraints or difficulties, the results of financing efforts, actual purchases under agreements, potential warranty issues, the effect of the Company's accounting policies, and those factors set forth under the heading "Risk Factors" in our Registration Statement on Form S-3, filed with the SEC on January 28, 2000, as subsequently amended.

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

Item 2.   Changes in Securities.

          In October 1999, a wholly-owned subsidiary of the Company was merged into Pinpoint Technologies, Inc. Pursuant to this merger, the Company issued 433,000 shares of its common stock to the stockholders of Pinpoint. The Company also issued 3,000 shares of its common stock as consideration for non-competition agreements entered into by certain officers of Pinpoint. The Company relied upon the exemption from registration under Section 4 (2) of the Securities Act.


Item 3.   Defaults Upon Senior Securities.
          Not Applicable.


Item 4.   Submission of Matters to a Vote of Security-Holders.

          The following matters were voted upon and approved at the Company's Annual Meeting of Stockholders held on February 8, 2000. On the record date of December 28, 1999 there were 6,843,809 shares issued, outstanding and eligible to vote, of which 5,966,188 shares or 87% were represented at the meeting either in person or by proxy.

          The proposal to elect the following three Class II directors to serve until a successor is duly elected and qualified:

                                              Votes For          Votes Withheld
          Willard M. Bright                   5,937,265                  28,923
          Thomas M. Claflin, II               5,934,772                  31,416
          M. Stephen Heilman                  5,934,772                  31,416

Item 4.   The proposal to amend the Company's 1992 Stock Option Plan to increase
(cont.) the number of shares available for issuance under the Plan by 335,000 shares.

                        Votes For           Votes Against        Votes Withheld
                        3,642,299             2,304,757              19,132


Item 5.   Other Information.
          Not Applicable.

Item 6.   Exhibits and reports on Form 8-K
          (a)  Exhibits
          Not Applicable.

          (b)  Reports on Form 8-K.
          The registrant filed a Form 8-K on October 29, 1999 and amended that report on December 29, 1999, January 18, 2000, and January 28, 2000.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on February 11, 2000.







                                                        ZOLL MEDICAL CORPORATION
                                                                    (Registrant)




Date: February 11, 2000         By: /s/ Richard  A. Packer
                                ------------------------------------------------
                                Richard A. Packer, Chairman and Chief Executive
                                Officer (Principal Executive Officer)





Date: February 11, 2000         By: /s/ A. Ernest Whiton
                                ------------------------------------------------
                                A. Ernest Whiton, Vice President of
                                Administration and Chief Financial Officer
                                (Principal Financial and Accounting Officer)