Form 10-Q
period 2000-04-01
ZOLL MEDICAL CORPORATION
filed 2000-05-16
CIK 887568

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934. FOR THE THREE MONTH PERIOD FROM JANUARY 2, 2000 TO APRIL 1, 2000.
          or

[  ]      Transition report pursuant to Section 13 or 15(d) of the Securities
          Exchange Act of 1934. For the transition period from _____to_____.

                         Commission file number 0-20225



                            ZOLL MEDICAL CORPORATION
                            ------------------------
             (Exact name of registrant as specified in its charter)


MASSACHUSETTS                               04-2711626
----------------------------------------    -----------------------------------
(State or other jurisdiction                (IRS Employer
of incorporation or organization)           Identification number)


32 SECOND AVENUE, BURLINGTON, MA            01803-4420
----------------------------------------    -----------------------------------
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

                               YES  X   NO
                                   ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock:

           Class                                     Outstanding at May 10, 2000
Common Stock, $.02 par value                                  8,654,033



                       This document consists of 21 pages.

                            ZOLL MEDICAL CORPORATION

                                      INDEX


                                                                                                       Page No.
                          PART I. FINANCIAL INFORMATION

ITEM 1.       Financial Statements:

                  Consolidated Balance Sheets (unaudited)                                                 3
                  April 1, 2000 and October 2, 1999

                  Consolidated Income Statements (unaudited)                                              4
                  Three Months and Six Months Ended April 1, 2000 and April 3, 1999

                  Consolidated Statements of Cash Flows (unaudited)                                       5
                  Six Months Ended April 1, 2000 and  April 3, 1999

                  Notes to Consolidated Financial Statements (unaudited)                                  6

ITEM 2.           Management's Discussion and Analysis of Results of Operations                           7
                  and Financial Condition

ITEM 3.           Quantitative and Qualitative Disclosure About Market Risk                               17


                           PART II. OTHER INFORMATION

ITEM 1.       Legal Proceedings                                                                           18

ITEM 2.       Changes in Securities                                                                       18

ITEM 3.       Defaults Upon Senior Securities                                                             18

ITEM 4.       Submission of Matters to a Vote of Security-Holders                                         18

ITEM 5.       Other Information                                                                           19

ITEM 6.       Exhibits and Reports on Form 8-K                                                            19

              Signatures                                                                                  20


                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                            ZOLL MEDICAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)
                                   (Unaudited)

                                                                       April 1,     October 2,
                                                                         2000         1999
                                  ASSETS
Current assets:
        Cash and cash equivalents                                      $ 63,893      $  1,821
        Accounts receivable, less allowance of $1,952 at April 1,
            2000 and $2,096 at October 2, 1999                           26,776        25,464
        Inventories:
             Raw materials                                                7,002         5,332
             Work-in-process                                              3,204         2,623
             Finished goods                                               8,793         5,241
                                                                       --------      --------
                                                                         18,999        13,196
        Prepaid expenses and other current assets                         2,325         2,296
                                                                       --------      --------
             Total current assets                                       111,993        42,777
Property and equipment, at cost:
        Land and building                                                 3,437         3,432
        Machinery and equipment                                          17,714        15,382
        Construction in progress                                            143           477
        Tooling                                                           3,051         2,695
        Furniture and fixtures                                              976           883
        Leasehold improvements                                              755           737
                                                                       --------      --------
                                                                         26,076        23,606
             Less accumulated depreciation                               12,572        10,875
                                                                       --------      --------
        Net property and equipment                                       13,504        12,731
Other assets, net                                                         4,711         4,179
                                                                       --------      --------
                                                                       $130,208      $ 59,687
                                                                       ========      ========

                   LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
        Accounts payable                                               $  6,429      $  8,404
        Accrued expenses and other liabilities                            6,634         6,389
        Current maturities of long-term debt                                161           164
        Deferred revenue                                                    488         1,092
                                                                       --------      --------
             Total current liabilities                                   13,712        16,049
Deferred income taxes                                                       347           347
Long-term debt                                                            1,988         2,069
Commitments and contingencies
Stockholders' equity
        Preferred stock, $.01 par value, authorized 1,000
            shares, none issued and outstanding
         Common stock, $.02 par value, authorized 19,000 shares,
            8,653 and 6,772 issued and outstanding at April 1,
            2000 and October 2, 1999, respectively                          173           136
        Capital in excess of par value                                   92,379        22,439
        Retained earnings                                                21,609        18,647
                                                                       --------      --------
             Total stockholders' equity                                 114,161        41,222
                                                                       --------      --------
                                                                       $130,208      $ 59,687
                                                                       ========      ========

            See notes to unaudited consolidated financial statements.

                            ZOLL MEDICAL CORPORATION
                         CONSOLIDATED INCOME STATEMENTS
                (in thousands, except per share and share data )
                                   (Unaudited)

                                                   THREE MONTHS ENDED          SIX MONTHS ENDED
                                                  ---------------------     --------------------
                                                  April 1,     April 3,     April 1,     April 3,
                                                    2000         1999         2000         1999

Net sales                                         $25,654      $17,941      $50,089      $33,997
Cost of goods sold                                 11,129        7,439       21,972       13,971
                                                  -------      -------      -------      -------

Gross profit                                       14,525       10,502       28,117       20,026

Expenses:
       Selling and marketing                        7,693        5,680       15,367       11,095
       General and administrative                   2,184        1,796        4,136        3,426
       Research and development                     2,026        1,743        3,757        3,346
                                                  -------      -------      -------      -------

            Total expenses                         11,903        9,219       23,260       17,867
                                                  -------      -------      -------      -------

Income from operations                              2,622        1,283        4,857        2,159
Investment and other income                           303           32          313          110
Interest expense                                       95           28          175           40
                                                  -------      -------      -------      -------

Income before income taxes                          2,830        1,287        4,995        2,229
Provision for income taxes                          1,047          351        1,848          591
                                                  -------      -------      -------      -------
Net income                                        $ 1,783      $   936      $ 3,147      $ 1,638
                                                  =======      =======      =======      =======

Basic earnings per common share                   $  0.24      $  0.14      $  0.44      $  0.25
                                                  =======      =======      =======      =======

Weighted average common shares outstanding          7,443        6,652        7,118        6,646

Diluted earnings per common and common
equivalent share                                  $  0.23      $  0.14      $  0.42      $  0.24
                                                  =======      =======      =======      =======

Weighted average number of common and common
equivalent shares outstanding                       7,836        6,862        7,484        6,795

Unaudited pro forma information*:
   Historical income before income taxes                       $ 1,287                   $ 2,229
   Pro forma incremental operating costs                            65                       130
                                                               -------                   -------
   Pro forma income before income taxes                          1,222                     2,099
   Pro forma provision for income taxes                            415                       715
                                                               -------                   -------
   Pro forma net income                                        $   807                   $ 1,384
                                                               =======                   =======

   Pro forma diluted earnings per share                        $  0.12                   $  0.20
                                                               =======                   =======


* Pro forma adjustments have been made to the historical results to include operating costs which are incurred as a result of the merger with Pinpoint and income tax expense, assuming that Pinpoint was a taxable entity subject to ZOLL's incremental tax rate.

            See notes to unaudited consolidated financial statements.

                            ZOLL MEDICAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)


                                                                        SIX MONTHS ENDED
                                                                     -----------------------
                                                                      April 1,      April 3,
                                                                        2000          1999
OPERATING ACTIVITIES:
        Net income                                                   $  3,147       $  1,638

Charges not affecting cash:
        Depreciation and Amortization                                   1,905          1,422
Changes in assets and liabilities:
        Accounts receivable                                            (1,312)        (3,162)
        Inventories                                                    (5,803)        (1,912)
        Prepaid expenses and other current assets                         (29)         1,528
        Accounts payable and accrued expenses                             (78)            21
        Deferred Revenue                                                 (604)          (115)
                                                                     --------       --------
           Cash used for operating activities                          (2,774)          (580)

INVESTING ACTIVITIES:
        Additions to property and equipment                            (2,869)        (2,355)
        Other assets                                                     (341)           (19)
                                                                     --------       --------
              Cash used for investing activities                       (3,210)        (2,374)

FINANCING ACTIVITIES:
        Exercise of stock options, including income tax benefit         1,216              1
        Distributions to stockholders                                    (185)          (346)
        Contributions from stockholders                                  --              300
        Issuance of common stock                                       67,109           --
        Repayment of long-term debt                                       (84)           (67)
                                                                     --------       --------
              Cash provided by (used for) financing activities         68,056           (112)
                                                                     --------       --------

              Net increase/decrease in cash                            62,072         (3,066)
        Cash and cash equivalents at beginning of year                  1,821          5,521
                                                                     --------       --------
        Cash and cash equivalents at end of period                   $ 63,893       $  2,455
                                                                     ========       ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
        Cash paid during the period:
              Income taxes                                           $    663       $     69
              Interest                                                     95             28


            See notes to unaudited consolidated financial statements.

                            ZOLL MEDICAL CORPORATION
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


1. The Consolidated Balance Sheet as of April 1, 2000, the Consolidated Income Statements for the three months ended April 1, 2000 and April 3, 1999, and the Consolidated Statements of Cash Flows for the six months ended April 1, 2000 and April 3, 1999 are unaudited, but in the opinion of management include all adjustments, consisting of normal recurring items, necessary for a fair presentation of results for these interim periods. The results for the interim periods are not necessarily indicative of results to be expected for the entire year.

2. On October 15, 1999, the Company acquired Pinpoint Technologies, Inc. and Pinpoint Property Management LLC ("Pinpoint", individually and collectively) in a business combination accounted for as a pooling of interests. Pinpoint, which creates, develops and manufactures advanced information technology software exclusively focused on the emergency medical services (EMS) market, became a wholly owned subsidiary of the Company through the exchange of approximately 433,000 shares of the Company's common stock for all of the outstanding stock of Pinpoint. The accompanying unaudited consolidated financial statements are presented on the basis that the companies were combined for all periods presented, and unaudited financial statements of the prior quarter have been restated to give effect to the combination.

     The unaudited pro forma information reflects pro forma adjustments that have been made to the historical results to include operating costs incurred as a result of the merger with Pinpoint and income tax expense, assuming that Pinpoint was a taxable entity subject to ZOLL's incremental tax rate. The pro forma information is presented for informational purposes only and is not necessarily indicative of what would have occurred if the acquisition had been made as of the beginning of that period. In addition, the pro forma information is not intended to be a projection of future results.

3. Certain reclassifications have been made to the prior periods' unaudited consolidated financial statements to conform to the current period presentation with no impact on net income.

4    Segment and Geographic Information

     Segment information: The Company reports information to the chief operating decision maker for four operating segments, determined by the type of customer or product. These segments include the sale of cardiac resuscitation devices and accessories and data collection management software to the North America hospital market and to the North America pre-hospital market, and the sale of cardiac resuscitation devices and accessories to the international market. Each of these segments have similar characteristics, manufacturing processes, customers, distribution and marketing strategies, as well as a similar regulatory environment.

     In order to make operating and strategic decisions, ZOLL's chief operating decision maker evaluates revenue performance based on the worldwide revenues of each segment and, due to shared infrastructures, profitability based on an enterprise-wide basis. Net sales by segment were as follow:

    (000's omitted)


                                        THREE MONTHS ENDED         SIX MONTHS ENDED
                                        ------------------         ----------------
                                       April 1,    April 3,     April 1,     April 3,
                                        2000         1999         2000         1999
Hospital Market - North America       $ 9,217      $ 6,123      $19,744      $12,301
Pre-hospital Market - North             6,129        3,614       10,974        7,571
America
Other - North America                   4,133        3,940        7,954        7,642
International Market                    6,175        4,264       11,417        6,483
                                      ----------------------------------------------
                                      $25,654      $17,941      $50,089      $33,997
                                      ==============================================

     The Company reports assets on a consolidated basis to the chief operating decision maker.

     Geographic information: Net sales by major geographical area, determined on the basis of destination of the goods, are as follow:

     (000's omitted)


                            THREE MONTHS ENDED         SIX MONTHS ENDED
                           --------------------      --------------------
                           April 1,     April 3,     April 1,     April 3,
                            2000         1999          2000        1999
        United States      $18,322      $13,543      $36,891      $27,258
        Foreign              7,332        4,398       13,198        6,739
                           -------      -------      -------      -------
        Consolidated       $25,654      $17,941      $50,089      $33,997
                           =======      =======      =======      =======

5. During the second quarter, the Company completed a secondary offering of 1,725,000 shares of common stock in exchange for net proceeds of approximately $67 million after deducting approximately $5 million for underwriters discounts and other expenses incurred for the offering.

6. The shares used for calculating basic earnings per common share were the average shares outstanding and the shares used for calculating diluted earnings per share were the average shares outstanding and the dilutive effect of stock options.

7. The information contained in the interim financial statements should be read in conjunction with the Company's audited financial statements as of and for the year ended October 2, 1999 included in its form S-3 filed with the Securities and Exchange Commission on February 22, 2000.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

THREE MONTHS ENDED APRIL 1, 2000 COMPARED TO THREE MONTHS ENDED APRIL 3, 1999

Our net sales increased 43% to $25,654,000 for the three months ended April 1, 2000. Our sales growth was driven primarily by increasing demand for the new M-Series line of defibrillators/pacemakers. Sales growth also reflected additional headcount in our North American and International sales forces. We experienced significant growth in all major equipment segments of our business. During the first quarter of 2000, North American sales increased 42% as compared to the comparable period in 1999. Equipment sales to both the hospital and pre-hospital markets increased 51% and 70%, respectively, as compared to the same period in the prior year. International sales increased 45%, reflecting widespread geographic growth. This growth does not reflect the recent expansion of our direct sales force in Europe.

Gross margin for the second quarter of 2000 was 56.6% compared to 58.5% for the comparable prior year quarter. The decrease primarily reflected a change in the mix of electrode sales and capital equipment.

Selling and marketing expenses as a percentage of net sales decreased to 29.9% from 31.6%. The decrease in selling and marketing expenses as a percentage of sales reflects leverage from our sales force as we increased sales volume. Selling and marketing expenses increased 35.4% due to an increase in sales force headcount as well as the effect of the increase in sales on commissions.

General and administrative expenses decreased as a percentage of net sales to 8.5% from 10.0%. The decrease in the general and administrative expenses as a percentage of sales reflects the absorption of relatively fixed operating expenses by increased sales volume. General and administrative expenses increased 21.6% over the prior period reflecting expenditures to support our growing operations, including consulting costs related to the installation of our new ERP information system.

Research and development expenses decreased as a percentage of net sales to 7.9% from 9.7% reflecting primarily the significant increase in sales. Research and development expenses increased 16.2% over the comparable prior year quarter reflecting continued development of our cardiac resuscitation equipment.

The effective tax rate increased from 27% to 37% for the three months ended April 1, 2000 as compared to the same period in 1999. This increase primarily related to the fact that, prior to our acquisition of Pinpoint Technologies, Inc. in October 1999, the operating results of Pinpoint did not include any provision for income taxes because Pinpoint operated as a Subchapter S corporation for income tax purposes. This increase also resulted as we fully utilized net operating loss carryforwards from foreign subsidiaries in 1999.

SIX MONTHS ENDED APRIL 1, 2000 COMPARED TO SIX MONTHS ENDED APRIL 3, 1999

Our net sales increased 47% to $50,089,000 for the six months ended April 1, 2000 as compared to the six months ended April 3, 1999. Our sales growth was driven primarily by increasing demand for the new M-Series line of defibrillators/pacemakers and also reflected additional headcount in both our North America and International sales forces. During the first half of 2000, North American sales increased 41% over the comparable period in 1999. Equipment sales to the hospital and pre-hospital markets increased 61% and 45%, respectively, as compared to the same period in the prior year. International sales increased 76% reflecting widespread geographic growth.

Gross margin for the first half of 2000 was 56.1% compared to 58.9% for the comparable prior year period. The decrease reflected volume pricing on our German Army contract and the change in mix of electrode sales and capital equipment.

Selling and marketing expenses as a percentage of net sales decreased to 30.7% from 32.6%. The decrease in selling and marketing expenses as a percentage of sales reflects leverage from our sales force as we increased sales volume. Selling and marketing expenses increased 38.5% due primarily to an increase in sales force headcount.

General and administrative expenses decreased as a percentage of net sales to 8.3% from 10.1%. The decrease in the general and administrative expenses as a percentage of sales reflects the absorption of relatively fixed operating expenses by increased sales volume. Research and development expenses decreased as a percentage of net sales to 7.5% from 9.8% primarily reflecting the significant increase in sales.

The effective tax rate increased from 27% to 37% for the six months ended April 1, 2000 as compared to the same period in 1999. This increase primarily related to the fact that, prior to our acquisition of Pinpoint Technologies, Inc. in October 1999, the operating results of Pinpoint did not include any provision for income taxes because Pinpoint operated as a Subchapter S corporation for income tax purposes. This increase also resulted as we fullly utilized net operating loss carryforwards from foreign subsidiaries in 1999.

LIQUIDITY AND CAPITAL RESOURCES

Our cash and cash equivalents at April 1, 2000 totaled $63,893,000 compared with $1,821,000 at October 2, 1999. This significant increase reflects the proceeds from a secondary stock offering of 1,725,000 shares of common stock.

Cash used for operating activities for the six months ended April 1, 2000 totaled $2,774,000, while cash used over the same period in 1999 totaled $580,000. The increase in cash used for operations was primarily attributable to an increase in M-Series finished goods inventories reflecting strong product demand and the introduction of new monitoring parameters. In addition, we took advantage of early payment opportunities and reduced the accounts payable balance.

The amount of cash required to fund investing activities increased by $836,000 during the six months ended April 1, 2000 compared to the same period in 1999. The increase primarily reflected the purchase and installation of our new Enterprise Resource Planning information system from Oracle Corporation.

Cash provided by financing activities increased by $68,168,000 during the six months ended April 1, 2000 compared to the same period in 1999. This increase was primarily due to the proceeds from the secondary common stock offering as well as exercise of stock options.

We maintain a working capital line of credit with our bank. Under this working capital line, we may borrow on a demand basis. Currently, we may borrow up to $12,000,000 at an interest rate equal to the bank's base rate (currently 9.0%) or LIBOR plus 2%. The outstanding balance under this line was zero at the end of the second quarter of both fiscal 2000 and 1999.

LEGAL AND REGULATORY AFFAIRS

We are involved in the normal course of our business in various litigation matters and regulatory issues, including product recalls. Although we are unable to determine at the present time the exact amount of any impact in any pending matters, we believe that none of the pending matters will have an outcome material to our financial condition or business.


SAFE HARBOR STATEMENTS

Except for the historical information contained herein, the matters set forth herein are forward looking statements within the meaning of Section 27A of the Securities Act of 1933 as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are subject to certain risks and uncertainties that could cause actual results to differ materially from those set forth in the forward looking statements. Such risks and uncertainties include, but are not limited to: product demand and market acceptance risks, the effect of economic conditions, results of pending or future litigation, the impact of competitive products and pricing, product development and commercialization, technological difficulties, the government regulatory environment and actions, trade environment, capacity and supply constraints or difficulties, the results of financing efforts, actual purchases under agreements, potential warranty issues, the effect of the Company's accounting policies, and those items set forth in the following section entitled "Risk Factors."


RISK FACTORS

IF WE FAIL TO COMPETE SUCCESSFULLY IN THE FUTURE AGAINST EXISTING OR POTENTIAL COMPETITORS, OUR OPERATING RESULTS MAY BE ADVERSELY AFFECTED

Our principal global competitors with respect to our entire cardiac resuscitation equipment product line are Physio-Control Corporation and Agilent Technologies, Inc. Physio-Control is a subsidiary of Medtronic, Inc., a leading medical technology company, and Agilent, which now includes Heartstream, Inc., was formerly part of Hewlett-Packard Company. Physio-Control has been the market leader in the defibrillator industry for over twenty years and has a broader line of product offerings and accessories than we do. As a result of Physio-Control's dominant position in this industry, many potential customers have relationships with Physio-Control that could make it difficult for us to continue to penetrate the markets for our products. In addition, Physio-Control, its parent and Agilent and other competitors each have significantly greater resources than we do. Accordingly, Physio-Control, Agilent and other competitors could substantially increase the resources they devote to the development and marketing of products that are competitive with ours. Moreover, these and other competitors may develop and successfully commercialize medical devices that directly or indirectly accomplish what our products are designed to accomplish in a superior and/or less expensive manner. For example, we expect our competitors to develop and sell devices in the future that will compete directly with our M Series product line and our biphasic waveform technology. As a consequence, such competing medical devices may render our products obsolete.

In addition to external defibrillation and external pacing with cardiac resuscitation equipment, it is possible that other alternative therapeutic approaches to the treatment of sudden cardiac arrest may be developed. These alternative therapies or approaches, including pharmaceutical or other alternatives, could prove to be superior to our products.

Moreover, there is significant competition in the business of developing and marketing software for data collection, billing and data management in the emergency medical system market. Our principal competitors in this business include PAD Systems, Healthware Technologies, Inc., Tritech Software Systems, Inc., Sweet Computer Services, Inc., RAM Software Systems, Inc., Intergraph Corporation and AmbPac, Inc., some of which have greater financial, technical, research and development and marketing resources than we do. In addition, because the barriers to entry in this business are relatively low, additional competitors may easily enter this market in the future. It is possible that systems developed by competitors could be superior to our data management system. Consequently, our ability to sell our data management system could be materially impacted and our financial results could be materially and adversely affected.

OUR OPERATING RESULTS ARE LIKELY TO FLUCTUATE WHICH COULD CAUSE OUR STOCK PRICE TO BE VOLATILE, AND THE ANTICIPATION OF A VOLATILE STOCK PRICE CAN CAUSE GREATER VOLATILITY

Our quarterly and annual operating results have fluctuated and may continue to fluctuate. Various factors have and may continue to affect our operating results, including:


     * high demand for our products which could disrupt our normal factory utilization and cause shipments to occur in uneven patterns;

     *    variations in product orders;

     *    timing of new product introductions;

     * temporary disruptions on buying behavior due to changes in technology (e.g. shift to biphasic technology)

     *    changes in distribution channels;

     * actions taken by our competitors such as the introduction of new products or the offering of sales incentives;

     *    the ability of our sales force to effectively market our products;

     *    supply interruptions from our single source vendors;

     * regulatory actions, including actions taken by the U.S. Food and Drug Administration; and

     *    delays in obtaining domestic or foreign regulatory approvals.

Based on these factors, period-to-period comparisons should not be relied upon as indications of future performance. In addition, in anticipation of less successful quarterly results, parties may take short positions in our stock. The actions of parties shorting our stock might cause even more volatility in our stock price. The volatility of our stock may cause the value of a stockholder's investment to decline rapidly.

WE MAY BE REQUIRED TO IMPLEMENT A COSTLY PRODUCT RECALL

In the event that any of our products proves to be defective, we can voluntarily recall, or the U.S. Food and Drug Administration, the FDA, could require us to redesign or implement a recall of, any of our products. We and our competitors have voluntarily recalled products in the past, and based on this experience, we believe that future recalls could result in significant costs to us and significant adverse publicity which could harm our ability to market our products in the future. Though it is not possible to quantify the economic impact of a recall, it could have a material adverse effect on our business, financial condition and results of operations.

WE CAN BE SUED FOR PRODUCING DEFECTIVE PRODUCTS AND WE MAY BE REQUIRED TO PAY SIGNIFICANT AMOUNTS TO THOSE HARMED IF WE ARE FOUND LIABLE, AND OUR BUSINESS COULD SUFFER FROM ADVERSE PUBLICITY

The manufacture and sale of medical products such as ours entail significant risk of product liability claims. Our quality control standards comply with FDA requirements and we believe that the amount of product liability insurance we maintain is adequate based on past product liability claims in our industry. We cannot assure you, however, that the amount of such insurance will be sufficient to satisfy claims made against us in the future or that we will be able to maintain insurance in the future at satisfactory rates or in adequate amounts. Product liability claims could result in significant costs or litigation. In addition, a successful claim brought against us in excess of our available insurance coverage or any claim that results in significant adverse publicity against us could have a material adverse effect on our business, financial condition and results of operations.

OUR DEPENDENCE ON SOLE AND SINGLE SOURCE SUPPLIERS EXPOSES US TO SUPPLY INTERRUPTIONS THAT COULD RESULT IN PRODUCT DELIVERY DELAYS AND SUBSTANTIAL COSTS TO REDESIGN OUR PRODUCTS

Although we use many standard parts and components for our products, some key components are purchased from sole or single source vendors for which alternative sources are not currently readily available. For example, we currently purchase proprietary components, including capacitors, screens, gate arrays and integrated circuits, for which there are no direct substitutes. Our inability to obtain sufficient quantities of these components may result in future delays or reductions in product shipments which could cause a fluctuation in our results of operations.

These components could be replaced with alternatives from other suppliers, which could involve a redesign of our products. Such redesign could involve considerable time and expense. For example, in 1999, one of our vendors was unable to provide sufficient quantities of screens that were used in our M-Series products. To keep up with the demand for our products, we sought alternative screens from another supplier and redesigned our product accordingly. Redesigning our products resulted in additional costs and delays in the shipment of some of our products. Although we believe we have solved this supply problem, we cannot assure you that we will not have similar supply problems in the future.

OUR RELIANCE ON INDEPENDENT MANUFACTURERS CREATES SEVERAL RISKS THAT COULD RESULT IN PRODUCT DELIVERY DELAYS, INCREASED COSTS AND OTHER ADVERSE EFFECTS ON OUR BUSINESS

We currently engage a small number of independent manufacturers to manufacture several components for our products, including circuit boards, molded plastic components, cables and high voltage assemblies. Our reliance on these independent manufacturers involves a number of risks, including the potential for inadequate capacity, unavailability of, or interruptions in access to, process technologies, and reduced control over delivery schedules, manufacturing yields and costs.

If our manufacturers are unable or unwilling to continue manufacturing our components in required volumes, we will have to transfer manufacturing to acceptable alternative manufacturers whom we have identified, which could result in significant interruptions of supply. Moreover, the manufacture of these components is complex, and our reliance on the suppliers of these components exposes us to potential production difficulties and quality variations, which could negatively impact the cost and timely delivery of our products. Accordingly, any significant interruption in the supply, or degradation in the quality, of any component would have a material adverse effect on our business, financial condition and results of operations.

FAILURE TO PRODUCE NEW PRODUCTS OR OBTAIN MARKET ACCEPTANCE FOR OUR NEW PRODUCTS IN A TIMELY MANNER COULD HARM OUR BUSINESS

Because substantially all of our revenue comes from the sale of cardiac resuscitation devices and related products, our financial performance will depend upon market acceptance of, and our ability to deliver and support, new products such as upgrades to the M Series defibrillator, a product for the public access defibrillation market and an integrated product for the emergency medical system data management market. We cannot assure you that we will be able to produce viable products in the time frames we currently estimate. Factors which could cause delay in these schedules or even cancellation of our projects to produce and market these new products include research and development delays, the actions of our competitors producing competing products and the actions of other parties who may provide alternative therapies or solutions which could reduce or eliminate the markets for pending products.

     The degree of market acceptance of any of our products will depend on a number of factors, including:

     * our ability to develop and introduce new products in the time frames we currently estimate;

     *    our ability to successfully implement new product technologies;

     * the market's readiness to accept new products such as our M Series defibrillators and data management products;

     * the standardization of an automated platform for data management systems;

     * having adequate financial and technical resources for future product development and promotion;

     *    the efficacy of our products; and

     * the prices of our products compared to the prices of our competitors' products.

If our new products do not achieve market acceptance, our financial performance will be adversely affected.

WE MAY NOT BE ABLE TO OBTAIN APPROPRIATE REGULATORY APPROVALS FOR OUR NEW
PRODUCTS

The manufacture and sale of our products are subject to regulation by numerous governmental authorities, principally the FDA and corresponding state and foreign agencies. The FDA administers the Federal Food, Drug and Cosmetic Act, as amended, and the rules and regulations promulgated thereunder. Some of our products have been classified by the FDA as Class II devices and others, such as our automated external defibrillators, have been classified as Class III devices. All of these devices must secure either a 510(k) pre-market notification clearance or an approved pre-market approval application before they can be introduced into the U.S. market. The process of obtaining 510(k) clearance typically takes several months and may involve the submission of limited clinical data supporting assertions that the product is substantially equivalent to another medical device on the market prior to 1976. The pre-market approval process typically requires substantially more time than does 510(k) clearance and requires the submission of significant quantities of clinical data and supporting information. Delays in obtaining either 510(k), or if necessary, pre-market approval clearance could have an adverse effect on the introduction of future products. Moreover, approvals, if granted, may limit the uses for which a product may be marketed, which could reduce or eliminate the commercial benefit of manufacturing any such product.

We are also subject to regulation in each of the foreign countries in which we sell products. Many of the regulations applicable to our products in such countries are similar to those of the FDA. However, the national health or social security organizations of certain countries require our products to be qualified before they can be marketed in those countries. We cannot assure you that such clearances will be obtained.

IF WE FAIL TO COMPLY WITH APPLICABLE REGULATORY LAWS AND REGULATIONS, THE FDA COULD EXERCISE ANY OF ITS REGULATORY POWERS THAT COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS

Every company that manufactures or assembles medical devices is required to register with the FDA and to adhere to certain good manufacturing practices, which regulate the manufacture of medical devices and prescribe record keeping procedures and provide for the routine inspection of facilities for compliance with such regulations. The FDA also has broad regulatory powers in the areas of clinical testing, marketing and advertising of medical devices. To ensure that manufacturers adhere to good manufacturing practices, medical device manufacturers are routinely subject to periodic inspections by the FDA. If the FDA believes that a company may not be operating in compliance with applicable laws and regulations, it could take any of the following actions:

     *    place the company under observation and reinspect the facilities;

     *    issue a warning letter apprising of violative conduct;

     *    detain or seize products;

     *    mandate a recall;

     *    enjoin future violations; and

     * assess civil and criminal penalties against the company, its officers or its employees.

We, like most of our U.S. competitors, have received warning letters from the FDA in the past, and may receive warning letters in the future. We have always complied with the warning letters we have received. However, our failure to comply with FDA regulations could result in sanctions being imposed on us, including restrictions on the marketing or recall of our products. These sanctions could have a material adverse effect on our business.

WE ARE DEPENDENT UPON LICENSED AND PURCHASED TECHNOLOGY FOR UPGRADEABLE FEATURES IN OUR PRODUCTS, AND WE MAY NOT BE ABLE TO RENEW THESE LICENSES OR PURCHASE AGREEMENTS IN THE FUTURE

We license and purchase technology from third parties for upgradeable features in our products, including 12 lead analysis program and pulse oximetry technologies. We anticipate that we will need to license and purchase additional technology to remain competitive. We may not be able to renew our existing licenses and purchase agreements or to license and purchase other technologies on commercially reasonable terms or at all. If we are unable to renew our existing licenses and purchase agreements or we are unable to license or purchase new technologies, we may not be able to offer competitive products.

FUTURE CHANGES IN APPLICABLE LAWS AND REGULATIONS COULD HAVE AN ADVERSE EFFECT ON OUR BUSINESS

Although we are not aware of any pending changes in applicable laws and regulations, we cannot assure you that federal, state or foreign governments will not change existing laws or regulations or adopt new laws or regulations that regulate our industry. Changes in or adoption of new laws or regulations could result in the following consequences that would have an adverse effect on our business:

     * regulatory clearance previously received for our products could be revoked;

     *    costs of compliance could increase; or

     * we may be unable to comply with such laws and regulations so that we would be unable to sell our products.

CHANGES IN THE HEALTH CARE INDUSTRY MAY REQUIRE US TO DECREASE THE SELLING PRICE FOR OUR PRODUCTS OR COULD RESULT IN A REDUCTION IN THE SIZE OF THE MARKET FOR OUR PRODUCTS, EACH OF WHICH COULD HAVE A NEGATIVE IMPACT ON OUR FINANCIAL PERFORMANCE

Trends toward managed care, health care cost containment, and other changes in government and private sector initiatives in the United States and other countries in which we do business are placing increased emphasis on the delivery of more cost-effective medical therapies which could adversely affect the sale and/or the prices of our products. For example:

     * major third-party payers of hospital services, including Medicare, Medicaid and private health care insurers, have substantially revised their payment methodologies during the last few years which has resulted in stricter standards for reimbursement of hospital charges for certain medical procedures;

     * Medicare, Medicaid and private health care insurer cutbacks could create downward price pressure in the cardiac resuscitation pre-hospital market;

     * proposals were adopted recently that will change the reimbursement procedures for the capital expenditure portion of the cost of providing care to Medicare patients;

     * numerous legislative proposals have been considered that would result in major reforms in the U.S. health care system that could have an adverse effect on our business;

     * there has been a consolidation among health care facilities and purchasers of medical devices in the United States who prefer to limit the number of suppliers from whom they purchase medical products, and these entities may decide to stop purchasing our products or demand discounts on our prices;

     * there is economic pressure to contain health care costs in international markets;

     * there are proposed and existing laws and regulations in domestic and international markets regulating pricing and profitability of companies in the health care industry; and

     * there have been recent initiatives by third party payers to challenge the prices charged for medical products which could affect our ability to sell products on a competitive basis.

Both the pressure to reduce prices for our products in response to these trends and the decrease in the size of the market as a result of these trends could adversely affect our levels of revenues and profitability of sales, which could have a material adverse effect on our business.

UNCERTAIN CUSTOMER DECISION PROCESSES MAY RESULT IN LONG SALES CYCLES WHICH COULD RESULT IN UNPREDICTABLE FLUCTUATIONS IN REVENUES AND DELAY THE REPLACEMENT OF CARDIAC RESUSCITATION DEVICES

Many of the customers in the pre-hospital market consist of municipal fire and emergency medical systems departments. As a result, there are numerous decision-makers and governmental procedures in the decision-making process. In addition, decisions at hospitals concerning the purchase of new medical devices are sometimes made on a department-by-department basis. Accordingly, we believe the purchasing decisions of many of our customers may be characterized by long decision-making processes, which have resulted in and may continue to result in long sales cycles for our products. For example, the sales cycles for cardiac resuscitation products typically have been between six to nine months, although some sales efforts have taken as long as two years.

OUR INTERNATIONAL SALES EXPOSE OUR BUSINESS TO A VARIETY OF RISKS THAT COULD RESULT IN SIGNIFICANT FLUCTUATIONS IN OUR RESULTS OF OPERATIONS

Approximately 20% of our sales in fiscal 1999 were made to foreign purchasers, particularly in countries located in Europe and Asia, and we plan to increase the sale of our products to foreign purchasers in the future. As a result, a significant portion of our sales is and will continue to be subject to the risks of international business, including:

     *    fluctuations in foreign currencies;

     *    trade disputes;

     *    changes in regulatory requirements, tariffs and other barriers;

     * the possibility of quotas, duties, taxes or other changes or restrictions upon the importation or exportation of the products being implemented by the United States or these foreign countries;

     *    timing and availability of import/export licenses;

     *    political and economic instability;

     *    difficulties in accounts receivable collections;

     *    difficulties in managing laws;

     * increased tax exposure if our revenues in foreign countries are subject to taxation by more than one jurisdiction;

     * accepting customer purchase orders governed by foreign laws which may differ significantly from U.S. laws and limit our ability to enforce our rights under such agreements and to collect damages, if awarded; and

     * the general economies of these countries in which we transact business.

As international sales become a larger portion of our total sales, these risks could create significant fluctuations in our results of operations. In addition, these risks could affect our ability to resell trade-in products to domestic distributors, who in turn often resell the trade-in products in international markets. Our inability to sell trade-in products might require us to offer lower trade-in values, which might impact our ability to sell new products to customers desiring to trade in older models and then purchase newer products.

FLUCTUATIONS IN CURRENCY EXCHANGE RATES MAY ADVERSELY AFFECT OUR INTERNATIONAL SALES

Our revenue from international operations can be denominated in or significantly influenced by the currency and general economic climate of the country in which we make sales. A decrease in the value of such foreign currencies relative to the U.S. dollar could result in downward price pressure for our products or losses from currency exchange rate fluctuations. As we continue to expand our international operations, downward price pressure and exposure to gains and losses on foreign currency transactions may increase. We may choose to limit such exposure by entering into forward-foreign exchange contracts or engaging in similar hedging strategies. We cannot assure you that any currency exchange strategy would be successful in avoiding losses due to exchange rate fluctuations, or that the failure to manage currency risks effectively would not have a material adverse effect on our business, financial condition, cash flows, and results of operations.

WE MAY FAIL TO ADEQUATELY PROTECT OR ENFORCE OUR INTELLECTUAL PROPERTY RIGHTS OR SECURE RIGHTS TO THIRD PARTY PATENTS, AND OUR COMPETITORS CAN USE SOME OF OUR PREVIOUSLY PROPRIETARY TECHNOLOGY

Our success will depend in part on our ability to obtain and maintain patent protection for our products, methods, processes and other technologies, to preserve our trade secrets and to operate without infringing the proprietary rights of third parties. To date, we have been issued 21 U.S. patents for our various inventions and technologies. Additional patent applications have been filed with the U.S. Patent and Trademark Office and are currently pending. The patents that have been granted to us are for a definitive period of time and will expire. We have filed certain corresponding foreign patent applications and intend to file additional foreign and U.S. patent applications as appropriate. We cannot assure you as to:

     * the degree and range of protection any patents will afford against competitors with similar products;

     *    if and when patents will be issued;

     * whether or not others will obtain patents claiming aspects similar to those covered by our patent applications;

     * whether or not competitors will use information contained in our expired patents, such as our U.S. pacing system patent which will expire in 2000;

     * whether or not others will design around our patents or obtain access to our know-how; or

     * the extent to which we will be successful in avoiding any patents granted to others.

For example, we have patents and pending patent applications for our proprietary biphasic technology. Our competitors could develop biphasic technology that has comparable or superior clinical efficacy to our biphasic technology if our patents do not adequately protect our technology, our competitors are able to obtain patents claiming aspects similar to our biphasic technology or our competitors can design around our patents.

If certain patents issued to others are upheld or if certain patent applications filed by others issue and are upheld, we may be:

     * required to obtain licenses or redesign our products or processes to avoid infringement;

     *    prevented from practicing the subject matter claimed in those patents;
          or

     *    required to pay damages.

Litigation or administrative proceedings, including interference proceedings before the U.S. Patent and Trademark Office, related to intellectual property rights could be brought against us or be initiated by us. Any judgment adverse to us in any litigation or other proceeding arising in connection with a patent or patent application could materially and adversely affect our business, financial condition and results of operations. In addition, the costs of any such proceeding may be substantial whether or not we are successful.

Our success is also dependent upon the skills, knowledge and experience, none of which is patentable, of our scientific and technical personnel. To help protect our rights, we require all employees, consultants and advisors to enter into confidentiality agreements, which prohibit the disclosure of confidential information to anyone outside of our company and require disclosure and assignment to us of their ideas, developments, discoveries and inventions. We cannot assure you, however, that these agreements will provide adequate protection for our trade secrets, know-how or other proprietary information in the event of any unauthorized use or disclosure of the lawful development by others of such information.

RELIANCE ON OVERSEAS VENDORS FOR SOME OF THE COMPONENTS FOR OUR PRODUCTS EXPOSES US TO INTERNATIONAL BUSINESS RISKS, WHICH COULD HAVE AN ADVERSE EFFECT ON OUR BUSINESS

Some of the components we use in our products are acquired from foreign manufacturers, particularly countries located in Europe and Asia. As a result, a significant portion of our purchases of components is subject to the risks of international business. The failure to obtain these components as a result of any of these risks can result in significant delivery delays of our products, which could have an adverse effect on our business.

WE RELY HEAVILY ON SEVERAL EMPLOYEES WHO MAY LEAVE, AND TIGHT LABOR MARKETS MAY MAKE IT DIFFICULT TO RECRUIT EMPLOYEES

Our future operating results will depend in part upon the contributions of the persons who will serve in senior management positions and the continued contributions of key technical personnel, some of who would be difficult to replace. In addition, our future success will depend in part upon our ability to attract and retain highly qualified personnel, particularly product design engineers. Increasingly tight labor markets could make it more difficult and/or expensive to recruit and retain employees in a cost effective manner. There can be no assurance that such key personnel will remain in our employment or that we will be successful in hiring qualified personnel. Any loss of key personnel or the inability to hire or retain qualified personnel could have a material adverse effect on our business, financial condition and results of operations.

WE MAY ACQUIRE OTHER BUSINESSES, AND WE MAY HAVE DIFFICULTY INTEGRATING THESE BUSINESSES OR GENERATING AN ACCEPTABLE RETURN FROM ACQUISITIONS

We may attempt to acquire or make strategic investments in businesses and other assets. Such acquisitions will involve risks, including:

     * the inability to achieve the strategic and operating goals of the acquisition;

     *    the inability to raise the required capital to fund the acquisition;

     *    difficulty in assimilating the acquired operations and personnel;

     *    disruption of our ongoing business; and

     * inability to successfully incorporate acquired technology into our existing product lines and maintain uniform standards, controls, procedures and policies.

PROVISIONS IN OUR CHARTER DOCUMENTS, OUR SHAREHOLDER RIGHTS AGREEMENT AND STATE LAW MAY MAKE IT HARDER FOR OTHERS TO OBTAIN CONTROL OF ZOLL EVEN THOUGH SOME STOCKHOLDERS MIGHT CONSIDER SUCH A DEVELOPMENT TO BE FAVORABLE

Our board of directors has the authority to issue up to 1,000,000 shares of undesignated preferred stock and to determine the rights, preferences, privileges and restrictions of such shares without further vote or action by our stockholders. The rights of the holders of common stock will be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that may be issued in the future. The issuance of preferred stock could have the effect of making it more difficult for third parties to acquire a majority of our outstanding voting stock.

In addition, our restated articles of organization provide for staggered terms for the members of the board of directors which could delay or impede the removal of incumbent directors and could make a merger, tender offer or proxy contest involving the Company more difficult. Our restated articles of organization, restated by-laws and applicable Massachusetts law also impose various procedural and other requirements that could delay or make a merger, tender offer or proxy contest involving us more difficult.

In addition, we have implemented a so-called poison pill by adopting our shareholders rights agreement. This poison pill significantly increases the costs that would be incurred by an unwanted third party acquirer if such party owns or announces its intent to commence a tender offer for more than 15% of our outstanding common stock. The existence of this poison pill could delay, deter or prevent a takeover of ZOLL.

All of these provisions could limit the price that investors might be willing to pay in the future for shares of our common stock which could preclude our shareholders from recognizing a premium over the prevailing market price of our stock.

WE HAVE ONLY ONE MANUFACTURING FACILITY FOR EACH OF OUR MAJOR PRODUCTS AND ANY DAMAGE OR INCAPACITATION OF EITHER OF THE FACILITIES COULD IMPEDE OUR ABILITY TO PRODUCE THESE PRODUCTS

We have only one manufacturing facility, which produces defibrillators and one separate manufacturing facility which produces electrodes. Damage to either facility could render us unable to manufacture the relevant product or require us to reduce the output of products at the damaged facility. This could materially and adversely impact our business, financial condition and results of operations.

OUR CURRENT AND FUTURE INVESTMENTS MAY LOSE VALUE IN THE FUTURE

We have made a $2.0 million investment in LifeCor, Inc., a development stage company, and may in the future invest in the securities of other companies and participate in joint venture agreements. This investment and future investments are subject to the risks that the entities in which we invest will become bankrupt or lose money. Investing in securities involves risks and no assurance can be made as to the profitability of any investment. Our inability to identify profitable investments could adversely affect our financial condition and results of operations. Unless we hold a majority position in an investment or joint venture, we will not be able to control all of the activities of the companies in which we invest or the joint ventures in which we are participating. Because of this, such entities may take actions against our wishes and not in furtherance of, and even opposed to, our business plans and objectives. These investments are also subject to the risk of impasse if no one party exercises ultimate control over the business decisions.

WE MAY EXPERIENCE SHORT TERM OPERATING FLUCTUATIONS AS WE INTRODUCE OUR NEW BIPHASIC TECHNOLOGY

While we believe our biphasic technology offers substantial opportunity for future growth, there can be no guarantee that this will occur. In addition, in the short term, an industry shift towards biphasic technology could cause a lengthening of buying cycles, take additional sales time, and reduce the salability of existing inventory and trade-in products. This risk related to a shift towards biphasic technology could also be affected by uncertainty of the governing bodies' recommendations of biphasic technology.

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

Item 2.        Changes in Securities.

               In October 1999, a wholly owned subsidiary of the Company was merged into Pinpoint Technologies, Inc. Pursuant to this merger, the Company issued 433,000 shares of its common stock to the stockholders of Pinpoint. The Company also issued 3,000 shares of its common stock as consideration for non-competition agreements entered into by certain officers of Pinpoint. The Company relied upon the exemption from registration under Section 4 (2) of the Securities Act.

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

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 16, 2000.







                                                        ZOLL MEDICAL CORPORATION
                                                                    (Registrant)




Date:   May 16, 2000            By:  /s/  Richard  A. Packer
                                ------------------------------------------------
                                Richard A. Packer, Chairman and Chief Executive
                                Officer
                                (Principal Executive Officer)





Date:   May 16, 2000            By:  /s/  A. Ernest Whiton
                                ------------------------------------------------
                                A. Ernest Whiton, Vice President of
                                Administration and Chief Financial Officer
                                (Principal Financial and Accounting Officer)