Form 10-Q
period 2000-07-01
ZOLL MEDICAL CORPORATION
filed 2000-08-14
CIK 887568

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934.
      FOR THE THREE MONTH PERIOD FROM APRIL 2, 2000 TO JULY 1, 2000.
      or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

      For the transition period from _____to_____.


                         Commission file number 0-20225


                            ZOLL MEDICAL CORPORATION
                            ------------------------
             (Exact name of registrant as specified in its charter)


     MASSACHUSETTS                                  04-2711626
     --------------------------------               ---------------------
     (State or other jurisdiction                   (IRS Employer
     of incorporation or organization)              Identification number)

     32 SECOND AVENUE, BURLINGTON, MA               01803-4420
     ----------------------------------------       ----------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                      ---    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock:

                 Class                          Outstanding at August 1, 2000
      Common Stock, $.02 par value                        8,782,401


                       This document consists of 20 pages.

                            ZOLL MEDICAL CORPORATION

                                      INDEX


                                                                        PAGE NO.
PART I. FINANCIAL INFORMATION

ITEM 1.   Financial Statements:

          Consolidated Balance Sheets (unaudited)
          July 1, 2000 and October 2, 1999                                  3

          Consolidated Income Statements (unaudited)
          Three Months and Nine Months Ended July 1, 2000
          and July 3, 1999                                                  4

          Consolidated Statements of Cash Flows (unaudited)
          Nine Months Ended July 1, 2000 and July 3, 1999                   5

          Notes to Consolidated Financial Statements (unaudited)            6

ITEM 2.   Management's Discussion and Analysis of Results of Operations
          and Financial Condition                                           7

ITEM 3.   Quantitative and Qualitative Disclosure About Market Risk        17

PART II.  OTHER INFORMATION

ITEM 1.   Legal Proceedings                                                18

ITEM 2.   Changes in Securities                                            18

ITEM 3.   Defaults Upon Senior Securities                                  18

ITEM 4.   Submission of Matters to a Vote of Security-Holders              18

ITEM 5.   Other Information                                                18

ITEM 6.   Exhibits and Reports on Form 8-K                                 18

          Signatures                                                       19

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                            ZOLL MEDICAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)
                                   (Unaudited)

                                                     JULY 1,          OCTOBER 2,
                                                      2000               1999
                                                     -------          ----------

            ASSETS

Current assets:
  Cash and cash equivalents                          $ 19,245           $ 1,821
  Marketable securities                                40,470                --
  Accounts receivable, less allowance
    of $1,933 at July 1, 2000 and $2,096
    at October 2, 1999                                 30,794            25,464
  Inventories:
    Raw materials                                       7,662             5,332
    Work-in-process                                     3,264             2,623
    Finished goods                                      6,976             5,241
                                                     --------           -------
                                                       17,902            13,196
  Prepaid expenses and other current assets             2,384             2,296
                                                     --------           -------
    Total current assets                              110,795            42,777
Property and equipment, at cost:
  Land and building                                     3,432             3,432
  Machinery and equipment                              17,103            15,382
  Construction in progress                                760               477
  Tooling                                               5,087             2,695
  Furniture and fixtures                                1,110               883
  Leasehold improvements                                  922               737
                                                     --------           -------
                                                       28,414            23,606
    Less accumulated depreciation                      13,584            10,875
                                                     --------           -------
  Net property and equipment                           14,830            12,731
Other assets, net                                       4,695             4,179
                                                     --------           -------
                                                     $130,320           $59,687
                                                     ========           =======
            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                   $  6,901           $ 8,404
  Accrued expenses and other liabilities                3,881             6,389
  Current maturities of long-term debt                     90               164
  Deferred revenue                                        512             1,092
                                                     --------           -------
    Total current liabilities                          11,384            16,049
Deferred income taxes                                     347               347
Long term debt                                            288             2,069
Commitments and contingencies
Stockholders' equity
  Preferred stock, $.01 par value, authorized 1,000
    shares, none issued and outstanding
  Common stock, $.02 par value, authorized 19,000
    shares, 8,782 and 6,772 issued and outstanding
    at July 1, 2000 and October 2, 1999,
    respectively                                          176               136
  Capital in excess of par value                       93,973            22,439
  Retained earnings                                    24,152            18,647
                                                     --------           -------
    Total stockholders' equity                        118,301            41,222
                                                     --------           -------
                                                     $130,320           $59,687
                                                     ========           =======



           See notes to unaudited consolidated financial statements.

                            ZOLL MEDICAL CORPORATION
                         CONSOLIDATED INCOME STATEMENTS
                      (in thousands, except per share data)
                                   (Unaudited)


                                          THREE MONTHS ENDED          NINE MONTHS ENDED
                                     ---------------------------   -------------------------
                                     JULY 1, 2000   JULY 3, 1999   JULY 1, 2000 JULY 3, 1999
                                     ------------   ------------   ------------ ------------


Net sales                               $27,442        $20,812       $77,531       $54,809
Cost of goods sold                       12,327          8,498        34,299        22,469
                                        -------        -------       -------       -------
Gross profit                             15,115         12,314        43,232        32,340

Expenses:
  Selling and marketing                   7,546          6,314        22,913        17,409
  General and administrative              2,209          2,047         6,345         5,473
  Research and development                2,100          1,880         5,857         5,226
                                        -------        -------       -------       -------
    Total expenses                       11,855         10,241        35,115        28,108
                                        -------        -------       -------       -------
Income from operations                    3,260          2,073         8,117         4,232
Investment and other income                 812             16         1,125           126
Interest expense                             35             53           210            93
                                        -------        -------       -------       -------
Income before income taxes                4,037          2,036         9,032         4,265
Provision for income taxes                1,494            502         3,342         1,093
Net income                              $ 2,543        $ 1,534       $ 5,690       $ 3,172
                                        =======        =======       =======       =======
Basic earnings per common share         $  0.29        $  0.23       $  0.75       $  0.48
                                        =======        =======       =======       =======
Weighted average common shares
  outstanding                             8,694          6,655         7,635         6,640

Diluted earnings per common and
  common equivalent share               $  0.28        $  0.22       $  0.72       $  0.46
                                        =======        =======       =======       =======

Weighted average number of common
  and common equivalent shares
  outstanding                             9,031          6,890         7,946         6,825

Proforma information (Note 2):

                                         Actual       Proforma*       Actual      Proforma*
                                        -------       --------       -------      --------
  Historical income before
   income taxes                         $ 4,037        $ 2,036       $ 9,032       $ 4,265
  Incremental operating costs*               --             65            --           195
                                        -------        -------       -------       -------
  Income before income taxes              4,037          1,971         9,032         4,070
  Provision for income taxes*             1,494            681         3,342         1,396
                                        -------        -------       -------       -------
  Net income                            $ 2,543        $ 1,290       $ 5,690       $ 2,674
                                        =======        =======       =======       =======
  Diluted earnings per share            $  0.28        $  0.19       $  0.72       $  0.39
                                        =======        =======       =======       =======


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

                            ZOLL MEDICAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)


                                                        NINE MONTHS ENDED
                                                    --------------------------
                                                    JULY 1,            JULY 3,
                                                       2000               1999
                                                    -------            -------
OPERATING ACTIVITIES:
  Net income                                        $  5,690           $  3,172

Charges not affecting cash:
  Depreciation and Amortization                        3,017              2,153
Changes in assets and liabilities:
  Accounts receivable                                 (5,330)            (7,422)
  Inventories                                         (4,706)            (1,730)
  Prepaid expenses and other current assets              (88)             1,239
  Accounts payable and accrued expenses (1)           (1,639)             1,021
  Deferred Revenue                                      (580)              (133)
                                                    --------           --------
    Cash used for operating activities                (3,636)            (1,700)

INVESTING ACTIVITIES:
  Purchase of marketable securities                  (44,226)                --
  Sale of marketable securities                        3,756                 --
  Additions to property and equipment                 (5,220)            (3,076)
  Other assets                                          (412)              (108)
                                                    --------           --------
    Cash used for investing activities               (46,102)            (3,184)

FINANCING ACTIVITIES:
  Exercise of stock options                            2,101                286
  Distributions to stockholders                         (185)            (1,154)
  Contributions from stockholders                         --                550
  Issuance of common stock                            67,101                 --
  Proceeds from credit line                               --                836
  Repayment of long-term debt                         (1,855)              (143)
                                                    --------           --------
    Cash provided by financing activities             67,162                375
                                                    --------           --------

    Net increase (decrease) in cash                   17,424             (4,509)

  Cash and cash equivalents at beginning of year       1,821              5,521
                                                    --------           --------

  Cash and cash equivalents at end of period         $19,245           $  1,012
                                                     =======           ========


(1) Includes payment of approximately $880,000 of accounts payable during the first quarter of fiscal 2000 related to the 1999 purchase of our new Enterprise Resource Planning information technology system from Oracle Corporation.


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

   Cash paid during the period:
      Income taxes                                   $ 4,243           $    390
      Interest                                           210                 93



           See notes to unaudited consolidated financial statements.

                            ZOLL MEDICAL CORPORATION
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. The Consolidated Balance Sheet as of July 1, 2000, the Consolidated Income Statements for the three months and for the nine months ended July 1, 2000 and July 3, 1999, and the Consolidated Statements of Cash Flows for the nine months ended July 1, 2000 and July 3, 1999 are unaudited, but in the opinion of management include all adjustments, consisting of normal recurring items, necessary for a fair presentation of results for these interim periods. The results for the interim periods are not necessarily indicative of results to be expected for the entire year.

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

     In order to make operating and strategic decisions, ZOLL's chief operating decision maker evaluates revenue performance based on the worldwide revenues of each segment and, due to shared infrastructures, profitability based on an enterprise-wide basis. Net sales by segment were as follow:

    (000's omitted)


                                           THREE MONTHS ENDED                   NINE MONTHS ENDED
                                         ------------------------           ------------------------
                                         JULY 1,          JULY 3,           JULY 1,          JULY 3,
                                          2000             1999              2000             1999
                                         -------          -------           -------          -------

Hospital Market - North America          $10,054         $ 7,994            $29,798          $20,295

Pre hospital Market - North America        7,013           5,690             17,987           13,261

Other - North America                      4,071           3,820             12,025           11,462

International Market                       6,304           3,308             17,721            9,791
                                         -------         -------            -------          -------
                                         $27,442         $20,812            $77,531          $54,809
                                         =======         =======            =======          =======

     The Company reports assets on a consolidated basis to the chief operating decision maker.

     Geographic information: Net sales by major geographical area, determined on the basis of destination of the goods, are as follow:

   (000's omitted)

                                           THREE MONTHS ENDED                   NINE MONTHS ENDED
                                         ------------------------           ------------------------
                                         JULY 1,          JULY 3,           JULY 1,          JULY 3,
                                          2000             1999              2000             1999
                                         -------          -------           -------          -------

United States                            $19,894         $17,071            $56,785          $44,329

Foreign                                    7,548           3,741             20,746           10,480
                                         -------         -------            -------          -------
                                         $27,442         $20,812            $77,531          $54,809
                                         =======         =======            =======          =======


5. During the second quarter, the Company completed a secondary offering of 1,725,000 shares of common stock in exchange for net proceeds of approximately $67 million after deducting approximately $5 million for underwriters discounts and other expenses incurred for the offering.

6. Investments in equity and debt securities are classified as available for sale. Available for sale securities are carried at fair value, with unrealized gain and losses, net of tax, reported in a separate component of stockholders' equity. Available for sale securities consisted primarily of debt securities issued by the U.S. Treasury and asset backed securities.

7. The shares used for calculating basic earnings per common share were the average shares outstanding and the shares used for calculating diluted earnings per share were the average shares outstanding and the dilutive effect of stock options.

8. Pending Accounting Pronouncement: In 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) 101, Revenue Recognition in Financial Statements, which must be adopted no later than the fourth fiscal quarter of the fiscal year beginning after December 15, 1999. The Company is currently evaluating the effects of implementing this SAB.

9. The information contained in the interim financial statements should be read in conjunction with the Company's audited financial statements as of and for the year ended October 2, 1999 included in its Form S-3 filed with the Securities and Exchange Commission on February 22, 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

THREE MONTHS ENDED JULY 1, 2000 COMPARED TO THREE MONTHS ENDED JULY 3, 1999

Our net sales increased 32% to $27.4 million for the three months ended July 1, 2000. Our sales growth was driven primarily by increasing demand for the new M-Series line of defibrillators/pacemakers. Sales growth also reflected additional headcount in our North American and International sales forces. We experienced significant growth in all major equipment segments of our business. During the third quarter of 2000, North American sales increased 21% as compared to the comparable period in 1999.

Equipment sales to the hospital market increased 26% as compared to the same period in the prior year. However, the growth rate in this segment slowed compared to the previous several quarters, reflecting: 1) a comparison to a larger historical base, 2) relatively slow growth of the total US hospital market to which we are selling, and 3) our recent hospital sales force emphasis on marketing biphasic to hospital influence leaders. Equipment sales to the US pre hospital market grew 23%. Growth was driven by increasing market penetration of the M Series into the ALS portion of the market. International sales increased 91%, reflecting widespread geographic growth and the inclusion of a large shipment to the German Army.

Gross margin for the third quarter of 2000 was 55.1% compared to 59.2% for the comparable prior year quarter. The reduction in gross margin reflected volume pricing of the German Army shipment as well as an increase in the rate of growth of the capital equipment business, which exceeded the growth rate of higher margin electrode and data management products.

Selling and marketing expenses as a percentage of net sales decreased to 27.5% from 30.3%. The decrease in selling and marketing expenses as a percentage of sales reflects leverage from our sales force as we increased sales volume. Selling and marketing expenses increased 19.5% due to an increase in sales force headcount and related expenses.

General and administrative expenses decreased as a percentage of net sales to 8.0% from 9.8%. The decrease in the general and administrative expenses as a percentage of sales reflects the absorption of relatively fixed operating expenses by increased sales volume. General and administrative expenses increased 7.9% over the prior period reflecting expenditures to support our growing operations, including consulting costs related to the installation of our new ERP information system.

Research and development expenses decreased as a percentage of net sales to 7.7% from 9.0% reflecting primarily the significant increase in sales. Research and development expenses increased 11.7% over the comparable prior year quarter reflecting continued development of our cardiac resuscitation equipment.

The effective tax rate increased from 25% to 37% for the three months ended July 1, 2000 as compared to the same period in 1999. This increase primarily related to the fact that, prior to our acquisition of Pinpoint Technologies, Inc. in October 1999, the operating results of Pinpoint did not include any provision for income taxes because Pinpoint operated as a Subchapter S corporation for income tax purposes. This increase also resulted from fully utilizing net operating loss carryforwards from foreign subsidiaries in 1999.


NINE MONTHS ENDED JULY 1, 2000 COMPARED TO NINE MONTHS ENDED JULY 3, 1999

Our net sales increased 41% to $77.5 million for the nine months ended July 1, 2000 as compared to the nine months ended July 3, 1999. Our sales growth was driven primarily by increasing demand for the new M-Series line of defibrillators/pacemakers and also reflected additional headcount in both our North America and International sales forces. During the first nine months of 2000, North American sales increased 33% over the comparable period in 1999. Equipment sales to the hospital and pre hospital markets increased 47% and 36%, respectively, as compared to the same period in the prior year. International sales increased 81% reflecting widespread geographic growth and shipments of primary AEDs to the Germany Army.

Gross margin for the nine months ended July 1, 2000 was 55.8% compared to 59.0% for the comparable prior year period. The decrease reflected volume pricing on our German Army contract and the change in mix of electrode and data management sales and capital equipment.

Selling and marketing expenses as a percentage of net sales decreased to 29.6% from 31.8%. The decrease in selling and marketing expenses as a percentage of sales reflects leverage from our sales force as we increased sales volume. Selling and marketing expenses increased 31.6% due primarily to an increase in sales force headcount.

General and administrative expenses decreased as a percentage of net sales to 8.2% from 10.0%. The decrease in the general and administrative expenses as a percentage of sales reflects the absorption of relatively fixed operating expenses by increased sales volume. Research and development expenses decreased as a percentage of net sales to 7.6% from 9.5% primarily reflecting the significant increase in sales.

The effective tax rate increased from 26% to 37% for the nine months ended July 1, 2000 as compared to the same period in 1999. This increase primarily related to the fact that, prior to our acquisition of Pinpoint Technologies, Inc. in October 1999, the operating results of Pinpoint did not include any provision for income taxes because Pinpoint operated as a Subchapter S corporation for income tax purposes. This increase also resulted as we fully utilized net operating loss carryforwards from foreign subsidiaries in 1999.

LIQUIDITY AND CAPITAL RESOURCES

Our cash and cash equivalents at July 1, 2000 totaled $19.2 million compared with $1.8 million at October 2, 1999. In addition, we had marketable securities amounting to $40.5 million at July 1, 2000. This significant increase in liquidity reflects the proceeds from a secondary stock offering of 1,725,000 shares of common stock during the second quarter of 2000.

Cash used for operating activities for the nine months ended July 1, 2000 totaled $3.6 million, while cash used over the same period in 1999 totaled $1.7 million. The increase in cash used for operations was primarily attributable to an increase in inventories reflecting strong product demand and the introduction of new monitoring parameters. In addition, we paid approximately $4.2 million in income taxes during the third quarter of 2000 and reduced the accounts payable balance. A portion of this reduction reflected the payment of $880,000 of accounts payable during the first quarter of fiscal 2000 related to the 1999 purchase of our new Enterprise Resource Planning information system.

The amount of cash required to fund investing activities amounted to $46.1 million during the nine months ended July 1, 2000 compared to $3.2 million during same period in 1999. This increase resulted primarily from the cash used to purchase marketable securities. It also reflected purchase and installation of our new Enterprise Resource Planning information system from Oracle Corporation.

Cash provided by financing activities increased by $66.8 million during the nine months ended July 1, 2000 compared to the same period in 1999. This increase was primarily due to the proceeds from the secondary common stock offering and reflected the exercise of stock options. We also used $1.9 million to repay long term debt.

We maintain a working capital line of credit with our bank. Under this working capital line, we may borrow on a demand basis. Currently, we may borrow up to $12.0 million at an interest rate equal to the bank's base rate (currently 9.5%) or LIBOR plus 2%. The outstanding balance under this line was zero at the end of the third quarter of fiscal 2000.

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

RISK FACTORS

IF WE FAIL TO COMPETE SUCCESSFULLY IN THE FUTURE AGAINST EXISTING OR POTENTIAL COMPETITORS, OUR OPERATING RESULTS MAY BE ADVERSELY AFFECTED

Our principal global competitors with respect to our entire cardiac resuscitation equipment product line are Physio Control Corporation and Agilent Technologies, Inc. Physio Control is a subsidiary of Medtronic, Inc., a leading medical technology company, and Agilent, which includes Heartstream, Inc., was formerly part of Hewlett-Packard Company. Physio-Control has been the market leader in the defibrillator industry for over twenty years and has a broader line of product offerings and accessories than we do. As a result of Physio-Control's dominant position in this industry, many potential customers have relationships with Physio-Control that could make it difficult for us to continue to penetrate the markets for our products. In addition, Physio-Control, its parent and Agilent and other competitors each have significantly greater resources than we do. Accordingly, Physio-Control, Agilent and other competitors could substantially increase the resources they devote to the development and marketing of products that are competitive with ours. Moreover, these and other competitors may develop and successfully commercialize medical devices that directly or indirectly accomplish what our products are designed to accomplish in a superior and/or less expensive manner. For example, we expect our competitors to develop and sell devices in the future that will compete directly with our M Series product line and our biphasic waveform technology. As a consequence, such competing medical devices may render our products obsolete.

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

     *    variations in product orders;

     *    timing of new product introductions;

     * temporary disruptions on buying behavior due to changes in technology (e.g., shift to biphasic technology)

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

These components could be replaced with alternatives from other suppliers, which could involve a redesign of our products. Such redesign could involve considerable time and expense. For example, in 1999, one of our vendors was unable to provide sufficient quantities of screens that were used in our M Series products. To keep up with the demand for our products, we sought alternative screens from another supplier and redesigned our product accordingly. Redesigning our products resulted in additional costs and delays in the shipment of some of our products. Although we believe we have solved this supply problem, we cannot assure you that we will not have similar supply problems in the future.

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

WE MAY NOT BE ABLE TO OBTAIN APPROPRIATE REGULATORY APPROVALS FOR OUR NEW
PRODUCTS

The manufacture and sale of our products are subject to regulation by numerous governmental authorities, principally the FDA and corresponding state and foreign agencies. The FDA administers the Federal Food, Drug and Cosmetic Act, as amended, and the rules and regulations promulgated thereunder. Some of our products have been classified by the FDA as Class II devices and others, such as our automated external defibrillators, have been classified as Class III devices. All of these devices must secure either a 510(k) pre market notification clearance or an approved pre market approval application before they can be introduced into the U.S. market. The process of obtaining 510(k) clearance typically takes several months and may involve the submission of limited clinical data supporting assertions that the product is substantially equivalent to another medical device on the market prior to 1976. The pre market approval process typically requires substantially more time than does 510(k) clearance and requires the submission of significant quantities of clinical data and supporting information. Delays in obtaining either 510(k), or if necessary, pre market approval clearance could have an adverse effect on the introduction of future products. Moreover, approvals, if granted, may limit the uses for which a product may be marketed, which could reduce or eliminate the commercial benefit of manufacturing any such product.

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

     * Medicare, Medicaid and private health care insurer cutbacks could create downward price pressure in the cardiac resuscitation pre hospital market;

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

Many of the customers in the pre hospital market consist of municipal fire and emergency medical systems departments. As a result, there are numerous decision-makers and governmental procedures in the decision-making process. In addition, decisions at hospitals concerning the purchase of new medical devices are sometimes made on a department-by-department basis. Accordingly, we believe the purchasing decisions of many of our customers may be characterized by long decision-making processes, which have resulted in and may continue to result in long sales cycles for our products. For example, the sales cycles for cardiac resuscitation products typically have been between six to nine months, although some sales efforts have taken as long as two years.

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

As international sales become a larger portion of our total sales, these risks could create significant fluctuations in our results of operations. In addition, these risks could affect our ability to resell trade in products to domestic distributors, who in turn often resell the trade-in products in international markets. Our inability to sell trade-in products might require us to offer lower trade-in values, which might impact our ability to sell new products to customers desiring to trade in older models and then purchase newer products.

FLUCTUATIONS IN CURRENCY EXCHANGE RATES MAY ADVERSELY AFFECT OUR INTERNATIONAL SALES

Our revenue from international operations can be denominated in or significantly influenced by the currency and general economic climate of the country in which we make sales. A decrease in the value of such foreign currencies relative to the U.S. dollar could result in downward price pressure for our products or losses from currency exchange rate fluctuations. As we continue to expand our international operations, downward price pressure and exposure to gains and losses on foreign currency transactions may increase. We may choose to limit such exposure by entering into forward foreign exchange contracts or engaging in similar hedging strategies. We cannot assure you that any currency exchange strategy would be successful in avoiding losses due to exchange rate fluctuations, or that the failure to manage currency risks effectively would not have a material adverse effect on our business, financial condition, cash flows, and results of operations.

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

     * whether or not others will design around our patents or obtain access to our know how; or

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

          Not Applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          Not Applicable.

ITEM 5.   OTHER INFORMATION.

          Not Applicable.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a) Exhibits
          Not Applicable.

          (b) Reports on Form 8 K.
          Not Applicable.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 14, 2000.

                                                        ZOLL MEDICAL CORPORATION
                                                                    (Registrant)


Date:   August 14, 2000             By: /s/ Richard  A. Packer
                                    --------------------------------------------
                                    Richard A. Packer, Chairman and
                                    Chief Executive Officer
                                    (Principal Executive Officer)



Date:   August 14, 2000             By: /s/ A. Ernest Whiton
                                    --------------------------------------------
                                    A. Ernest Whiton, Vice President of
                                    Administration and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)