Form 10-K405
period 2000-09-30
ZOLL MEDICAL CORPORATION
filed 2000-12-29
CIK 887568

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-K

(Mark One)

/X/  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2000

                                       OR

/ /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM..............TO..........

                         COMMISSION FILE NUMBER 0-20225


                            ZOLL MEDICAL CORPORATION
             (Exact name of registrant as specified in its charter)

           Massachusetts                                04-2711626
  -------------------------------          ------------------------------------
  (State or other jurisdiction of          (I.R.S. Employer Identification No.)
   incorporation or organization)

    32 Second Avenue, Burlington, Massachusetts                    01803
    -------------------------------------------                  ----------
      (Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code        (781) 229-0020
                                                          --------------

Securities registered pursuant to Section 12(b) of the Act:

     Title of each class          Name of each exchange on which registered
     -------------------          -----------------------------------------
            None                                     None

Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.02 Par Value
                          ----------------------------
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of December 21, 2000 was $306,747,909 based on closing sales price of $35-11/16 per share as reported for the NASDAQ-composite transactions.

The number of shares of the registrant's classes of common stock outstanding, as of December 21, 2000 was 8,805,133.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 2000 Annual Report to Shareholders are incorporated by reference into Parts I, II and IV.

Portions of the definitive Proxy statement dated January 8, 2001 to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held February 8, 2001 are incorporated by reference into Part III.

PART I

ITEM 1.  BUSINESS

OVERVIEW

     We design, manufacture and market an integrated line of proprietary, noninvasive cardiac resuscitation devices, our external defibrillators/pacemakers, as well as disposable electrodes and emergency medical system software data management solutions. Our cardiac resuscitation products are designed to improve survival rates from sudden cardiac arrest, which is a leading cause of death in the United States. Sudden cardiac arrest claims over 250,000 victims each year in the United States alone. For victims of sudden cardiac arrest, time is the most critical element for survival. According to the American Heart Association, more than 95% of victims with sudden cardiac arrest die, in many cases because life saving defibrillators arrive on the scene too late, if at all.

     The importance of immediate treatment creates an annual worldwide market for external defibrillator products, which we estimate to have been $580 million in 2000. We divide this market into three principal areas: the hospital, pre-hospital and public access defibrillation markets. The hospital market consists of doctors, nurses and other medical personnel who use defibrillators in hospital settings. The pre-hospital market consists of care providers such as paramedics, ambulance operators, emergency medical technicians, medically-trained firefighters and other emergency medical personnel. The public access market includes non-traditional providers such as police, non-medically trained firefighters and other non-medically trained personnel. We currently sell our products in the hospital and pre-hospital markets and plan to enter the public access defibrillation market during calendar year 2001. We believe we are currently the second largest company in the world in external defibrillator product sales. From fiscal 1999 to fiscal 2000, our revenues increased 35%, making us the fastest growing worldwide external defibrillator company. In that time, our revenues in the hospital market increased 31%. Comparatively, we estimate that the overall hospital market grew at a rate of only 3% to 5%.

     Our newest line of defibrillators is the M Series, which we began shipping with the conventional monophasic waveform in September 1998. M Series defibrillators are smaller and lighter than competitive products, making them easier to use, carry and transport. We recently began shipping M Series defibrillators equipped with our proprietary biphasic waveform that provides improved defibrillation efficacy as compared to conventional monophasic waveforms. We have received clearance from the U.S. Food and Drug Administration, or the FDA, to label our M Series defibrillators equipped with our biphasic waveform as being clinically superior to defibrillators with a monophasic waveform for particular uses. We are the only company to have received a claim of superiority on its biphasic waveform. We believe the clinical superiority of our biphasic waveform combined with product advantages including small size, light weight and relative ease-of-use offer compelling reasons for customers to choose our products.

OUR BUSINESS STRATEGY

     The cardiac resuscitation market is a large and growing market driven by a demonstrated and increasing clinical need. Our business strategy is to continue to gain an increased share in both the domestic and international markets by offering superior products through direct sales distribution. While we plan to increase our share in markets that we currently serve, we also seek future growth by entering into new markets with significant opportunities. We believe that the following elements of our strategy may provide current and longer-term growth to our business:

     -CONTINUE TO EXPAND SUCCESSFUL SALES OF M SERIES DEFIBRILLATORS. A major element of our business strategy is to capitalize on the success of the M Series defibrillators in order to increase our market share in the hospital and pre-hospital markets. To date, the M Series is our best selling defibrillator, representing more than 80% of our capital equipment device sales in fiscal 2000. We plan to increase our profits in this segment by doing the following:

          -- improving on the M Series platform by adding more optional features and new technologies, which will increase revenues from each M Series defibrillator sold with such features;

          -- expanding our presence in both the domestic and international markets by hiring additional salespeople; and

          -- decreasing our cost of production for the M Series defibrillators through improved engineering of the defibrillator and more cost-effective manufacturing.

     - ESTABLISH A PRE-EMINENT CLINICAL POSITION IN BIPHASIC DEFIBRILLATION. We plan to capitalize on the industry-wide move towards biphasic waveforms. We believe that this trend will give customers a compelling reason to replace their monophasic defibrillators with biphasic defibrillators. Thus, we expect that the size of the external defibrillator market will increase. We are currently the only company to have received clearance from the FDA to label our M Series biphasic defibrillators as clinically superior to monophasic defibrillators for particular uses. We believe that the demonstrated clinical superiority of our proprietary biphasic waveform will offer a significant reason for customers to choose our biphasic defibrillator over the biphasic defibrillators of our competitors. We intend to capitalize on our clinically superior biphasic defibrillators to allow us to capture a larger percentage of the growing external defibrillator market.

     -ENTER THE PUBLIC ACCESS DEFIBRILLATION MARKET WITH A WELL-DIFFERENTIATED DEVICE. We are developing a device for the large and relatively unpenetrated public access defibrillation market, also referred to as the AED market. Our device will be relatively low-cost and easy to operate. We believe we will be able to leverage our experience selling to EMS personnel in our efforts to sell our device to police and fire departments. We also intend to market our device to other non-traditional providers of care.

     -SEEK ADDITIONAL GROWTH OPPORTUNITIES IN THE EMS DATA MANAGEMENT MARKET. We believe that the market for EMS data management solutions is significant and relatively unpenetrated. We are currently selling several products to this market. We are developing an integrated dispatch, clinical information, data collection, data transfer, billing and quality assurance software solution for sale to the EMS market. We intend to leverage our existing relationships with purchasing decision-makers in this market to sell our data management solutions. We believe our software solution will be differentiated by our ability to offer a complete data management solution that incorporates the clinical information collected by our defibrillators.


OVERVIEW OF SUDDEN CARDIAC ARREST AND RESUSCITATION THERAPIES

     Sudden cardiac death results from the unresuscitated, sudden, abrupt loss or disruption of heart function. This loss of heart function, also known as sudden cardiac arrest, is caused by the heart beating too rapidly and/or chaotically. The American Heart Association, or AHA, estimates that sudden cardiac arrest claims more than 250,000 lives each year in the United States alone, making it a leading cause of death in the United States. According to the AHA, early defibrillation is the single most critical factor in rescuing a victim of sudden cardiac arrest. Each minute of delay in returning the heart to its normal pattern of beating decreases the chance of survival by 7% to 10%.

     The Human Heart. The normal human heart has four chambers and expands and contracts over 100,000 times each day. The two smaller, upper chambers are the atria and the two larger, lower chambers are the ventricles. The walls of the atria and the ventricles are made up of cardiac muscle which contracts rhythmically when stimulated by an electrical current. Normally, the heartbeat starts in the right atrium when a specialized group of cells sends an electrical signal. This signal spreads though the atria and then moves to the ventricles. As a result, the atria contract a fraction of a second before the ventricles. This exact pattern must be followed to ensure that the heart beats properly. This contraction and relaxation of the four chambers pumps blood to the lungs and the rest of a body.

     Arrhythmias are abnormal rhythms of the heart caused by insufficient circulation of oxygenated blood, drugs, electrical shock, mechanical injury, disease or other causes. The three types of arrhythmias that our devices treat are ventricular fibrillation, atrial fibrillation and bradycardia. It is possible for a patient to experience more than one type of arrhythmia during a sudden cardiac arrest. In these situations, it is important to have resuscitation equipment that has both defibrillation and pacing capabilities.

     Ventricular Fibrillation. Ventricular fibrillation is a condition in which disordered electrical activity causes the ventricles to contract in a rapid, unsynchronized and uncoordinated fashion. When this occurs, an insufficient amount of blood is pumped from the heart. Ventricular fibrillation is the most common arrhythmia that causes sudden cardiac arrest. The onset of ventricular fibrillation often occurs without warning and causes the heart to stop abruptly. This sudden stopping of the heart is known as cardiac arrest, and is the cause of sudden cardiac death.

     The only accepted treatment of ventricular fibrillation is defibrillation, in which a powerful electric shock is delivered to the heart to stop the fibrillation and permit the return of coordinated cardiac contractions. In emergency situations, external defibrillation has conventionally been administered through hand-held paddles placed on the patient's chest. However, external defibrillation can also be administered through disposable adhesive electrodes, which we believe are safer and easier to use than paddles.

     Atrial Fibrillation. The AHA estimates that close to 2 million Americans suffer from atrial fibrillation. Atrial fibrillation is a condition in which disordered electrical activity causes the atria to contract in a rapid, unsynchronized and uncoordinated fashion. This inefficient contraction results in a smaller amount of blood entering the ventricles, which in turn results in an insufficient level of circulation. Since blood is not pumped completely out of the atria, the blood can pool and clot. While not immediately life threatening, atrial fibrillation can lead to significant health threats such as stroke. Over time, poorly functioning atria can also cause the ventricles to work harder, wear out sooner and eventually lead to cardiac arrest.

     Common forms of treatment for atrial fibrillation include cardioversion and drug therapies. During cardioversion, a defibrillator delivers an electric shock that is synchronized with a patient's heartbeat in order to return the atria to a normal rhythm. Cardioversion is usually an elective therapy, scheduled and performed in a controlled environment. All of our manual defibrillators include cardioversion capability.

     Bradycardia. Bradycardia is a condition in which the heart beats too slowly. The principal therapies for the emergency treatment of bradycardia are drugs and temporary cardiac pacing, either or both of which may be used to stimulate effective cardiac contractions and restore circulation. Cardiac pacing utilizes an electrical pulse to stimulate the patient's heartbeat. For the emergency treatment of bradycardia, there are two primary techniques for temporary pacing: invasive endocardial pacing, in which a wire is inserted directly into the heart to provide the electrical stimulus; and noninvasive temporary pacing, which uses gelled electrodes applied to the patient's chest to conduct an electrical stimulus. Noninvasive temporary pacing is an option on most of our defibrillators and is recommended as the first intervention for bradycardia in the AHA's resuscitation protocols.


OUR CARDIAC RESUSCITATION PRODUCTS

  M SERIES DEFIBRILLATORS

     In September 1998, we shipped the first M Series defibrillators. The M Series is a new line of defibrillators for both the hospital and pre-hospital markets. For fiscal 2000, our M Series defibrillators represented over 80% of our capital equipment device sales. The M Series defibrillator has quickly become our best selling product to date and has been recently selected as the standard device in such places as The Mayo Clinic,

Scripps Health System, The Johns Hopkins Hospitals and the White House. We believe the clinical superiority of our biphasic waveform combined with product advantages including portability, ease-of-use and the vivid screen display offer compelling reasons for customers to choose our M Series defibrillators. Our M Series is a standardized platform that allows for expandable features. As a result, we believe that this will help maximize customer retention by reducing the need for operator retraining and enhancing operator confidence.

     We believe that our standard M Series defibrillators offer the following competitive advantages:

     - PORTABILITY. The M Series defibrillator is the smallest, lightest full-featured external defibrillator. It is approximately one-half the weight and less than one-half of the size of the other leading devices in this class. This allows M Series defibrillators to be easily used, carried and transported with patients.

     - EASE-OF-USE WITH SIMPLE CONTROLS. The M Series defibrillators enable users to efficiently configure each unit, allowing local operating preferences to be individually programmed into each unit. Additionally, M Series defibrillators offer multiple language labeling as well as multiple language voice prompts to meet both domestic and international needs.

     - VIVID SCREEN DISPLAY. One of the distinguishing features included in M Series defibrillators is their high contrast screen. Our screen incorporates the most technologically advanced defibrillator display with a wider viewing angle than any LCD display.


          The following chart summarizes the features of the M Series as compared to the primary competitive products.

                               PRODUCT COMPARISONS

       ------------------------ ---------------------------- ---------------------------- -------------------------
                                          ZOLL                    PHYSIO-CONTROL            AGILENT (PHILLIPS)
       ------------------------ ---------------------------- ---------------------------- -------------------------
                                        M SERIES                    LIFEPAK 12                HEARTSTREAM XL
       ------------------------ ---------------------------- ---------------------------- -------------------------

       ------------------------ ---------------------------- ---------------------------- -------------------------
       SIZE                             574 cubic in.               1680 cubic in.           1531 cubic in.
       ------------------------ ---------------------------- ---------------------------- -------------------------

       ------------------------ ---------------------------- ---------------------------- -------------------------
       WEIGHT                            11 lbs.                      22 lbs.                    14 lbs.
       ------------------------ ---------------------------- ---------------------------- -------------------------

       ------------------------ ---------------------------- ---------------------------- -------------------------
       FUNCTIONS                        Multiple                     Multiple                    Limited
       ------------------------ ---------------------------- ---------------------------- -------------------------

       ------------------------ ---------------------------- ---------------------------- -------------------------
       12 LEAD                         Integrated                   Integrated                    Add-On
       ------------------------ ---------------------------- ---------------------------- -------------------------

     The M Series defibrillators are designed to be upgradable, allowing customers to add features depending upon their individual needs. The M Series defibrillators use our unique pacing technology, which has been clinically shown to provide superior capture rates, lower mean capture thresholds, less muscle impact and better patient tolerance. The M Series defibrillators are also available with our patented biphasic waveform. Some of the features that we currently offer include:

     - DIAGNOSTIC 12 LEAD ECG WITH INTERPRETIVE ALGORITHM. In October 1999, we received clearance from the FDA to include the GE Marquette Medical Systems 12SL analysis program, or 12 lead, in our M Series line of defibrillators. The 12 lead feature enables a user to see a diagnostic electrocardiogram, or ECG, tracing consisting of 12 leads, or views, of the heart's electrical activity. 12 lead is used to provide rapid and early identification of myocardial infarction, commonly called a heart attack, in the pre-hospital setting. We pay royalties on each 12SL analysis program we sell.

     - PULSE OXIMETRY. Pulse oximeters determine the oxygen saturation levels in blood, allowing a rapid identification of potential problems in the cardiopulmonary system. Since pulse oximeters can help detect the onset of cardiovascular incidents, pulse oximetry is now widely used in both hospital and pre-hospital settings when monitoring patients' vital signs. While conventional pulse oximeters do not perform well in motion or in intense light, we use Masimo Corporation's patented technology that is designed to overcome these technical problems. We have received 510(k) clearance to incorporate this pulse oximetry technology into our M Series defibrillators. The new pulse oximetry technology adds a new monitoring parameter that is essential during the transport and monitoring of critical patients. We purchase circuit boards and sensors from Masimo Corporation. We have a non-exclusive license to use the patented technology incorporated in these parts that we then incorporate into our products.

     - CODE MARKERS WITH COMPLETE DATA MANAGEMENT. Our new code marker system follows protocols established by the AHA and allows complete documentation of an event with our unique "one touch" data annotation feature. The record made of the event includes all information collected by the defibrillator and can be upgraded to include an optional voice recording. All of this data is stored on a removable data card.

     - CAPNOGRAPHY. Capnography, also known as EtCO(2), is the measurement of the amount of carbon dioxide being exhaled, allowing for rapid identification of potential problems in the cardio-pulmonary system. We purchase circuit boards and sensors from Novametrix Medical Systems Inc. to provide this feature and received 510(k) clearance to incorporate EtC0(2) into our M Series defibrillators.

     - NONINVASIVE BLOOD PRESSURE MEASUREMENT. We developed a noninvasive blood pressure, also known as NiBP, measurement capability and integrated it into our M Series defibrillators. The technology encompassing this product is licensed from a third party. We have received 510(k) clearance to incorporate NiBP into our M Series defibrillators and began shipments in December 2000.


  BIPHASIC WAVEFORM

     External defibrillators deliver current over time to the heart, which results in a defined waveform shape. The waveform in general use today is monophasic, meaning that current is delivered in a single pulse that flows in one direction. A biphasic waveform, in contrast, delivers current that first flows in a positive direction for a period of time and then reverses direction so that it flows in a negative direction. Typical biphasic waveforms such as those used by our competitors appear to achieve the same defibrillation success rates as monophasic waveforms but at significantly lower current levels. Since less current is used, potential injury to the heart and skin is reduced with a biphasic shock compared to a monophasic shock. All of the major manufacturers of external defibrillators are beginning to produce devices that use biphasic waveforms.

     Biphasic waveforms are the first major advance in defibrillation technology since the current monophasic waveform was adopted in the early 1960's. Although there have been feature enhancements that make new monophasic defibrillators easier to use and maintain, they have not proven to make defibrillators more clinically effective or safer and thus have not rendered the older models obsolete. At present, users generally replace existing defibrillators for mechanical and other reasons unrelated to any clinical superiority of a new defibrillator. Based on our sales and marketing experience, we estimate that users replace defibrillators after approximately seven to ten years of service. In light of the demonstrated clinical superiority of biphasic technology, however, we believe that the introduction of biphasic waveforms could accelerate the replacement of the large installed base of monophasic defibrillators. We believe this accelerated replacement will increase the size of the market for our defibrillators.


  OUR BIPHASIC WAVEFORM

     Our two primary competitors offer biphasic waveforms using the same general shape. We have developed a uniquely shaped biphasic waveform, however, which achieves higher efficacy at lower current levels than monophasic waveforms. We have received clearance from the FDA to market this new technology. Our new biphasic waveform reduces the heart's exposure to high peak current. In addition, our biphasic waveform keeps the waveform shape and duration constant over a wide range of patients whose differing physiologies impact the transmittal of current. Our M Series defibrillator equipped with our biphasic waveform is the only device cleared by the FDA to be labeled clinically superior to monophasic defibrillators for conversion of ventricular fibrillation in high-impedance patients, those patients who are difficult to defibrillate, and for cardioversion of atrial fibrillation. We therefore believe that our proprietary biphasic waveform is superior to the biphasic waveform utilized by any of our competitors. Moreover, we are able to achieve the highest reported efficacy with lower current levels than utilized by our competitors. We believe that our proprietary biphasic waveform will offer compelling clinical benefits that should give customers a reason to choose our biphasic defibrillators over those of our competitors.

     We have sponsored two clinical trials that have demonstrated that our proprietary biphasic waveform provides improved efficacy compared to conventional monophasic waveforms. In a randomized study for ventricular fibrillation of 184 patients, our biphasic waveform converted 99% of patients on the first shock compared to 93% of patients converted with the monophasic waveform. This compares favorably with the results obtained by other parties in similar trials. These studies also showed that our waveform required less than half the current for converting ventricular and atrial fibrillation than the conventional monophasic waveform.

     A second randomized trial of 165 patients compared the efficacy of our biphasic waveform to a conventional monophasic waveform for cardioversion of atrial fibrillation. Our investigators reported a 68% first shock efficacy for our waveform compared to just 21% for a conventional monophasic waveform. Overall, 94% of the patients randomized to our biphasic waveform were successfully cardioverted as compared to 79% of the patients treated with a monophasic waveform. To our knowledge, no other competitor has published results relating to their biphasic waveform in atrial fibrillation.

     We have received seven U.S. patents covering various aspects of our novel biphasic waveform technology. Several corresponding foreign patents are still pending.


  DISPOSABLE ELECTRODES

     We offer a variety of single-patient-use, proprietary disposable electrodes for use with our resuscitation devices. Among our primary competitors, we are the only company to engineer and manufacture our own electrodes. We have continually innovated and upgraded our electrode product line, and in 1999 we introduced pro-padz(TM) Cardiology Specialty Multi-function Electrodes that utilize a new conductive liquid gel to carry the energy from a conductive plate to the patient. Our sales of electrodes in the North American market grew 17% from 1998 to 1999 and 8% from 1999 to 2000. Our margins for electrodes are generally higher than our margins for devices. We hope to sell more disposable electrodes in the future as more customers recognize the benefits of electrodes, which are safer for an operator of a defibrillator than traditional paddles. Another factor that might lead to higher electrode sales is the use of interpretive algorithms for automated defibrillation. The monitoring required to assess the patient's condition can only be achieved with electrodes and not with the traditional defibrillation paddles. Accordingly, we believe that the defibrillator industry is moving toward a greater relative use of electrodes.

  OTHER EXTERNAL DEFIBRILLATORS/PACEMAKERS

     We also manufacture and sell four other product lines of portable and stand-alone defibrillators with advisory capability, semi-automatic and manual operation as well as ancillary accessories and chargers.


MARKET OVERVIEW


     We divide the market for noninvasive cardiac resuscitation equipment into three principal markets: the hospital, pre-hospital and public access defibrillation markets. The hospital market consists of doctors, nurses and other medical personnel who use defibrillators in a hospital setting. The pre-hospital market consists of care providers such as paramedics, ambulance operators, emergency medical technicians, medically-trained firefighters and other "first response" emergency medical personnel. The public access defibrillation market includes non-traditional providers such as police, non-medically trained firefighters, security officers, and other non-medically trained first responders. We estimate that the size of the worldwide market for external defibrillator products was approximately $580 million in 2000.


  OUR CURRENT MARKET

     U.S. Hospital Market. The U.S. hospital market consists of approximately 6,000 acute care community hospitals and 1,000 additional hospitals. Presently, Zoll defibrillators are used at each of the top 12 cardiac hospitals in the United States as listed by U.S. News and World Report in July 2000.

     Hospitals have traditionally been the largest users of cardiac resuscitation equipment, both for patients admitted with sudden cardiac arrest and for patients at risk of sudden cardiac arrest undergoing other treatments. Many hospital procedures such as surgery, cardiac catheterization, stress testing and general anesthesia may induce arrhythmias or sudden cardiac arrest, and hospitals frequently use cardiac resuscitation devices on a standby basis in connection with these procedures. Since immediate treatment is the critical factor for successful cardiac resuscitation, hospitals typically place resuscitation devices throughout their facilities, including the cardiac and critical care units, emergency rooms, operating rooms, electrophysiology laboratories and, increasingly, general wards. Hospitals also use portable devices during in-hospital transportation of cardiac patients.

     We believe that the M Series defibrillators have allowed us to significantly increase our market share in the U.S. hospital market. Our revenues in the capital equipment device market in 2000 increased at a rate of 37% compared to the market's growth which we estimate to be between 3% and 5%. We hope to capitalize on the success of our M Series defibrillators to further expand our share of the U.S. hospital market.

     U.S. Pre-hospital Market. Most sudden cardiac arrests and heart attacks occur outside of the hospital. Due to the importance of immediate treatment, there is a substantial market for portable cardiac resuscitation equipment designed for use by various emergency responders. The most highly trained segment of the pre-hospital market is comprised of paramedics, who are all authorized and trained to use defibrillators to treat sudden cardiac arrest. In addition, paramedics are becoming increasingly aware of external pacing as a standard of care for the treatment of bradycardia. We believe that as noninvasive temporary pacing becomes more widely accepted in the hospital market, the use of combination pacemakers/defibrillators will become more widespread in the pre-hospital setting as well. Paramedics are also able to use more advanced diagnostics, such as diagnostic 12 lead. Emergency medical technicians, who are authorized to use automated external defibrillators, comprise a significant portion of the potential pre-hospital market as well.

     We believe the opportunity for growth in the underpenetrated pre-hospital market is large. Presently, approximately 60% of the estimated 35,000 ambulances in the United States are equipped with defibrillators. We believe that the percentage of ambulances equipped with defibrillators will grow, and that ambulances and other first response emergency vehicles will represent an increasingly important market for cardiac resuscitation equipment as the medical community places increased priority on providing such equipment and the necessary training to all first responders. Additionally, we believe that growth of our sales in the pre-hospital market has been constrained in the recent past due to the absence of 12 lead technology in our defibrillators. With our recent introduction of diagnostic 12 lead in the M Series defibrillators, we intend to increase our sales in the pre-hospital market and take greater market share within the paramedic segment of the pre-hospital market.

     International Market. The international market for defibrillators is less developed than the market in the United States. In some international markets, unlike the U.S. market, the administration of pacing and defibrillation in hospitals is generally viewed as a skill reserved for physicians. Few other staff members are trained to administer such treatment, although this is slowly beginning to change. The international market for defibrillators for use outside of hospitals varies considerably from country to country and is somewhat less developed than the market in North America.

     We believe that the international market for defibrillators will grow for a number of reasons.

     - The international hospital market for defibrillators is expected to grow as more hospitals are built and existing hospitals modernize and update their approaches to cardiac and emergency care.

     - Emerging standards of care and the acceptance of automated equipment could result in increased use of cardiac resuscitation equipment by a broader range of health care personnel in the international market.

     - The European Resuscitation Council, the British Heart Foundation and virtually all cardiac- oriented organizations in Europe as well as the Australian Resuscitation Council have strongly supported initiatives to expand the availability of defibrillators as a major public health initiative.

     - External pacing is used much less frequently in Europe and other parts of the world than it is in the United States, but many countries are beginning to implement cardiac life support protocols which incorporate external pacing as a standard component. Because most international defibrillators do not presently feature external pacing, the move to defibrillators with external pacing could drive the international demand for defibrillators generally.

     We believe that we are positioned to take advantage of the growth in the international market for defibrillators, based on the recent success of the M Series defibrillators, our superior biphasic waveform, and the multiple language and other capabilities of the M Series defibrillators.

     We believe that there are significant opportunities to increase sales in the international market through the use of direct sales. Historically, we have used distributors instead of a direct sales force to sell our products internationally. We believe using a direct sales force could increase our revenues and market share in many countries. For example, we doubled our sales in the United Kingdom in 1999, which we believe was at least partially due to the efforts of our direct sales force established four years ago. In addition, Germany, which is second only to the United States in market size, may be a strong market for future growth. We have established a direct sales force in Germany and expect to expand this sales force in the coming year. In addition, we have begun to fulfill our largest sales contract ever, a multi-year agreement with the German Army to supply up to 1,500 defibrillators. We intend to further expand our direct selling efforts in the coming years.


OUR MARKET OPPORTUNITIES

  PUBLIC ACCESS DEFIBRILLATION USING AEDS

     Public access defibrillation, or PAD, involves providing low cost automated external defibrillators, or AEDs, to persons outside a hospital setting who are not medically trained. Automated defibrillators use an algorithm to determine if a patient's heart requires defibrillation and prompt the operator to deliver the shock. Although we presently offer AEDs in the hospital and pre-hospital markets, we are seeking to develop a low cost AED specifically targeted to the needs of the PAD market. Traditionally, defibrillators have only been used by personnel in hospitals and trained emergency medical service personnel in the pre-hospital market. As mentioned above, time from onset of sudden cardiac arrest to defibrillation is the most important factor in successfully treating sudden cardiac arrest. Victims are likely to die if they are not defibrillated within four to eight minutes of the onset of sudden cardiac arrest. This need for immediate treatment of cardiac arrest suggests that if more automated defibrillators can be deployed outside of the hospital setting, the likelihood of defibrillating a victim in the critical time frame will increase. Potential customers for such devices in this broad market include police and fire departments, office buildings and any other location where a large number of people congregate. Ultimately, AEDs could be marketed to private homes, where approximately 70% of cardiac arrests occur. In addition, we expect that demand for AEDs could increase as public awareness of the time constraints inherent in treating cardiac arrest grows and as more AEDs are introduced into highly visible, public places.

     Some of our competitors offer cardiac resuscitation equipment in the PAD market. We have not yet entered the PAD market due to its early stage of development and the high selling costs inherent to such a market. We do not believe the current AED manufacturers have generated significant profitable operations from the PAD market in the past. We believe, however, that this market is now expanding to the point where AEDs can be profitably sold. More distributors are requesting and selling AEDs. In addition, the recent passage of federal good samaritan legislation increases the likelihood that non-medically trained personnel will be providing care to victims of sudden cardiac arrest. Good samaritan legislation generally protects persons who render emergency assistance to others from liability for negligence in connection with their rendering of assistance. At least one state, Massachusetts, has amended its good samaritan law to specifically cover the use of AEDs by the general public. In addition, the AHA has begun to actively advocate PAD as a critical link in the "Chain of Survival," which refers to the four crucial links in the treatment of cardiac arrest. The AHA and virtually all corresponding international organizations have established programs to try to bring early defibrillation to every community. Early defibrillation is now included in AHA CPR training for all healthcare personnel and some lay persons. We believe that these developments, together with the introduction of AEDs in highly visible places, will lead to a larger market for AEDs.

     Because we expect the PAD market to mature, we intend to produce and sell low-cost AEDs in this market. We estimate that in calendar year 2000 the market for low-cost AEDs will exceed $63 million. We expect to introduce our low-cost AED during calendar 2001. The device will monitor the patient's ECG and automatically prompt the operator throughout the defibrillation process. We intend to use a direct sales force to sell our AEDs wherever it proves cost effective to do so, and will sell through alternate distribution, such as distributors or manufacturers' representatives, in those markets that are too small to support a direct sales force. In addition, we expect that this market can be serviced by other alternative distribution methods, such as e-commerce, that can supplement and reduce our need for an expensive sales force. We also intend to use our experience of selling to emergency medical service personnel in our future efforts to sell AEDs to police and fire departments.

  EMS DATA MANAGEMENT SOLUTIONS

     We are developing a product called RescueNet(TM) to address what we consider to be a growing need in the EMS market for an integrated data management system. RescueNet(TM) will combine existing technologies developed by two of our subsidiaries with data collected from our cardiac resuscitation devices. This will allow our customers to purchase a single data management system that integrates dispatch, resuscitation information, data collection, data transfer, billing and quality assurance functions. Today, most EMS data is entered by hand on clipboards and then distributed or reentered manually into databases or to meet regulatory and insurance reporting requirements. The timeliness, accuracy and efficiency of this process is a key factor in the receipt of payments from third party payors. Nevertheless, a significant amount of revenue is lost due to data entry errors, misplaced paperwork or data, and additional time is lost duplicating data entries. As a result, we believe that the market for electronic field data collection is significant and relatively unpenetrated. Of the estimated 35,000 ambulances in the United States today, we estimate that less than 5,000 of them have any type of computer in place for the routine entry of data. Based upon our experience market interest in electronic field data collection is very high in part because EMS organizations are increasingly pressured to become more efficient.

     Using RescueNet(TM), caller information collected by the dispatcher would first be organized and compared to existing databases in the system. Almost immediately, useful information on the patient such as the patient's previous medical history, the closest ambulance to the patient's address, the patient's insurance numbers from previous service, and the patient's personal physician would be provided to the ambulance or EMS system through the use of wireless communications and radio links that already exist in most EMS systems. Data collected by EMS personnel on the road, including simple data such as arrival time at a scene or transport time to the hospital, as well as clinical data derived from our defibrillators such as the number of shocks given, when those shocks were given and at what energy levels, could be immediately shared via wireless connection with the hospital to which the patient is being brought. Information regarding services provided to the patient could be stored electronically for billing and record-keeping purposes. Such seamless information sharing would allow for better integration of information with the dispatcher and with the hospital to which the patient is being transported, while eliminating duplicative information collection.

     Ease-of-use and the need for efficiency in the use of information in billing, case review, training and operations analysis are the fundamental factors that we believe could drive the market for an integrated data management system in the pre-hospital market. Although we plan to sell RescueNet(TM) through a dedicated sales force, we intend to utilize our existing relationships with purchasing decision-makers in the EMS market who have purchased our defibrillators in the past and to obtain sales efficiencies and synergies through cross-selling.

     Our competition in dispatch, billing and mobile computing solutions consists of mostly smaller software companies. We believe we have a competitive advantage over other software companies due to our familiarity with the information collected and stored by our defibrillators. Our ability to analyze, store and retrieve this clinically important data could make our electronic field data collection products more attractive.

     We expect that the EMS data management business will be a significant part of our long-term growth strategy. We believe that this market could expand rapidly and that we are particularly well-positioned to become a significant competitor in this business.


COMPETITION

     Our principal competitors in the United States are Physio-Control Corporation and Agilent Technologies, Inc. Physio-Control is a subsidiary of Medtronic, Inc., a leading medical technology company, and Agilent, which now includes Heartstream, Inc., whose Healthcare Solutions Group is currently in the process of being acquired by Royal Phillips Electronics. Both Physio-Control and Agilent compete across our entire defibrillator product line. We also compete with Medical Research Labs, Inc. and SurVivaLink, Inc. in specific geographic areas and markets. In the international market we compete with both Physio-Control and Agilent, as well as approximately 12 other companies depending upon the country. Physio-Control is generally the market leader in the industry.

     We believe that the principal competitive factors in the hospital market for cardiac resuscitation equipment are clinical efficacy, reliability, portability, ease-of-use and standardization. In the pre-hospital market, in addition to the foregoing considerations, durability, a reliable battery system, and availability of 12 lead ECG capability are significant competitive factors. We believe that our products compete favorably with respect to each of these factors. Noninvasive temporary pacemakers and external defibrillators, such as those we sell, are used in emergency situations and, accordingly, do not compete with permanent, implantable pacemakers or defibrillators that are used to treat chronic arrhythmias. In fact, the products are complementary, because emergency cardiac resuscitation is often required during the implantation of a permanent device.

     The business of developing and marketing software for data collection, billing and management in the EMS market is competitive. Competitors in this business include PAD Systems, Healthware Technologies, Inc., Tritech Software Systems, Sweet Computer Services, Inc., RAM Software Systems, Inc., Intergraph Corporation and AmbPac, Inc. None of these competitors currently have a product that provides an integrated solution comparable to the RescueNet(TM) product currently in development.


RESEARCH AND DEVELOPMENT

     Our research and development strategy is to improve and expand our product line through the application of our proprietary technology to both devices and electrodes. We pursue a multi-disciplinary approach to product design. We are currently focusing our research and development program in mechanical, software and electronic engineering, including both digital (microprocessor) and analog (high voltage) design. We hope to develop an inexpensive, easy-to-operate AED for the PAD market. We are also seeking to expand the M Series features and parameters and to develop further efficiencies in our M Series production, leading to lower costs. In addition, we are continuing our work on the development of the RescueNet(TM) product.


MANUFACTURING

     Our facilities are located in Burlington, Massachusetts and Pawtucket, Rhode Island. Our executive headquarters are located at the Burlington facility, where we also conduct our device manufacturing operations and all of our research and development other than electrode and EMS data management research and development. We generally assemble our devices from components produced to our specifications by our suppliers. We own a 33,000 square foot building in Rhode Island, where we manufacture our electrode products and conduct related research and development. We own a 17,500 square foot building in Boulder, Colorado where our data management software business offices are located. We lease approximately 90,000 square feet of office and assembly space in Burlington under a lease expiring in August 2003, and 2,685 square feet of office space in Vancouver, British Columbia, under a lease expiring in 2002. We also have administrative offices in Manchester, England, Dodewaard, The Netherlands, Cologne, Germany, and in Mississauga, Canada.


PATENTS AND PROPRIETARY INFORMATION

     Seven U.S. patents have now been issued covering various aspects of our unique biphasic waveform technology. Several corresponding foreign patents relating to this waveform technology are still pending.

     During fiscal 1999, we filed several U.S. and foreign patent applications covering novel technology related to our pacing and defibrillation electrodes. These patents supplement other electrode patents issued in the United States, Europe and Japan.

     A number of U.S. patents covering technologies incorporated into our other products have been issued. Foreign patents related to some of these technologies are pending.


EMPLOYEES

     As of September 30, 2000, we employed 524 people on a full-time basis, 491 in the United States and 33 internationally. We also employed 15 part-time employees. None of our employees are subject to collective bargaining agreements. We believe that our relations with our employees are excellent.


MARKETING AND SALES

     We use a direct sales force in the United States. In 1998, we split our sales force into dedicated groups, focused on the hospital and pre-hospital markets. Our total sales force has increased by 20% in each of the last three fiscal years. We sell our RescueNet(TM) product through a separate dedicated sales force. In the United States, we currently have 59 sales representatives calling on hospitals, 44 calling on pre-hospital accounts and 6 selling our data management products. We have 7 sales representatives in Canada, 4 in the United Kingdom and 5 in Germany.

GOVERNMENT REGULATION

     The manufacture and sale of our products are subject to extensive regulation by numerous governmental authorities, principally by the FDA and corresponding foreign agencies. The FDA administers the Federal Food, Drug and Cosmetic Act and the regulations promulgated thereunder. We are subject to the standards and procedures with respect to the manufacture of medical devices and are subject to inspection by the FDA for compliance with such standards and procedures.

     The FDA classifies medical devices into one of three classes depending on the degree of risk associated with each medical device and the extent of control needed to ensure safety and effectiveness. Our manual defibrillation and pacing products have been classified by the FDA as Class II devices. Our AED products have been classified as Class III devices. These devices must secure either a 510(k) pre-market notification clearance or an approved pre-market approval application before they can be introduced into the United States market. The process of obtaining 510(k) clearance typically takes several months and may involve the submission of limited clinical data supporting assertions that the product is substantially equivalent to another medical device on the market prior to 1976. The pre-market approval process typically requires substantially more time than does 510(k) clearance and requires the submission of significant quantities of clinical data and supporting information.

     Every company that manufactures or assembles medical devices is required to register with the FDA and to adhere to certain "good manufacturing practices (per the FDA's Quality System Regulation)" which regulate the manufacture of medical devices and prescribe record keeping procedures and provide for the routine inspection of facilities for compliance with such regulations. The FDA also has broad regulatory powers in the areas of clinical testing, marketing and advertising of medical devices.

     Medical device manufacturers are routinely subject to periodic inspections by the FDA. If the FDA believes that a company may not be operating in compliance with applicable laws and regulations, it can:

     -    place the company under observation and reinspect the facilities;

     -    issue a warning letter apprising of violative conduct;

     -    detain or seize products;

     -    mandate a recall;

     -    enjoin future violations; and

     - assess civil and criminal penalties against the company, its officers or its employees.

     We are also subject to regulation in each of the foreign countries in which we sell our products. Many of the regulations applicable to our products in such countries are similar to those of the FDA. However, the national health or social security organizations of certain countries require our products to be qualified before they can be marketed in those countries.


RISK FACTORS

IF WE FAIL TO COMPETE SUCCESSFULLY IN THE FUTURE AGAINST EXISTING OR POTENTIAL COMPETITORS, OUR OPERATING RESULTS MAY BE ADVERSELY AFFECTED

     Our principal global competitors with respect to our entire cardiac resuscitation equipment product line are Physio-Control Corporation and Agilent Technologies, Inc. Physio-Control is a subsidiary of Medtronic, Inc., a leading medical technology company, and Agilent, which includes Heartstream, Inc., whose Healthcare Solutions Group is currently in the process of being acquired by Royal Phillips Electronics. Physio-Control has been the market leader in the defibrillator industry for over twenty years and has a broader line of product offerings and accessories than we do. As a result of Physio-Control's dominant position in this industry, many potential customers have relationships with Physio-Control that could make it difficult for us to continue to penetrate the markets for our products. In addition, Physio-Control, its parent and Agilent and other competitors each have significantly greater resources than we do. Accordingly, Physio-Control, Agilent and other competitors could substantially increase the resources they devote to the development and marketing of products that are competitive with ours. Moreover, these and other competitors may develop and successfully commercialize medical devices that directly or indirectly accomplish what our products are designed to accomplish in a superior and/or less expensive manner. For example, we expect our competitors to develop and sell devices in the future that will compete directly with our M Series product line and our biphasic waveform technology. As a consequence, such competing medical devices may render our products obsolete.

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

     Our quarterly and annual operating results have fluctuated and may continue to fluctuate. Various factors have and may continue to affect our operating results, including:

          o high demand for our products which could disrupt our normal factory utilization and cause shipments to occur in uneven patterns;

          o    variations in product orders;

          o    timing of new product introductions;

          o temporary disruptions on buying behavior due to changes in technology (e.g. shift to biphasic technology)

          o    changes in distribution channels;

          o actions taken by our competitors such as the introduction of new products or the offering of sales incentives;

          o the ability of our sales force to effectively market our products;

          o    supply interruptions from our single source vendors;

          o regulatory actions, including actions taken by the U.S. Food and Drug Administration; and

          o    delays in obtaining domestic or foreign regulatory approvals.


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

     The degree of market acceptance of any of our products will depend on a number of factors, including:

          o our ability to develop and introduce new products in the time frames we currently estimate;

          o    our ability to successfully implement new product technologies;

          o the market's readiness to accept new products such as our M Series defibrillators and data management products;

          o the standardization of an automated platform for data management systems;

          o having adequate financial and technical resources for future product development and promotion;

          o    the efficacy of our products; and

          o the prices of our products compared to the prices of our competitors' products.

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

     Every company that manufactures or assembles medical devices is required to register with the FDA and to adhere to certain good manufacturing practices, which regulate the manufacture of medical devices and prescribe record keeping procedures and provide for the routine inspection of facilities for compliance with such regulations. The FDA also has broad regulatory powers in the areas of clinical testing, marketing and advertising of medical devices. To ensure that manufacturers adhere to good manufacturing practices, medical device manufacturers are routinely subject to periodic inspections by the FDA. If the FDA believes that a company may not be operating in compliance with applicable laws and regulations, it could take any of the following actions:

          o    place the company under observation and reinspect the facilities;

          o    issue a warning letter apprising of violative conduct;

          o    detain or seize products;

          o    mandate a recall;

          o    enjoin future violations; and

          o assess civil and criminal penalties against the company, its officers or its employees.

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

     FUTURE CHANGES IN APPLICABLE LAWS AND REGULATIONS COULD HAVE AN ADVERSE EFFECT ON OUR BUSINESS

     Although we are not aware of any pending changes in applicable laws and regulations, we cannot assure you that federal, state or foreign governments will not change existing laws or regulations or adopt new laws or regulations that regulate our industry. Changes in or adoption of new laws or regulations could result in the following consequences that would have an adverse effect on our business:

          o regulatory clearance previously received for our products could be revoked;

          o    costs of compliance could increase; or

          o we may be unable to comply with such laws and regulations so that we would be unable to sell our products.

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

     Trends toward managed care, health care cost containment, and other changes in government and private sector initiatives in the United States and other countries in which we do business are placing increased emphasis on the delivery of more cost-effective medical therapies which could adversely affect the sale and/or the prices of our products. For example:

          o major third-party payers of hospital services, including Medicare, Medicaid and private health care insurers, have substantially revised their payment methodologies during the last few years which has resulted in stricter standards for reimbursement of hospital charges for certain medical procedures;

          o Medicare, Medicaid and private health care insurer cutbacks could create downward price pressure in the cardiac resuscitation pre-hospital market;

          o proposals were adopted recently that will change the reimbursement procedures for the capital expenditure portion of the cost of providing care to Medicare patients;

          o numerous legislative proposals have been considered that would result in major reforms in the U.S. health care system that could have an adverse effect on our business;

          o there has been a consolidation among health care facilities and purchasers of medical devices in the United States who prefer to limit the number of suppliers from whom they purchase medical products, and these entities may decide to stop purchasing our products or demand discounts on our prices;

          o there is economic pressure to contain health care costs in international markets;

          o there are proposed and existing laws and regulations in domestic and international markets regulating pricing and profitability of companies in the health care industry; and

          o there have been recent initiatives by third party payers to challenge the prices charged for medical products which could affect our ability to sell products on a competitive basis.

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

OUR INTERNATIONAL SALES EXPOSE OUR BUSINESS TO A VARIETY OF RISKS THAT COULD RESULT IN SIGNIFICANT FLUCTUATIONS IN OUR RESULTS OF OPERATIONS

     Approximately 20% of our sales in fiscal 2000 were made to foreign purchasers, particularly in countries located in Europe and Asia, and we plan to increase the sale of our products to foreign purchasers in the future. As a result, a significant portion of our sales is and will continue to be subject to the risks of international business, including:

          o    fluctuations in foreign currencies;

          o    trade disputes;

          o    changes in regulatory requirements, tariffs and other barriers;

          o the possibility of quotas, duties, taxes or other changes or restrictions upon the importation or exportation of the products being implemented by the United States or these foreign countries;

          o    timing and availability of import/export licenses;

          o    political and economic instability;

          o    difficulties in accounts receivable collections;

          o    difficulties in managing laws;


          o increased tax exposure if our revenues in foreign countries are subject to taxation by more than one jurisdiction;

          o accepting customer purchase orders governed by foreign laws which may differ significantly from U.S. laws and limit our ability to enforce our rights under such agreements and to collect damages, if awarded; and

          o the general economies of these countries in which we transact business.


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

     Our success will depend in part on our ability to obtain and maintain patent protection for our products, methods, processes and other technologies, to preserve our trade secrets and to operate without infringing the proprietary rights of third parties. To date, we have been issued 22 U.S. patents for our various inventions and technologies. Additional patent applications have been filed with the U.S. Patent and Trademark Office and are currently pending. The patents that have been granted to us are for a definitive period of time and will expire. We have filed certain corresponding foreign patent applications and intend to file additional foreign and U.S. patent applications as appropriate. We cannot assure you as to:

          o the degree and range of protection any patents will afford against competitors with similar products;

          o    if and when patents will be issued;

          o whether or not others will obtain patents claiming aspects similar to those covered by our patent applications;

          o whether or not competitors will use information contained in our expired patents, such as our U.S. pacing system patent which will expire in 2000;

          o whether or not others will design around our patents or obtain access to our know-how; or

          o the extent to which we will be successful in avoiding any patents granted to others.

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

     If certain patents issued to others are upheld or if certain patent applications filed by others issue and are upheld, we may be:

          o required to obtain licenses or redesign our products or processes to avoid infringement;

          o prevented from practicing the subject matter claimed in those patents; or

          o    required to pay damages.

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

WE MAY ACQUIRE OTHER BUSINESSES, AND WE MAY HAVE DIFFICULTY INTEGRATING THESE BUSINESSES OR GENERATING AN ACCEPTABLE RETURN FROM ACQUISITIONS

     We may attempt to acquire or make strategic investments in businesses and other assets. Such acquisitions will involve risks, including:

          o the inability to achieve the strategic and operating goals of the acquisition;

          o the inability to raise the required capital to fund the acquisition;

          o    difficulty in assimilating the acquired operations and personnel;

          o    disruption of our ongoing business; and

          o inability to successfully incorporate acquired technology into our existing product lines and maintain uniform standards, controls, procedures and policies.

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


ITEM 2. PROPERTIES

Our facilities are located in Burlington, Massachusetts and Pawtucket, Rhode Island. Our executive headquarters are located at the Burlington facility, along with our research and development and our device manufacturing operations. We own a 33,000 square foot building in Rhode Island, where we manufacture our electrode products and conduct related research and development. We own a 17,500 square foot building in Boulder, Colorado where our data management software business offices are located. We lease approximately 90,000 square feet of office and assembly space in Burlington under a lease expiring in August 2003, and 2,685 square feet of office space in Vancouver, British Columbia, under a lease expiring in 2002. We also have administrative offices in Manchester, England, Dodewaard, The Netherlands, Cologne, Germany, and in Mississauga, Canada.


ITEM 3. LEGAL PROCEEDINGS

In the course of normal operations, we are involved in litigation arising from commercial disputes, claims of former employees, and other matters. We do not believe any of these current claims will have a material impact on our financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDER

Not Applicable.

EXECUTIVE OFFICERS OF REGISTRANT

Name                 Age                   Position
------------------ ------- -------------------------------------------------

Richard A. Packer     43     Chairman, Chief Executive Officer and President

A. Ernest Whiton      39     Vice President of Administration and Chief
                             Financial Officer

Steven K. Flora       49     Vice President, North American Sales

E.J. Jones            58     Vice President, International Sales

Donald R. Boucher     48     Vice President, Research and Development

Ward M. Hamilton      53     Vice President, Marketing

John P. Bergeron      48     Vice President and Corporate Treasurer


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

Mr. Flora joined the Company as Vice President of North American Sales in September 1999. Prior to joining the Company, Mr. Flora served from 1981 to 1998 in various positions with Marquette Medical systems, a manufacturer of cardiovascular and physiological monitoring systems, most recently as Vice President of Sales. Mr. Flora received his B.S. in Biology from the University of Illinois.

Mr. Jones joined the Company as Vice President of International Sales in November 1999. Prior to joining the Company, Mr. Jones was Vice President of Operations with Apple Medical Corporation. He also spent 15 years with Millipore Corporation, holding various positions in Domestic and International Sales. Mr. Jones holds a B.S. in Microbiology/Biochemistry from the University of Illinois and is a graduate of the Advanced Management Program (AMP) from the Harvard Graduate School of Business Administration.

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

Mr. Bergeron joined the Company as Vice President and Corporate Treasurer in August 2000. Prior to joining the Company, Mr. Bergeron was Vice President at Ionics Corporation, a global separations technology company, where he also served as Corporate Treasurer and Tax Director. Prior to joining Ionics in 1988, Mr. Bergeron served in a variety of tax positions at other multinational corporations. Mr. Bergeron received a B.B.A. from the University of Massachusetts at Amherst and a M.S. in Taxation from Bentley College.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The information regarding the market price of Common Stock appearing under the caption "Market for Registrant's Common Equity and Related Stockholder Matters" on page 24 of the Company's 2000 Annual Report ("Annual Report") is incorporated herein by this reference.

The Company has never declared or paid cash dividends on its capital stock. The Company currently intends to retain any future earnings to finance the growth and development of its business and therefore does not anticipate paying any cash dividends in the foreseeable future.

As of September 30, 2000, there were 102 stockholders of record of the Company's Common Stock. The Company believes there were substantially in excess of 4,500 beneficial holders of the Common Stock.


ITEM 6. SELECTED FINANCIAL DATA

The selected consolidated financial data set forth under the caption "Five Year Financial Summary" on page 8 of the Annual Report are incorporated herein by this reference and are qualified in their entirety by reference to the more fully detailed consolidated financial statements and the report of the independent auditors thereon which are included in the Annual Report.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 9 through 10 of the Annual Report is incorporated herein by this reference and should be read in conjunction with "Business" (Item 1) "Selected Consolidated Financial Data" (Item 6).

Except for the historical information contained herein and the above referenced "Management's Discussion and Analysis of Financial Condition and Results of Operations," the matters set forth herein and herein are forward looking statements within the meaning of Section 27A of the Securities Act of 1933 as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements set forth our current view with respect to future events and are based on assumptions and are subject to certain risks and uncertainties that could cause actual results to differ materially from those set forth in the forward looking statements. Such risks and uncertainties include, but are not limited to: product demand and market acceptance risks, the effect of economic conditions, results of pending or future litigation, the impact of competitive products and pricing, product development and commercialization, technological difficulties, the government regulatory environment and actions, trade environment, capacity and supply constraints or difficulties, the results of financing efforts, actual purchases under agreements, those risk and uncertainties set forth above under "Risk Factors", and the effect of the Company's accounting policies and those risk and uncertainties set forth.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have cash equivalents and marketable securities that primarily consist of U.S. Treasuries, short-term repurchase agreements, and asset-backed corporate securities. The majority of these investments have maturities within one year, with 25% to 35% maturing in one to five years. We believe that our exposure to interest rate risk is minimal due to the short-term nature of our investments and that fluctuations in interest rates would not have a material adverse effect on our results of operations.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements, Notes thereto, Independent Auditors Report and Quarterly Financial Data (Unaudited) on pages 11 through 24 of the Annual Report and listed below in item 14 are incorporated herein by this reference.


ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.


PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information appearing in our Proxy Statement for our 2001 Annual Meeting of Stockholders (the "Proxy Statement") under the caption "Proposal I - Election of a Class of Directors" is incorporated herein by this reference. Information regarding Executive Officers of the Company called for by Item 10 is set forth at the end of Part I of this Report under the caption "Executive Officers of Registrant."


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


PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) The following Consolidated Financial Statements, Notes thereto and Independent Auditors' Report on pages 11 through 24 of the Annual Report are incorporated by reference in Item 8:

         Report of Independent Auditors
         Consolidated Balance Sheets
         Consolidated Income Statements
         Consolidated Statements of Stockholders' Equity and Comprehensive
         Income
         Consolidated Statements of Cash Flows
         Notes to Consolidated Financial Statements

(a)(2) The following Consolidated Financial Statement Schedule is included herein:

         Schedule II -         Valuation Accounts          S-1

         All other schedules have been omitted since the required information is not presented, the amounts are not sufficient to require submission of the schedules or because the information is included in the consolidated financial statements.

(a)(3) The following is a complete list of Exhibits filed or incorporated by reference as part of this Report:
 3.1     Restated Articles of Organization.*
 3.2     Amended and Restated By-laws.*
 3.3     Shareholders Rights Plan****
10.1     1992 Stock Option Plan.*
10.2     1983 Incentive Stock Option Plan, as amended and restated February 6,
         1990.*
10.3 Revolving Loan and Security Agreement dated March 9, 1992 between the Company and Brown Brothers Harriman & Co.*
10.4.1 License Agreement dated as of November 21, 1984 between the Company and S&W Medico Teknik A/S.*
10.4.2 License Agreement dated as of April 8, 1987 between the Company and S&W Medico Teknik A/S.*
10.4.3 Amendment to License Agreement dated January 1, 1990 between the Company and S&W Medico Teknik A/S.*
10.5 Stock Purchase Agreement dated July 1, 1985, as amended as of May 24, 1991, among the Company and certain purchasers of the Company's Common Stock and Preferred Stock.*
10.8 Distributorship Agreement dated as of June 15, 1992 between the Company and Fukuda Denshi Co., Ltd.*
10.10 Employment Agreement dated July 19, 1996 between the Company and Richard A. Packer regarding Mr. Packer's employment. **
10.11    Non Employee Directors' Stock Option Plan*****
10.12 Senior Executive Severance Agreement dated January 21, 2000 between the Company and Richard A. Packer.***
10.13 Executive Severance Agreement dated January 26, 2000 between the Company and A. Ernest Whiton.***
13.1     Portions of the Annual Report incorporated by reference.***
21.1     Subsidiaries of the Company.***
23.1     Consent of Ernst & Young LLP.***
27.1     Financial Data Schedule for 2000 ***

         A report on Form 8-K was filed by the Company on September 15,
         2000 regarding the change of it's fiscal year to end on the
         Sunday closest to September 30 beginning in fiscal year 2001.
         *       Incorporated by reference from the Company's Registration
                 Statement on Form S-1, as amended, under the Securities Act of 1933 (Registration Statement No. 33-47937).
         **      Incorporated by reference from the Company's Annual Report for 1996 Form 10-K, as amended, filed with the Securities
                 and Exchange Commission on December 27, 1996.
         ***     Filed herewith.
         ****    Incorporated by reference from the Company's 8-K filed with the Securities and Exchange Commission on June 11, 1998.
         *****   Incorporated by reference from the Company's Registration
                 Statement on Form S-8, under the Securities Act of 1933
                 (Registration Statement No. 33-368401).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on December 29, 2000.

                                   ZOLL MEDICAL CORPORATION
                                   By:  /s/ Richard A. Packer
                                   ---------------------------------------------
                                   Richard A. Packer
                                   Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

                Signature                         Title                                     Date
                ---------                         -----                                     ----

/s/ Richard A. Packer                     Chairman, Chief Executive Officer and      December 29, 2000
------------------------------------      President (Principal Executive Officer)
Richard A. Packer

/s/ A. Ernest Whiton                      Chief Financial Officer (Principal         December 29, 2000
------------------------------------      Financial and Accounting Officer)
A. Ernest Whiton

/s/ Willard M. Bright                     Director                                   December 29, 2000
------------------------------------
Willard M. Bright

/s/ Thomas M. Claflin, II                 Director                                   December 29, 2000
------------------------------------
Thomas M. Claflin, II

/s/ Dr. James W. Biondi                   Director                                   December 29, 2000
------------------------------------
Dr. James W. Biondi

/s/ M. Stephen Heilman, M.D.              Director                                   December 29, 2000
------------------------------------
M. Stephen Heilman, M.D.

/s/ Daniel M. Mulvena                     Director                                   December 29, 2000
------------------------------------
Daniel M. Mulvena

/s/ Benson F. Smith                       Director                                   December 29, 2000
------------------------------------
Benson F. Smith

FINANCIAL STATEMENT SCHEDULE      PAGE  S-1

                                  EXHIBIT INDEX

3.1            Restated Articles of Organization.*
3.2            Amended and Restated By-laws.*
3.3            Shareholders Rights Plan****
10.1           1992 Stock Option Plan.*
10.2           1983 Incentive Stock Option Plan, as amended and restated
               February 6, 1990.*
10.3 Revolving Loan and Security Agreement dated March 9, 1992 between the Company and Brown Brothers Harriman & Co.*
10.4.1 License Agreement dated as of November 21, 1984 between the Company and S&W Medico Teknik A/S.*
10.4.2 License Agreement dated as of April 8, 1987 between the Company and S&W Medico Teknik A/S.*
10.4.3 Amendment to License Agreement dated January 1, 1990 between the Company and S&W Medico Teknik A/S.*
10.5           Stock Purchase Agreement dated July 1, 1985, as amended as of
               May 24, 1991, among the Company and certain purchasers of the Company's Common Stock and Preferred Stock.*
10.8 Distributorship Agreement dated as of June 15, 1992 between the Company and Fukuda Denshi Co., Ltd.*
10.10 Employment Agreement dated July 19, 1996 between the Company and Richard A. Packer regarding Mr. Packer's employment.**
10.11          Non Employee Directors' Stock Option Plan*****
10.12 Senior Executive Severance Agreement dated January 21, 2000 between the Company and Richard A. Packer.***
10.13 Executive Severance Agreement dated January 26, 2000 between the Company and A. Ernest Whiton.***
13.1           Portions of the Annual Report incorporated by reference.***
21.1           Subsidiaries of the Company.***
23.1           Consent of Ernst & Young LLP.***
27.1           Financial Data Schedule for 2000. ***

               A report on Form 8-K was filed by the Company on September 15, 2000 regarding the change of it's fiscal year to end on the Sunday closest to September 30 beginning in fiscal year 2001.

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

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                                                     Additions
                                                                      Charged
                                                     Balance          to Costs
                                                   Beginning of         and                              Balance At
                 Classifications                      Period          Expenses       Deductions        End of Period
----------------------------------------------------------------   --------------  ---------------   -----------------
Year Ended September 30, 2000
Allowance for doubtful
accounts                                            $2,096,000        $302,000         $503,000           $1,895,000
                                                 ===============   ==============  ===============   =================

Year Ended October 2, 1999
Allowance for doubtful
accounts                                              $940,000      $1,294,000         $138,000           $2,096,000
                                                 ===============   ==============  ===============   =================

Year Ended September 26, 1998
Allowance for doubtful
accounts                                            $1,209,000        $244,000         $513,000             $940,000
                                                 ===============   ==============  ===============   =================