Form 10-Q
period 2000-12-31
ZOLL MEDICAL CORPORATION
filed 2001-02-14
CIK 887568

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934.

         FOR THE THREE MONTH PERIOD FROM OCTOBER 1, 2000
         TO DECEMBER 31, 2000.

         Or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from _____to_____.

                         Commission file number 0-20225


                            ZOLL MEDICAL CORPORATION
                            ------------------------
             (Exact name of registrant as specified in its charter)

     MASSACHUSETTS                                                  04-2711626
  -----------------------------------------------                -----------------------------------------------
     (State or other jurisdiction                                   (IRS Employer
     of incorporation or organization)                              Identification number)


     32 SECOND AVENUE, BURLINGTON, MA                               01803-4420
  -----------------------------------------------                -----------------------------------------------
     (Address of principal executive offices)                       (Zip Code)


                                 (781) 229-0020
              (Registrant's telephone number, including area code)


                                 NOT APPLICABLE
     (Former name, former address and former fiscal year, if changed since last report.)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                                 YES _X_  NO ___


Indicate the number of shares outstanding of each of the issuer's classes of common stock:


                Class                           Outstanding at February 8,
                                                           2001
      Common Stock, $.02 par value                      8,814,895



                      This document consists of 18 pages.

                            ZOLL MEDICAL CORPORATION

                                      INDEX


                                                                                       PAGE NO.
PART I.  FINANCIAL INFORMATION

ITEM 1.   Financial Statements:

          Consolidated Balance Sheets (unaudited)                                          3
          December 31, 2000 and September 30, 2000

          Consolidated Income Statements (unaudited)                                       4
          Three Months Ended December 31, 2000 and January 1, 2000

          Consolidated Statements of Cash Flows (unaudited)                                5
          Three Months Ended December 31, 2000 and January 1, 2000

          Notes to Consolidated Financial Statements (unaudited)                           6

ITEM 2.   Management's Discussion and Analysis of Results of Operations and                7
          Financial Condition

ITEM 3.   Quantitative and Qualitative Disclosure About Market Risk                       16


PART II. OTHER INFORMATION

ITEM 1.   Legal Proceedings                                                               17

ITEM 2.   Changes in Securities                                                           17

ITEM 3.   Defaults Upon Senior Securities                                                 17

ITEM 4.   Submission of Matters to a Vote of Security-Holders                             17

ITEM 5.   Other Information                                                               17

ITEM 6.   Exhibits and Reports on Form 8-K                                                17

          Signatures                                                                      18

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                            ZOLL MEDICAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)
                                   (Unaudited)

                                                                            DECEMBER 31,         SEPTEMBER 30,
                                                                               2000                  2000
                          ASSETS
Current assets:
   Cash and cash equivalents                                                 $   12,609            $   4,025
   Marketable securities                                                         45,164               51,823
   Accounts receivable, less allowance of $1,809 at December 31,
       2000 and $1,895 at September 30, 2000                                     34,721               37,325
   Inventories:
        Raw materials                                                             8,529                7,762
        Work-in-process                                                           1,813                2,749
        Finished goods                                                           10,478                9,787
                                                                             ----------            ---------
                                                                                 20,820               20,928
   Prepaid expenses and other current assets                                      3,313                3,489
                                                                             ----------            ---------
        Total current assets                                                    116,627              116,960
Property and equipment, at cost:
   Land and building                                                              3,454                3,434
   Machinery and equipment                                                       20,230               18,247
   Construction in progress                                                       1,758                1,647
   Tooling                                                                        5,602                5,268
   Furniture and fixtures                                                         1,156                1,203
   Leasehold improvements                                                         1,271                1,194
                                                                             ----------            ---------
                                                                                 33,471               30,993
        Less accumulated depreciation                                            16,063               14,647
                                                                             ----------            ---------
   Net property and equipment                                                    17,408               16,346
Other assets, net                                                                 4,530                4,502
                                                                             ----------            ---------
                                                                             $  138,565            $ 137,808
                                                                             ==========            =========


            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                          $    6,602            $   8,140
   Accrued expenses and other liabilities                                         6,662                6,809
   Current maturities of long-term debt                                               0                   20
                                                                             ----------            ---------
        Total current liabilities                                                13,264               14,969
Deferred income taxes                                                               404                  423
Commitments and contingencies
Stockholders' equity
   Preferred stock, $.01 par value, authorized 1,000
       shares, none issued and outstanding
    Common stock, $.02 par value, authorized 19,000 shares, 8,805 and 8,798 issued and outstanding at December 31,
       2000 and September 30, 2000, respectively                                    176                  176
   Capital in excess of par value                                                94,922               94,799
   Accumulated other comprehensive income                                           169                  177
   Retained earnings                                                             29,630               27,264
                                                                             ----------            ---------
        Total stockholders' equity                                              124,897              122,416
                                                                             ----------            ---------
                                                                             $  138,565            $ 137,808
                                                                             ==========            =========

           See notes to unaudited consolidated financial statements.

                            ZOLL MEDICAL CORPORATION
                         CONSOLIDATED INCOME STATEMENTS
                      (in thousands, except per share data)
                                   (Unaudited)

                                                                                THREE MONTHS ENDED
                                                                           December 31,        January 1,
                                                                               2000               2000
Net sales                                                                    $ 28,596           $ 24,435
Cost of goods sold                                                             12,069             10,843
                                                                             --------           --------

Gross profit                                                                   16,527             13,592

Expenses:
    Selling and marketing                                                       9,135              7,674
    General and administrative                                                  2,465              1,952
    Research and development                                                    2,292              1,731
                                                                             --------           --------
         Total expenses                                                        13,892             11,357
                                                                             ========           ========

Income from operations                                                          2,635              2,235
Investment and other income                                                     1,006                 10
Interest expense                                                                    1                 80
                                                                             --------           --------

Income before income taxes                                                      3,640              2,165
Provision for income taxes                                                      1,274                801
                                                                             --------           --------
Net income                                                                   $  2,366           $  1,364
                                                                             ========           ========

Basic earnings per common share                                              $   0.27           $   0.20
                                                                             --------           --------

Weighted average common shares outstanding                                      8,801              6,794

Diluted earnings per common and common equivalent share                      $   0.26           $   0.19
                                                                             ========           ========
Weighted average number of common and common equivalent shares
outstanding                                                                     9,110              7,196

           See notes to unaudited consolidated financial statements.

                            ZOLL MEDICAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)

                                                                              THREE MONTHS ENDED
                                                                         DECEMBER 31,       JANUARY 1,
                                                                                 2000             2000
OPERATING ACTIVITIES:
    Net income                                                               $  2,366         $  1,364

Charges not affecting cash:
    Depreciation and Amortization                                               1,503              886
Changes in assets and liabilities:
    Accounts receivable                                                         2,604             (801)
    Inventories                                                                  (522)          (2,308)
    Prepaid expenses and other current assets                                     176              (79)
    Accounts payable and accrued expenses                                      (1,704)             940
    Tax benefit from employee stock plans                                          60              628
                                                                             --------         --------
       Cash provided by operating activities                                    4,483              630

INVESTING ACTIVITIES:
    Sale of marketable securities                                               6,651               --
    Additions to property and equipment                                        (2,478)          (1,442)
    Other assets                                                                 (115)             (53)
                                                                             --------         --------
       Cash provided by (used for) investing activities                         4,058           (1,495)

FINANCING ACTIVITIES:
    Exercise of stock options                                                      63              554
    Distributions to stockholders                                                  --             (185)
    Repayment of long-term debt                                                   (20)             (41)
                                                                             --------         --------
       Cash provided by financing activities                                       43              328
                                                                             --------         --------
       Net increase (decrease) in cash                                          8,584             (537)
    Cash and cash equivalents at beginning of year                              4,025            1,821
                                                                             --------         --------
    Cash and cash equivalents at end of period                               $ 12,609         $  1,284
                                                                             ========         ========


---------------


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
        Cash paid during the period:
              Income taxes                                                   $    237         $    431
              Interest                                                              1               80

           See notes to unaudited consolidated financial statements.

                            ZOLL MEDICAL CORPORATION
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. The Consolidated Balance Sheet as of December 31, 2000, the Consolidated Income Statements for the three months ended December 31, 2000 and January 1, 2000, and the Consolidated Statements of Cash Flows for the three months ended December 31, 2000 and January 1, 2000 are unaudited, but in the opinion of management include all adjustments, consisting of normal recurring items, necessary for a fair presentation of results for these interim periods. The results for the interim periods are not necessarily indicative of results to be expected for the entire year.
       The information contained in the interim financial statements should be read in conjunction with the Company's audited financial statements as of and for the year ended September 30, 2000 included in its Form 10-K filed with the Securities and Exchange Commission on December 29, 2000. Certain reclassifications have been made to the prior years' unaudited consolidated financial statements to conform to the current period presentation with no impact on net income.

2.     Segment and Geographic Information

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

       In order to make operating and strategic decisions, ZOLL's chief operating decision maker evaluates revenue performance based on the worldwide revenues of each segment and, due to shared infrastructures, profitability based on an enterprise-wide basis. Net sales by segment were as follow:

       (000's omitted)

                                                      THREE MONTHS ENDED
                                                 DECEMBER 31,     JANUARY 1,
                                                         2000           2000
       Hospital Market - North America               $  9,838       $ 10,527
       Pre-hospital Market - North America              7,602          4,845
       Other - North America                            4,454          3,821
       International Market                             6,702          5,242
                                                -----------------------------
                                                     $ 28,596       $ 24,435
                                                =============================

       The Company reports assets on a consolidated basis to the chief operating decision maker.

       Geographic information: Net sales by major geographical area, determined on the basis of destination of the goods, are as follow:

       (000's omitted)

                                                      THREE MONTHS ENDED
                                                 DECEMBER 31,     JANUARY 1,
                                                         2000           2000
       United States                                 $ 21,527       $ 18,569
       Foreign                                          7,069          5,866
                                                -----------------------------
                                                     $ 28,596       $ 24,435
                                                =============================

3. The Company computes comprehensive income in accordance with Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" (FAS 130). FAS 130 established standards for the reporting and display of comprehensive income and its components in the financial statements. Comprehensive income, as defined, includes all changes in equity during a period from non-owner sources. Comprehensive income amounted to $2,361,000 or $5,000 less than net income. This small difference resulted from a decrease in unrealized gains on available-for-sale securities. Comprehensive income was equal to net income for the quarter ended January 1, 2000 as there were no elements of comprehensive income.

4. The shares used for calculating basic earnings per common share were the average shares outstanding and the shares used for calculating diluted earnings per share were the average shares outstanding and the dilutive effect of stock options.

5. Accounting Pronouncement: In 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) 101, Revenue Recognition in Financial Statements, which must be adopted no later than the fourth fiscal quarter of the fiscal year beginning after December 15, 1999. The Company is currently evaluating the effects of implementing this SAB, but it is not expected to have a material effect on the Company's financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


THREE MONTHS ENDED DECEMBER 31, 2000 COMPARED TO THREE MONTHS ENDED JANUARY 1, 2000

Our net sales increased 17% to $28.6 million for the three months ended December 31, 2000 in comparison to $24.4 million for the same period a year earlier. Our sales growth was driven primarily by demand for our M Series line of defibrillators/pacemakers. In addition our growth reflected the increased sale of monitoring parameters which can be added to the M Series platform. We also began initial shipments on a large order to equip all US Naval support ships with M Series AED's. Sales growth also reflected an expansion of our international operations, including increased sales by our international subsidiaries in the United Kingdom, Germany and the Netherlands. International sales increased 28% to $6.7 million in comparison to sales of $5.2 million for the same period a year earlier. Total North American sales increased 14% to $21.9 million in comparison to sales of $19.2 million a year earlier. Equipment sales to the North American pre-hospital market increased 57% over a year earlier to $7.6 million. Equipment sales to the North American hospital market decreased 7% to $9.8 million compared to $10.5 million in the first quarter of fiscal 2000. We believe this reflects strong sales in the prior year period related to year 2000 expenditures.

Gross margin for the first quarter of 2001 was 57.8% compared to 55.6% for the comparable prior year quarter. The increase in gross margin reflected the increased mix of monitoring parameters sold on the M Series platform, particularly to the North American pre-hospital market. In addition, our first quarter 2001 revenue included fewer lower margin shipments to the German Army than in the same quarter a year earlier.

Selling and marketing expenses as a percentage of net sales increased slightly to 31.9% from 31.4% in the same quarter a year earlier. This increased expense reflects increased sales resources and marketing expenses to support sales of our proprietary rectilinear biphasic waveform.

General and administrative expenses increased as a percentage of net sales to 8.6% from 8.0%. We increased our general and administrative expenses as we added resources to support our company-wide information systems, human resource management initiatives, training functions and customer collection activities.

Research and development expenses increased as a percentage of net sales to 8.0% from 7.1%. This increase reflects increased spending for the continued development of our M Series product line as well as other initiatives, including the development of our new public access defibrillator.

Our effective tax rate decreased from 37% to 35% for the three months ended December 31, 2000 as compared to the same period in fiscal 2000, reflecting additional foreign sales income and research and development tax credits.


LIQUIDITY AND CAPITAL RESOURCES

Our cash and cash equivalents at December 31, 2000 totaled $12.6 million compared with $4.0 million at September 30, 2000. In addition, we had short-term investments amounting to $45.2 million at December 31, 2000 in comparison to $51.8 million at September 30, 2000.

Cash provided by operating activities for the three months ended December 31, 2000 increased $3.9 million as compared to the same period in fiscal year 2000. This increase is attributable to increased profitability and significant decreases in accounts receivable.

Cash provided by investing activities amounted to $4.1 million during the three months ended December 31, 2000 compared to our net cash use of $1.5 million during the three months ended January 1, 2000. During the first quarter of 2001, we generated $6.7 million from the sale of marketable securities. However, our fixed asset expenditures increased $1.0 million over the prior year reflecting additional investment in demonstration units for our sales force.

Cash provided by financing activities was $43,000 for the three months ended December 31, 2000 compared to $328,000 for the same period in fiscal year 2000, reflecting decreased levels of stock options exercised.

We maintain a working capital line of credit with our bank. Under this working capital line, we may borrow on a demand basis. Currently, we may borrow up to $12.0 million at an interest rate equal to the bank's base rate or LIBOR plus 2%. No borrowings were outstanding on this line at the end of the first quarter of fiscal 2001.


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

       In addition, there are a number of smaller competitors. In the United States, these competitors include Survivalink, MRL, and Cardiac Sciences. It is possible the market may embrace these competitor's products which could negatively impact our market share.

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

       Our quarterly and annual operating results have fluctuated and may continue to fluctuate. Various factors have and may continue to affect our operating results, including:

          - high demand for our products which could disrupt our normal factory utilization and cause shipments to occur in uneven patterns;

          -    variations in product orders;

          -    timing of new product introductions;

          - temporary disruptions on buying behavior due to changes in technology (e.g. shift to biphasic technology)

          -    changes in distribution channels;

          - actions taken by our competitors such as the introduction of new products or the offering of sales incentives;

          - the ability of our sales force to effectively market our products;

          -    supply interruptions from our single source vendors;

          - regulatory actions, including actions taken by the U.S. Food and Drug Administration; and

          -    delays in obtaining domestic or foreign regulatory approvals.

       In addition, a large percentage of our sales are made toward the end of each quarter. As a consequence, our quarterly financial results are often dependent on the receipt of large customer orders in the last weeks of a quarter. We may not receive these large orders each quarter. The absence of these large orders could cause us to fall short of our quarterly sales targets, which in turn could cause our stock price to decline sharply.

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

       Trends toward managed care, health care cost containment, and other changes in government and private sector initiatives in the United States and other countries in which we do business are placing increased emphasis on the delivery of more cost-effective medical therapies which could adversely affect the sale and/or the prices of our products. For example:

          - major third-party payers of hospital and pre-hospital services, including Medicare, Medicaid and private health care insurers, have substantially revised their payment methodologies during the last few years which has resulted in stricter standards for reimbursement of hospital and pre-hospital charges for certain medical procedures;

          - Medicare, Medicaid and private health care insurer cutbacks could create downward price pressure in the cardiac resuscitation pre-hospital market;

          - proposals were adopted recently that will change the reimbursement procedures for the capital expenditure portion of the cost of providing care to Medicare patients;

          - numerous legislative proposals have been considered that would result in major reforms in the U.S. health care system that could have an adverse effect on our business;

          - there has been a consolidation among health care facilities and purchasers of medical devices in the United States who prefer to limit the number of suppliers from whom they purchase medical products, and these entities may decide to stop purchasing our products or demand discounts on our prices;

          - there is economic pressure to contain health care costs in international markets;

          - there are proposed and existing laws and regulations in domestic and international markets regulating pricing and profitability of companies in the health care industry; and

          - there have been recent initiatives by third party payers to challenge the prices charged for medical products which could affect our ability to sell products on a competitive basis.

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

       The degree of market acceptance of any of our products will depend on a number of factors, including:

          - our ability to develop and introduce new products in the time frames we currently estimate;

          -    our ability to successfully implement new product technologies;

          - the market's readiness to accept new products such as our M Series defibrillators, public access defibrillators, and data management products;

          - the standardization of an automated platform for data management systems;

          - having adequate financial and technical resources for future product development and promotion;

          -    the efficacy of our products; and

          - the prices of our products compared to the prices of our competitors' products.

       If our new products do not achieve market acceptance, our financial performance will be adversely affected.

WE MAY NOT BE ABLE TO OBTAIN APPROPRIATE REGULATORY APPROVALS FOR OUR NEW
PRODUCTS

       The manufacture and sale of our products are subject to regulation by numerous governmental authorities, principally the FDA and corresponding state and foreign agencies. The FDA administers the Federal Food, Drug and Cosmetic Act, as amended, and the rules and regulations promulgated thereunder. Some of our products have been classified by the FDA as Class II devices and others, such as our automated external defibrillators, have been classified as Class III devices. All of these devices must secure either a 510(k) pre-market notification clearance or an approved pre-market approval application before they can be introduced into the U.S. market. The process of obtaining 510(k) clearance typically takes several months and may involve the submission of limited clinical data supporting assertions that the product is substantially equivalent to another medical device on the market prior to 1976. The pre-market approval process typically requires substantially more time than does 510(k) clearance and requires the submission of significant quantities of clinical data and supporting information. Delays in obtaining either 510(k), or if necessary, pre-market approval clearance could have an adverse effect on the introduction of future products, including our public access defibrillator. Moreover, approvals, if granted, may limit the uses for which a product may be marketed, which could reduce or eliminate the commercial benefit of manufacturing any such product.

       We are also subject to regulation in each of the foreign countries in which we sell products. Many of the regulations applicable to our products in such countries are similar to those of the FDA. However, the national health or social security organizations of certain countries require our products to be qualified before they can be marketed in those countries. We cannot assure you that such clearances will be obtained. For example, we are in the process of obtaining regulatory approval for our products in Canada. Pending receipt of this approval, we have withheld shipment into Canada. We presently expect that we will receive the necessary approvals within two months.

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

WE HAVE LICENSED OUR BIPHASIC TECHNOLOGY TO GE MEDICAL SYSTEMS INFORMATION TECHNOLOGIES

        We have recently entered into a five year license agreement with GE Medical Systems Information Technologies that permits GE to incorporate our patented biphasic waveform technology into their defibrillator and monitoring systems. We believe that GE's global marketing and distribution channels will help increase the growing acceptance of our biphasic technology. GE has significantly greater resources then we do and could enter our markets, thereby impacting our ability to market and sell our products, potentially lowering our revenues. GE does not currently produce products that are directly competitive with our products, though they might do so in the future.

FUTURE CHANGES IN APPLICABLE LAWS AND REGULATIONS COULD HAVE AN ADVERSE EFFECT ON OUR BUSINESS

       Although we are not aware of any pending changes in applicable laws and regulations, we cannot assure you that federal, state or foreign governments will not change existing laws or regulations or adopt new laws or regulations that regulate our industry. Changes in or adoption of new laws or regulations could result in the following consequences that would have an adverse effect on our business:

          - regulatory clearance previously received for our products could be revoked;

          -    costs of compliance could increase; or

          - we may be unable to comply with such laws and regulations so that we would be unable to sell our products.

GENERAL ECONOMIC CONDITIONS MAY CAUSE OUR CUSTOMERS TO DELAY BUYING OUR PRODUCTS RESULTING IN LOWER REVENUES

       The national economy of the United States and the global economy are both subject to economic downturns. An economic downturn in any market in which we sell our products may have a significant impact on the ability of our customers in both the hospital and pre-hospital markets to secure adequate funding to buy our products or might cause purchasing decisions to be delayed. Any delay in purchasing our products may result in decreased revenues and also allow our competitors additional time to develop products which may have a competitive edge over our M Series products, making future sales of our products more difficult.

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

OUR INTERNATIONAL SALES EXPOSE OUR BUSINESS TO A VARIETY OF RISKS THAT COULD RESULT IN SIGNIFICANT FLUCTUATIONS IN OUR RESULTS OF OPERATIONS

       Approximately 20% of our sales in fiscal 2000 were made to foreign purchasers, particularly in countries located in Europe and Asia, and we plan to increase the sale of our products to foreign purchasers in the future. As a result, a significant portion of our sales is and will continue to be subject to the risks of international business, including:

          -    fluctuations in foreign currencies;

          -    trade disputes;

          -    changes in regulatory requirements, tariffs and other barriers;

          - the possibility of quotas, duties, taxes or other changes or restrictions upon the importation or exportation of the products being implemented by the United States or these foreign countries;

          -    timing and availability of import/export licenses;

          -    political and economic instability;

          -    difficulties in accounts receivable collections;

          -    difficulties in managing laws;

          - increased tax exposure if our revenues in foreign countries are subject to taxation by more than one jurisdiction;

          - accepting customer purchase orders governed by foreign laws which may differ significantly from U.S. laws and limit our ability to enforce our rights under such agreements and to collect damages, if awarded; and

          - the general economies of these countries in which we transact business.


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

       Our success will depend in part on our ability to obtain and maintain patent protection for our products, methods, processes and other technologies, to preserve our trade secrets and to operate without infringing the proprietary rights of third parties. To date, we have been issued 22 U.S. patents for our various inventions and technologies. Additional patent applications have been filed with the U.S. Patent and Trademark Office and are currently pending. The patents that have been granted to us are for a definitive period of time and will expire. We have filed certain corresponding foreign patent applications and intend to file additional foreign and U.S. patent applications as appropriate. We cannot assure you as to:

          - the degree and range of protection any patents will afford against competitors with similar products;

          -    if and when patents will be issued;

          - whether or not others will obtain patents claiming aspects similar to those covered by our patent applications;

          - whether or not competitors will use information contained in our expired patents, such as our U.S. pacing system patent which will expire in 2000;

          - whether or not others will design around our patents or obtain access to our know-how; or

          - the extent to which we will be successful in avoiding any patents granted to others.

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

       If certain patents issued to others are upheld or if certain patent applications filed by others issue and are upheld, we may be:

          - required to obtain licenses or redesign our products or processes to avoid infringement;

          - prevented from practicing the subject matter claimed in those patents; or

          -    required to pay damages.

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

WE RELY HEAVILY ON SEVERAL EMPLOYEES WHO MAY LEAVE, AND TIGHT LABOR MARKETS MAY MAKE IT DIFFICULT TO RECRUIT EMPLOYEES

       Our future operating results will depend in part upon the contributions of the persons who will serve in senior management positions and the continued contributions of key technical and sales personnel, some of who would be difficult to replace. In addition, our future success will depend in part upon our ability to attract and retain highly qualified personnel, particularly product design engineers and sales managers. Increasingly tight labor markets could make it more difficult and/or expensive to recruit and retain employees in a cost effective manner. There can be no assurance that such key personnel will remain in our employment or that we will be successful in hiring qualified personnel. Any loss of key personnel or the inability to hire or retain qualified personnel could have a material adverse effect on our business, financial condition and results of operations.

WE MAY ACQUIRE OTHER BUSINESSES, AND WE MAY HAVE DIFFICULTY INTEGRATING THESE BUSINESSES OR GENERATING AN ACCEPTABLE RETURN FROM ACQUISITIONS

       We may attempt to acquire or make strategic investments in businesses and other assets. Such acquisitions will involve risks, including:

          - the inability to achieve the strategic and operating goals of the acquisition;

          - the inability to raise the required capital to fund the acquisition;

          -    difficulty in assimilating the acquired operations and personnel;

          -    disruption of our ongoing business; and

          - inability to successfully incorporate acquired technology into our existing product lines and maintain uniform standards, controls, procedures and policies.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have cash equivalents and marketable securities that primarily consist of U.S. Treasuries, short-term repurchase agreements, and asset-backed corporate securities. The majority of these investments have maturities within one year, with 15% to 25% maturing in one to five years. We believe that our exposure to interest rate risk is minimal due to the short-term nature of our investments and that fluctuations in interest rates would not have a material adverse effect on our results of operations.

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

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.

           Not Applicable.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

           The following matters were voted upon and approved at the Company's Annual Meeting of Stockholders held on February 8, 2001. On the record date of December 29, 2000 there were 8,805,133 shares issued, outstanding, and eligible to vote, of which 7,700,233 shares or 87% were represented at the meeting either in person or by proxy.

           The proposal to elect the following two Class III directors to serve until a successor is duly elected and qualified:

                                                    Votes For      Abstain
           Richard A. Packer                        7,661,834       38,399
           James W. Biondi, M.D.                    7,661,834       38,399

ITEM 5.    OTHER INFORMATION.

           Not Applicable.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           (a) Exhibits
           Not Applicable.

           (b) Reports on Form 8-K.
           Not Applicable.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on February 14, 2001.

                                                        ZOLL MEDICAL CORPORATION
                                                                    (Registrant)


Date: February 14, 2001                  By:  /s/  Richard  A. Packer
                                             -----------------------------------
                                         Richard A. Packer, Chairman and
                                         Chief Executive Officer
                                         (Principal Executive Officer)



Date: February 14, 2001                  By:  /s/  A. Ernest Whiton
                                             -----------------------------------
                                         A. Ernest Whiton, Vice President of
                                         Administration and Chief Financial
                                         Officer (Principal Financial and
                                         Accounting Officer)