Form 10-Q
period 2001-04-01
ZOLL MEDICAL CORPORATION
filed 2001-05-16
CIK 887568

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


     [X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934.

       FOR THE THREE MONTH PERIOD FROM JANUARY 1, 2001 TO APRIL 1, 2001.

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


                                 NOT APPLICABLE
                  -------------------------------------------
                    (Former name, former address and former
                  fiscal year, if changed since last report.)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                        YES X   NO
                           ---     ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock:

             Class                         Outstanding at May 14, 2001
  Common Stock, $.02 par value                       8,872,782


                       This document consists of 19 pages.

                            ZOLL MEDICAL CORPORATION

                                      INDEX

                                                                            PAGE
                                                                             NO.

PART I. FINANCIAL INFORMATION

ITEM 1.   Financial Statements:

          Consolidated Balance Sheets (unaudited)                            3
          April 1, 2001 and September 30, 2000

          Consolidated Income Statements (unaudited)                         4
          Three and Six Months Ended  April 1, 2001 and April 1, 2000

          Consolidated Statements of Cash Flows (unaudited)                  5
          Six Months Ended April 1, 2001 and April 1, 2000

          Notes to Consolidated Financial Statements (unaudited)             6

ITEM 2.   Management's Discussion and Analysis of Results of                 7
          Operations and Financial Condition

ITEM 3.   Quantitative and Qualitative Disclosure About Market Risk         17


PART II. OTHER INFORMATION

ITEM 1.   Legal Proceedings                                                 18

ITEM 2.   Changes in Securities                                             18

ITEM 3.   Defaults Upon Senior Securities                                   18

ITEM 4.   Submission of Matters to a Vote of Security-Holders               18

ITEM 5.   Other Information                                                 18

ITEM 6.   Exhibits and Reports on Form 8-K                                  18

          Signatures                                                        19

                     PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                       ZOLL MEDICAL CORPORATION
                      CONSOLIDATED BALANCE SHEETS
                            (in thousands)
                              (Unaudited)

                                                                     APRIL 1,   SEPTEMBER 30,
                                                                       2001         2000
                                                                     --------   -------------
                                ASSETS

Current assets:
   Cash and cash equivalents                                         $ 55,065     $  4,025
   Marketable securities                                                3,973       51,823
   Accounts receivable, less allowance of $1,718 at April 1,
      2001 and $1,895 at September 30, 2000                            28,795       37,325
   Inventories:
      Raw materials                                                     7,842        7,762
      Work-in-process                                                   2,468        2,749
      Finished goods                                                   13,251        9,787
                                                                     --------     --------
                                                                       23,561       20,298
   Prepaid expenses and other current assets                            3,658        3,489
                                                                     --------     --------
      Total current assets                                            115,052      116,960
Property and equipment, at cost:
   Land and building                                                    3,473        3,434
   Machinery and equipment                                             22,073       18,247
   Construction in progress                                             1,707        1,647
   Tooling                                                              5,746        5,268
   Furniture and fixtures                                               1,439        1,203
   Leasehold improvements                                               1,251        1,194
                                                                     --------     --------
                                                                       35,689       30,993
      Less accumulated depreciation                                    17,255       14,647
                                                                     --------     --------
   Net property and equipment                                          18,434       16,346
Other assets, net                                                       4,467        4,502
                                                                     --------     --------
                                                                     $137,953     $137,808
                                                                     ========     ========

                 LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                  $  3,488     $  8,140
   Accrued expenses and other liabilities                               7,346        6,809
   Current maturities of long-term debt                                     0           20
                                                                     --------     --------
      Total current liabilities                                        10,834       14,969
Deferred income taxes                                                     404          423
Commitments and contingencies
Stockholders' equity
   Preferred stock, $.01 par value, authorized 1,000
     shares, none issued and outstanding
   Common stock, $.02 par value, authorized 19,000 shares, 8,866 and 8,798 issued and outstanding at April 1,
     2001 and September 30, 2000, respectively                            177          176
   Capital in excess of par value                                      96,161       94,799
   Accumulated other comprehensive income                                  30          177
   Retained earnings                                                   30,347       27,264
                                                                     --------     --------
      Total stockholders' equity                                      126,715      122,416
                                                                     --------     --------
                                                                     $137,953     $137,808
                                                                     ========     ========



      See notes to unaudited consolidated financial statements.

                       ZOLL MEDICAL CORPORATION
                    CONSOLIDATED INCOME STATEMENTS
           (in thousands, except per share and share data )
                              (Unaudited)

                                                 THREE MONTHS ENDED        SIX MONTHS ENDED
                                                 April 1,    April 1,    April 1,    April 1,
                                                   2001       2000        2001        2000
                                                 --------    --------    --------    --------

Net sales                                        $25,241     $25,654     $53,837     $50,089
Cost of goods sold                                11,277      11,129      23,346      21,972
                                                 -------     -------     -------     -------
Gross profit                                      13,964      14,525      30,491      28,117

Expenses:
       Selling and marketing                       9,186       7,693      18,321      15,367
       General and administrative                  2,165       2,184       4,630       4,136
       Research and development                    2,320       2,026       4,612       3,757
                                                 -------     -------     -------     -------
            Total expenses                        13,671      11,903      27,563      23,260

Income from operations                               293       2,622       2,928       4,857
                                                 -------     -------     -------     -------
Investment and other income                          810         303       1,816         313
Interest expense                                      --          95           1         175
                                                 -------     -------     -------     -------
Income before income taxes                         1,103       2,830       4,743       4,995
Provision for income taxes                           386       1,047       1,660       1,848
                                                 -------     -------     -------     -------
Net income                                       $   717     $ 1,783     $ 3,083     $ 3,147
                                                 =======     =======     =======     =======

Basic earnings per common share                  $  0.08     $  0.24     $  0.35     $  0.44
                                                 =======     =======     =======     =======

Weighted average common shares outstanding         8,837       7,443       8,819       7,118

Diluted earnings per common and common
equivalent share
                                                 $  0.08     $  0.23     $  0.34     $  0.42
                                                 =======     =======     =======     =======

Weighted average number of common and common
equivalent shares outstanding                      9,066       7,836       9,067       7,484



      See notes to unaudited consolidated financial statements.

                       ZOLL MEDICAL CORPORATION
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (in thousands)
                              (Unaudited)


                                                                     SIX MONTHS ENDED
                                                                   ----------------------
                                                                   APRIL 1,      APRIL 1,
                                                                     2001          2000
                                                                   --------      --------
OPERATING ACTIVITIES:
        Net income                                                 $  3,083      $  3,147
Charges not affecting cash:
        Depreciation and Amortization                                 2,781         1,905
Changes in assets and liabilities:
        Accounts receivable                                           8,530        (1,312)
        Inventories                                                  (3,263)       (5,803)
        Prepaid expenses and other current assets                      (169)          (29)
        Accounts payable and accrued expenses                        (4,134)       (2,334)
        Tax benefit from employee stock plans                           715         1,652
                                                                   --------      --------
           Cash provided by (used in) operating activities            7,543        (2,774)

INVESTING ACTIVITIES:
        Sale of marketable securities                                47,703            --
        Additions to property and equipment                          (4,696)       (2,869)
        Other assets                                                   (138)         (341)
                                                                   --------      --------
              Cash provided by (used for) investing activities       42,869        (3,210)

FINANCING ACTIVITIES:
        Exercise of stock options                                       648         1,216
        Distributions to stockholders                                    --          (185)
        Issuance of Common Stock                                         --        67,109
        Repayment of long-term debt                                     (20)          (84)
                                                                   --------      --------
              Cash provided by financing activities                     628        68,056

                                                                   --------      --------
              Net increase in cash                                   51,040        62,072
        Cash and cash equivalents at beginning of year                4,025         1,821
                                                                   --------      --------
        Cash and cash equivalents at end of period                 $ 55,065      $ 63,893
                                                                   ========      ========

------------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash paid during the period:
          Income taxes                                             $   404       $    663
          Interest                                                       1             95



      See notes to unaudited consolidated financial statements.

                       ZOLL MEDICAL CORPORATION
         NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. The Consolidated Balance Sheet as of April 1, 2001, the Consolidated Income Statements for the three and six months ended April 1, 2001 and April 1, 2000, and the Consolidated Statements of Cash Flows for the six months ended April 1, 2001 and April 1, 2000 are unaudited, but in the opinion of management include all adjustments, consisting of normal recurring items, necessary for a fair presentation of results for these interim periods. The results for the interim periods are not necessarily indicative of results to be expected for the entire year. The information contained in the interim financial statements should be read in conjunction with the Company's audited financial statements as of and for the year ended September 30, 2000 included in its Form 10-K filed with the Securities and Exchange Commission on December 29, 2000. Certain reclassifications have been made to the prior years' unaudited consolidated financial statements to conform to the current period presentation with no impact on net income.

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

     In order to make operating and strategic decisions, ZOLL's chief operating decision maker evaluates revenue performance based on the worldwide revenues of each segment and, due to shared infrastructures, profitability based on an enterprise-wide basis. Net sales by segment were as follows:

     (000's omitted)
                                       THREE MONTHS ENDED    SIX MONTHS ENDED
                                       -------------------  ------------------
                                       APRIL 1,   APRIL 1,  APRIL 1,  APRIL 1,
                                          2001       2000      2001      2000
                                       --------   --------  --------  --------
Hospital Market - North America        $ 7,757    $ 9,217   $17,595   $19,744
Pre-hospital Market - North America      6,795      6,129    14,397    10,974
Other - North America                    4,641      4,133     9,095     7,954
International Market                     6,048      6,175    12,750    11,417
                                       -------    -------   -------   -------
                                       $25,241    $25,654   $53,837   $50,089
                                       =======    =======   =======   =======

The Company reports assets on a consolidated basis to the chief operating decision maker.

Geographic information: Net sales by major geographical area, determined on the basis of destination of the goods, are as follow:

     (000's omitted)
                       THREE MONTHS ENDED      SIX MONTHS ENDED
                       -------------------    -------------------
                       APRIL 1,   APRIL 1,    APRIL 1,   APRIL 1,
                          2001       2000        2001       2000
                       --------   --------    --------   --------
     United States     $18,911    $18,322     $40,438    $36,891
     Foreign             6,330      7,332      13,399     13,198
                       -------    -------     -------    -------
                       $25,241    $25,654     $53,837    $50,089
                       =======    =======     =======    =======


3. The Company computes comprehensive income in accordance with Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" (FAS 130). FAS 130 establishes standards for the reporting and display of comprehensive income and its components in the financial statements. Comprehensive income, as defined, includes all changes in equity during a period from non-owner sources. Comprehensive income for the six months ended April 1, 2001 amounted to $2,936,000 or $147,000 less than net income. This difference results from a decrease in unrealized gains on available-for-sale securities. Comprehensive income was equal to net income for the six months ended April 1, 2000 as there were no other elements of comprehensive income.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

THREE MONTHS ENDED APRIL 1, 2001 COMPARED TO THREE MONTHS ENDED APRIL 1, 2000

Our net sales decreased 2% to $25.2 million for the three months ended April 1, 2001 in comparison to $25.7 million for the same period a year earlier. We continued to experience growth in the North American pre-hospital market as equipment sales increased to $6.8 million, an increase of 11% over the same quarter a year earlier. Equipment sales to the North American hospital market decreased 16% to $7.8 million from $9.2 million in the prior year. Total North American equipment sales amounted to $14.6 million, a decrease of 5% in comparison to $15.3 million in revenue a year earlier. North American sales were negatively impacted by our failure to obtain a license to sell our M-Series platform in Canada by the end of the second quarter, although we did subsequently receive this license on April 20, 2001. In addition our sales reflected a slowdown in the placing of capital equipment purchase orders by our customers at the end of the quarter. We believe this slowdown reflects the extension of customer purchase cycles as customers face uncertainty associated with the future direction of their funding levels and general economic conditions. We also believe the transition from monophasic technology to biphasic technology delayed some purchasing decisions as well. International sales were essentially unchanged at $6.0 million in comparison to sales of $5.9 million for the same period a year earlier, excluding prior year shipments of $0.2 million to the German Army. Softness in shipments to the United Kingdom was offset by revenue growth in both Europe and Japan.

Gross margin for the second quarter of 2001 was 55.3% compared to 56.6% for the comparable prior year quarter. The decrease in gross margin reflects the impact of lower than expected revenues in our North American and U.K. direct operations where our gross margins tend to exceed those resulting from shipments to our international distributors.

Selling and marketing expenses as a percentage of net sales increased to 36.4% from 30.0% in the same quarter a year earlier. This reflects increased sales force headcount in the United States and Canada, as well as increased marketing expenses, which were not supported by anticipated sales growth.

General and administrative expenses of $2.2 million remained consistent with the prior year.

Research and development expenses increased as a percentage of net sales to 9.2% from 7.9% in comparison to the same period a year earlier. Spending increases reflect the continued development of our M Series product line as well as other initiatives, including the development of our new public access defibrillator.

Our effective tax rate decreased from 37% to 35% for the three months ended April 1, 2001 as compared to the same period in fiscal 2000, reflecting additional foreign sales income and research and development tax credits.

SIX MONTHS ENDED APRIL 1, 2001 COMPARED TO SIX MONTHS ENDED APRIL 1, 2000

Our net sales increased 7.5% to $53.8 million for the six months ended April 1, 2001 in comparison to $50.1 million for the same period a year earlier. Equipment sales to the North American pre-hospital market increased to $14.4 million from $11.0 million for the same period a year earlier, an increase of 31%. Equipment sales to the North American hospital market decreased 11% to $17.6 million from $19.7 million in the prior year. Total North American equipment sales amounted to $32.0 million, an increase of 4% in comparison to $30.7 in revenue for the same period a year earlier. North American equipment sales were negatively impacted by our failure to obtain a license to sell our M-Series platform in Canada and a slowdown in the placing of capital equipment purchase orders by our customers late in the second quarter. International sales increased 12% to $12.8 million in comparison to sales of $11.4 million for the same period a year earlier. This increase resulted from revenue growth in both Europe and Japan, partially offset by fewer German Army shipments than in the same period a year earlier. Sales of disposables and other products increased 14% to $9.1 million in comparison to $8.0 million in the same period a year earlier, reflecting an increase in the number of our systems in the marketplace.

Gross margin for the first six months of 2001 was 56.6% compared to 56.1% for the comparable prior year period. The increase reflects fewer lower margin shipments to the German Army than in the same period a year earlier as well as the increased mix of monitoring parameters sold on the M Series platform to the North American pre-hospital market.

Selling and marketing expenses increased as a percentage of net sales to 34.0% from 30.7% in the same period a year earlier. This reflects increased sales force headcount and related expenses over the same period a year earlier.

General and administrative expenses increased slightly as a percentage of net sales to 8.6% from 8.3%. We increased our general and administrative expenses as we added resources to support our company-wide information systems, human resource management initiatives, customer collection activities, and other administrative functions.

Research and development expenses increased as a percentage of net sales to 8.6% from 7.5%. This increase reflects expenditures related to the development of our new public access defibrillator, as well as spending to develop products or product improvements designed to enhance, augment, or expand our existing product lines.

Our effective tax rate decreased from 37% to 35% for the six months ended April 1, 2001 as compared to the same period in fiscal 2000, reflecting additional foreign sales income and research and development tax credits.

LIQUIDITY AND CAPITAL RESOURCES

Our total cash, cash equivalents, and marketable securities at April 1, 2001 totaled $59.0 million compared with $55.8 million at September 30, 2000.

Cash provided by operating activities for the six months ended April 1, 2001 increased $10.3 million to $7.5 million as compared to a net cash use of $2.8 million for the same period in fiscal year 2000. This improvement is mainly attributable to a decrease in accounts receivable due to improved cash collections. This was partially offset by a decrease in our level of accounts payable.

Cash provided by investing activities amounted to $42.9 million during the six months ended April 1, 2001 in comparison to our net cash use of $3.2 million during the six months ended April 1, 2000. During the first two quarters of 2001, we generated $47.7 million from the sale of marketable securities, reflecting the movement of funds to higher yielding short-term investments. This was partially offset by a $1.8 million increase in fixed asset expenditures over the prior year. Expenditures included additional demonstration units for our sales force, reflecting the rollout of new monitoring parameters, as well as increased sales force headcount.

Cash provided by financing activities was $628,000 for the six months ended April 1, 2001, compared to $68.1 million for the same period in fiscal year 2000. Cash provided by financing activities for the prior year includes approximately $67 million of net proceeds related to our secondary stock offering.

We maintain a working capital line of credit with our bank. Under this working capital line, we may borrow on a demand basis. Currently, we may borrow up to $12.0 million at an interest rate equal to the bank's base rate or LIBOR plus 2%. No borrowings were outstanding on this line at the end of the second quarter of fiscal 2001.

We expect that the combination of existing funds, cash generated from operations, and our existing line of credit will be adequate to meet our operational liquidity and capital requirements for the foreseeable future.

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

RISK FACTORS

IF WE FAIL TO COMPETE SUCCESSFULLY IN THE FUTURE AGAINST EXISTING OR POTENTIAL COMPETITORS, OUR OPERATING RESULTS MAY BE ADVERSELY AFFECTED

     Our principal global competitors with respect to our entire cardiac resuscitation equipment product line are Physio-Control Corporation and Agilent Technologies, Inc. Physio-Control is a subsidiary of Medtronic, Inc., a leading medical technology company, and Agilent, which includes Heartstream, Inc., whose Healthcare Solutions Group is currently in the process of being acquired by Royal Phillips Electronics. Physio-Control has been the market leader in the defibrillator industry for over twenty years and has a broader line of product offerings and accessories than we do. As a result of Physio-Control's dominant position in this industry, many potential customers have relationships with Physio-Control that could make it difficult for us to continue to penetrate the markets for our products. In addition, Physio-Control, its parent and Agilent and other competitors each have significantly greater resources than we do. Accordingly, Physio-Control, Agilent and other competitors could substantially increase the resources they devote to the development and marketing of products that are competitive with ours. Moreover, these and other competitors may develop and successfully commercialize medical devices that directly or indirectly accomplish what our products are designed to accomplish in a superior and/or less expensive manner. For example, we expect our competitors to develop and sell devices in the future that will compete directly with our M Series product line. In addition, although our biphasic waveform technology is unique, our competitors have devised similar biphasic waveform technology and we have licensed our biphasic waveform technology to GE Medical Systems Information Technologies. As a consequence, such competing medical devices may render our products obsolete.

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

WE MAY EXPERIENCE SHORT TERM OPERATING FLUCTUATIONS AS WE CONTINUE TO INTRODUCE OUR NEW BIPHASIC TECHNOLOGY

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

     -    the efficacy of our products;

     -    obtaining timely regulatory approval for new products; and

     - the prices of our products compared to the prices of our competitors' products.

     If our new products do not achieve market acceptance, our financial performance will be adversely affected.

WE MAY NOT BE ABLE TO OBTAIN APPROPRIATE REGULATORY APPROVALS FOR OUR NEW
PRODUCTS

     The manufacture and sale of our products are subject to regulation by numerous governmental authorities, principally the FDA and corresponding state and foreign agencies. The FDA administers the Federal Food, Drug and Cosmetic Act, as amended, and the rules and regulations promulgated thereunder. Some of our products have been classified by the FDA as Class II devices and others, such as our automated external defibrillators, have been classified as Class III devices. All of these devices must secure either a 510(k) pre-market notification clearance or an approved pre-market approval application before they can be introduced into the U.S. market. The process of obtaining 510(k) clearance typically takes several months and may involve the submission of limited clinical data supporting assertions that the product is substantially equivalent to another medical device on the market prior to 1976. The pre-market approval process typically requires substantially more time than 510(k) clearance and requires the submission of significant quantities of clinical data and supporting information. Delays in obtaining either 510(k), or if necessary, pre-market approval clearance could have an adverse effect on the introduction of future products, including our public access defibrillator. Moreover, approvals, if granted, may limit the uses for which a product may be marketed, which could reduce or eliminate the commercial benefit of manufacturing any such product.

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

WE HAVE LICENSED OUR BIPHASIC TECHNOLOGY TO GE MEDICAL SYSTEMS INFORMATION TECHNOLOGIES

     We have recently entered into a five year license agreement with GE Medical Systems Information Technologies that permits GE to incorporate our patented biphasic waveform technology into their defibrillator and monitoring systems. We believe that GE's global marketing and distribution channels will help increase the growing acceptance of our biphasic technology. GE has significantly greater resources than we do and has a competing product in the European market. This could impact our ability to market and sell our products, potentially lowering our revenues. GE does not currently produce products that are directly competitive with our products in the US market, though they may do so in the future.

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

     - whether or not competitors will use information contained in our expired patents, such as our U.S. pacing system patent which expired in 2000;

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have cash equivalents and marketable securities that primarily consist of U.S. Treasuries, short-term repurchase agreements, and asset-backed corporate securities. The majority of these investments have maturities within one year, with 5% to 25% maturing in one to five years. We believe that our exposure to interest rate risk is minimal due to the short-term nature of our investments and that fluctuations in interest rates would not have a material adverse effect on our results of operations.

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

          Not Applicable.

ITEM 5.   OTHER INFORMATION.

          Not Applicable.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a) Exhibits
          Not Applicable.

          (b) Reports on Form 8-K.
          Not Applicable.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 16, 2001.

                                                       ZOLL MEDICAL CORPORATION
                                                                   (Registrant)

Date: May 16, 2001                       By: /s/  Richard  A. Packer
                                             ---------------------------------
                                             Richard A. Packer, Chairman and
                                             Chief Executive Officer
                                             (Principal Executive Officer)


Date: May 16, 2001                       By: /s/  A. Ernest Whiton
                                             ---------------------------------
                                             A. Ernest Whiton, Vice President
                                             of Administration and Chief
                                             Financial Officer
                                             (Principal Financial and
                                             Accounting Officer)