Form 10-Q
period 2001-07-01
ZOLL MEDICAL CORPORATION
filed 2001-08-15
CIK 887568

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

   [X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934. FOR THE THREE MONTH PERIOD FROM APRIL 2, 2001 TO JULY 1, 2001.

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

                                YES [X] NO [ ]


   Indicate the number of shares outstanding of each of the issuer's classes of common stock:

                 Class                   Outstanding at August 8, 2001
           Common Stock, $.02                      8,877,496
               par value


                       This document consists of 20 pages.

                            ZOLL MEDICAL CORPORATION

                                      INDEX

                                                                            PAGE
                                                                            NO.
PART I. FINANCIAL INFORMATION

ITEM 1.   Financial Statements:

          Consolidated Balance Sheets (unaudited)                             3
          July 1, 2001 and September 30, 2000

          Consolidated Income Statements (unaudited)                          4
          Three and Nine Months Ended July 1, 2001 and July 1, 2000

          Consolidated Statements of Cash Flows (unaudited)                   5
          Nine Months Ended July 1, 2001 and July 1, 2000

          Notes to Consolidated Financial Statements (unaudited)              6

ITEM 2.   Management's Discussion and Analysis of Results of                  7
          Operations and Financial Condition

ITEM 3.   Quantitative and Qualitative Disclosure About Market Risk          18


PART II. OTHER INFORMATION

ITEM 1.   Legal Proceedings                                                  19

ITEM 2.   Changes in Securities                                              19

ITEM 3.   Defaults Upon Senior Securities                                    19

ITEM 4.   Submission of Matters to a Vote of Security-Holders                19

ITEM 5.   Other Information                                                  19

ITEM 6.   Exhibits and Reports on Form 8-K                                   19

           Signatures                                                        20

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                            ZOLL MEDICAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)
                                   (Unaudited)

                                                                   JULY 1,    SEPTEMBER 30,
                                                                    2001          2000
                                  ASSETS

Current assets:
    Cash and cash equivalents                                     $ 41,872      $  4,025
    Marketable securities                                           16,656        51,823
    Accounts receivable, less allowance of $1,777 at July 1,
      2001 and $1,895 at September 30, 2000                         33,635        37,325
    Inventories:
       Raw materials                                                 9,195         7,762
       Work-in-process                                               1,807         2,749
       Finished goods                                               12,349         9,787
                                                                  --------      --------
                                                                    23,351        20,298
    Prepaid expenses and other current assets                        3,749         3,489
                                                                  --------      --------
       Total current assets                                        119,263       116,960
Property and equipment, at cost:
    Land and building                                                3,472         3,434
    Machinery and equipment                                         23,006        18,247
    Construction in progress                                         1,233         1,647
    Tooling                                                          5,747         5,268
    Furniture and fixtures                                           1,496         1,203
    Leasehold improvements                                           1,255         1,194
                                                                  --------      --------
                                                                    36,209        30,993
       Less accumulated depreciation                                18,113        14,647
                                                                  --------      --------
    Net property and equipment                                      18,096        16,346
Other assets, net                                                    4,396         4,502
                                                                  --------      --------
                                                                  $141,755      $137,808
                                                                  ========      ========

               LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                              $  5,142      $  8,140
    Accrued expenses and other liabilities                           7,712         6,809
    Current maturities of long-term debt                                --            20
                                                                  --------      --------
       Total current liabilities                                    12,854        14,969
Deferred income taxes                                                  404           423
Commitments and contingencies
Stockholders' equity
    Preferred stock, $.01 par value, authorized 1,000
      shares, none issued and outstanding
     Common stock, $.02 par value, authorized 19,000 shares,
       8,872 and 8,798 issued and outstanding at July 1,
       2001 and September 30, 2000, respectively                       177           176
    Capital in excess of par value                                  96,214        94,799
    Accumulated other comprehensive income                              52           177
    Retained earnings                                               32,054        27,264
                                                                  --------      --------
       Total stockholders' equity                                  128,497       122,416
                                                                  --------      --------
                                                                  $141,755      $137,808
                                                                  ========      ========

            See notes to unaudited consolidated financial statements.

                            ZOLL MEDICAL CORPORATION
                         CONSOLIDATED INCOME STATEMENTS
                     (in thousands, except per share data )
                                   (Unaudited)

                                                   THREE MONTHS ENDED        NINE MONTHS ENDED
                                                  July 1,      July 1,      July 1,      July 1,
                                                   2001         2000         2001         2000
Net sales                                         $30,374      $27,442      $84,211      $77,531
Cost of goods sold                                 13,591       12,327       36,937       34,299
                                                  -------      -------      -------      -------
Gross profit                                       16,783       15,115       47,274       43,232

Expenses:
    Selling and marketing                           9,579        7,546       27,900       22,913
    General and administrative                      2,468        2,209        7,098        6,345
    Research and development                        2,737        2,100        7,349        5,857
                                                  -------      -------      -------      -------
       Total expenses                              14,784       11,855       42,347       35,115
                                                  -------      -------      -------      -------
Income from operations                              1,999        3,260        4,927        8,117


Investment and other income                           627          812        2,443        1,125
Interest expense                                       --           35            1          210
                                                  -------      -------      -------      -------
Income before income taxes                          2,626        4,037        7,369        9,032
Provision for income taxes                            919        1,494        2,579        3,342
                                                  -------      -------      -------      -------
Net income                                        $ 1,707      $ 2,543      $ 4,790      $ 5,690
                                                  =======      =======      =======      =======
Basic earnings per common share                   $  0.19      $  0.29      $  0.54      $  0.75
                                                  =======      =======      =======      =======
Weighted average common shares outstanding          8,871        8,694        8,836        7,635

Diluted earnings per common and common
equivalent share                                  $  0.19      $  0.28      $  0.53      $  0.72
                                                  =======      =======      =======      =======
Weighted average number of common and common
equivalent shares outstanding                       9,027        9,031        9,077        7,946

            See notes to unaudited consolidated financial statements.

                            ZOLL MEDICAL CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                (in thousands)
                                   (Unaudited)

                                                                     NINE MONTHS ENDED
                                                                   JULY 1,        JULY 1,
                                                                    2001           2000
OPERATING ACTIVITIES:
    Net income                                                    $  4,790       $  5,690

Charges not affecting cash:
    Depreciation and Amortization                                    4,426          3,017
Changes in assets and liabilities:
    Accounts receivable                                              3,751         (5,330)
    Inventories                                                     (3,053)        (4,706)
    Prepaid expenses and other current assets                         (260)           (88)
    Accounts payable and accrued expenses                           (2,200)        (4,596)
    Tax benefit from employee stock plans                              717          2,377
                                                                  --------       --------
       Net cash provided by (used in) operating activities           8,171         (3,636)

INVESTING ACTIVITIES:
    Sale of marketable securities                                   47,849          3,756
    Purchases of marketable securities                             (12,868)       (44,226)
    Additions to property and equipment                             (5,941)        (5,220)
    Other assets                                                      (130)          (412)
                                                                  --------       --------
       Net cash provided by (used in) investing activities          28,910        (46,102)

FINANCING ACTIVITIES:
    Exercise of stock options                                          699          2,101
    Distributions to stockholders                                       --           (185)
    Issuance of Common Stock                                            --         67,101
    Repayment of long-term debt                                        (20)        (1,855)
                                                                  --------       --------
       Net cash provided by financing activities                       679         67,162
       Effect of exchange rates on cash and cash equivalents            87             --
                                                                  --------       --------
       Net increase in cash                                         37,847         17,424
    Cash and cash equivalents at beginning of year                   4,025          1,821
                                                                  --------       --------
    Cash and cash equivalents at end of period                    $ 41,872       $ 19,245
                                                                  ========       ========
--------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid during the period:
       Income taxes                                               $    489       $  4,243
       Interest                                                          1            210

            See notes to unaudited consolidated financial statements.

                            ZOLL MEDICAL CORPORATION
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. The Consolidated Balance Sheet as of July 1, 2001, the Consolidated Income Statements for the three and nine months ended July 1, 2001 and July 1, 2000, and the Consolidated Statements of Cash Flows for the nine months ended July 1, 2001 and July 1, 2000 are unaudited, but in the opinion of management include all adjustments, consisting of normal recurring items, necessary for a fair presentation of results for these interim periods. The results for the interim periods are not necessarily indicative of results to be expected for the entire year. The information contained in the interim financial statements should be read in conjunction with the Company's audited financial statements as of and for the year ended September 30, 2000 included in its Form 10-K filed with the Securities and Exchange Commission on December 29, 2000. Certain reclassifications have been made to the prior years' unaudited consolidated financial statements to conform to the current period presentation with no impact on net income.

2. Segment and Geographic Information

   Segment information: The Company reports information to the chief operating decision maker for four operating segments, determined by the type of customer or product. These segments include the sale of cardiac resuscitation devices and accessories and data collection management software to the North America hospital market and to the North America pre-hospital market, the sale of disposables, accessories, and other products to the North American market, and the sale of cardiac resuscitation devices and accessories to the international market. Each of these segments have similar characteristics, manufacturing processes, customers, distribution and marketing strategies, as well as a similar regulatory environment.

   In order to make operating and strategic decisions, ZOLL's chief operating decision maker evaluates revenue performance based on the worldwide revenues of each segment and, due to shared infrastructures, profitability based on an enterprise-wide basis. Net sales by segment were as follows:

   (000's omitted)

                                   THREE MONTHS ENDED       NINE MONTHS ENDED
                                   ------------------       -----------------
                                   JULY 1,     JULY 1,     JULY 1,     JULY 1,
                                    2001        2000        2001        2000
   Hospital Market - North         $10,120     $10,054     $27,715     $29,798
   America
   Pre-hospital Market - North       9,356       7,013      23,753      17,987
   America
   Other - North America             4,529       4,071      13,624      12,025
   International Market              6,369       6,304      19,119      17,721
                                   -------     -------     -------     -------
                                   $30,374     $27,442     $84,211     $77,531
                                   =======     =======     =======     =======

   The Company reports assets on a consolidated basis to the chief operating decision maker.

   Geographic information: Net sales by major geographical area, determined on the basis of destination of the goods, are as follow:

   (000's omitted)

                                   THREE MONTHS ENDED       NINE MONTHS ENDED
                                   ------------------       -----------------
                                   JULY 1,     JULY 1,     JULY 1,     JULY 1,
                                    2001        2000        2001        2000
   United States                   $19,870     $19,894     $60,308     $56,785
   Foreign                          10,504       7,548      23,903      20,746
                                   -------     -------     -------     -------
                                   $30,374     $27,442     $84,211     $77,531
                                   =======     =======     =======     =======

3. The Company computes comprehensive income in accordance with Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" (FAS
   130). FAS 130 establishes standards for the reporting and display of comprehensive income and its components in the financial statements. Comprehensive income, as defined, includes all changes in equity during a period from non-owner sources. Comprehensive income for the three months ended July 1, 2001 amounted to $1,730,000, or $23,000 more than net income. Comprehensive income for the nine months ended July 1, 2001 amounted to $4,666,000 or $124,000 less than net income. This difference results from a decrease in unrealized gains on available-for-sale securities partially offset by the cumulative translation adjustment related to the translation and consolidation of our new Canadian subsidiary.

   Comprehensive income was equal to net income for the three and nine months ended July 1, 2000 as there were no other elements of comprehensive income.

4. The shares used for calculating basic earnings per common share were the average shares outstanding and the shares used for calculating diluted earnings per share were the average shares outstanding and the dilutive effect of stock options.

5. Recent Accounting Pronouncements: In 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) 101, Revenue Recognition in Financial Statements, which must be adopted no later than the fourth fiscal quarter of the fiscal year beginning after December 15, 1999. The Company is currently evaluating the effects of implementing this SAB, but it is not expected to have a material effect on the Company's financial statements.

   In June, 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

   The Company is required to apply the new rules on accounting for goodwill and other intangible assets by fiscal 2003. Application of the nonamortization provisions of the Statement is expected to result in an insignificant increase in net income. The Company anticipates adoption of these provisions in fiscal 2002. The Company will perform the first of the required impairment tests of goodwill and indefinite live intangible assets during fiscal 2002 and has not yet determined what the effect of these tests will be on earnings and the financial position of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

THREE MONTHS ENDED JULY 1, 2001 COMPARED TO THREE MONTHS ENDED JULY 1, 2000

Our net sales increased 11% to $30.4 million for the three months ended July 1, 2001 in comparison to $27.4 million for the same period a year earlier. Sales to the North American pre-hospital market increased 33% to $9.4 million in comparison to $7.0 million in the same quarter a year earlier. Equipment sales to the North American hospital market remained flat at $10.1 million in comparison to the same quarter in the prior year. Total North American equipment sales amounted to $19.5 million, an increase of 14% in comparison to $17.1 million in revenue a year earlier. International sales of $6.4 million remained consistent with the comparable prior year quarter.

Gross margin for the third quarter of 2001 was 55.3% compared to 55.1% for the comparable prior year quarter. The increase in gross margin reflected an increase in the mix of monitoring parameters sold on the M Series platform, particularly to the North American pre-hospital market. The increase was partially offset by an initial shipment to the New South Wales Ambulance Service in Australia, which had lower margins than our average shipments.

Selling and marketing expenses as a percentage of net sales increased to 32% from 28% in the same quarter a year earlier. This reflects increased headcount in our U.S. sales and marketing operations and in our new Canadian and European subsidiaries.

General and administrative expenses for the three months ended July 1, 2001, remained consistent at 8% of sales in comparison to the same quarter a year earlier.

Research and development expenses for the quarter increased as a percentage of net sales to 9% from 8% in comparison to the same period a year earlier. Spending increases reflected investments in the development of our new low-end AED (Automated External Defibrillator), clinical trials to support our biphasic technology and the continued development of our M Series product line.

Our effective tax rate decreased from 37% to 35% for the three months ended July 1, 2001 as compared to the same period in fiscal 2000, reflecting additional foreign sales income and research and development tax credits.

NINE MONTHS ENDED JULY 1, 2001 COMPARED TO NINE MONTHS ENDED JULY 1, 2000

Our net sales increased 9% to $84.2 million for the nine months ended July 1, 2001 in comparison to $77.5 million for the same period a year earlier. Equipment sales to the North American pre-hospital market increased 32% to $23.8 million from $18.0 million for the same period a year earlier. Equipment sales to the North American hospital market decreased 7% to $27.7 million from $29.8 million in the prior year. Total North American equipment sales amounted to $51.5 million, an increase of 8% in comparison to $47.8 in revenue for the same period a year earlier. International sales increased 8% to $19.1 million in comparison to sales of $17.7 million for the same period a year earlier. This increase resulted from revenue growth in both Europe and in the Asian Pacific Region, partially offset by fewer German Army shipments than in the same period a year earlier. Sales of disposables and other products increased 13% to $13.6 million in comparison to $12.0 million in the same period a year earlier, reflecting an increase in the number of our systems in the marketplace.

Gross margin for the nine months ended July 1, 2001, was 56.1% compared to 55.8% for the comparable prior year period. The increase in gross margin reflects fewer shipments to the German Army, which typically carry lower gross margins than our average company-wide margins, than in the same period a year earlier.

Selling and marketing expenses increased as a percentage of net sales to 33% from 30% in the same period a year earlier. This reflects increased sales force headcount and related expenses over the same period a year earlier.

General and administrative expenses as a percentage of net sales remained flat at 8% as compared to the comparable prior year period. Our general and administrative expenses have increased as we added resources to support our company-wide information systems, human resource management initiatives, customer collection activities, and other administrative functions.

Research and development expenses increased as a percentage of net sales to 9% from 8%. This increase reflects expenditures related to the development of our new low-end AED, as well as spending to develop products or product improvements designed to enhance, augment, or expand our existing product lines.

Our effective tax rate decreased from 37% to 35% for the nine months ended July 1, 2001 as compared to the same period in fiscal 2000, reflecting additional foreign sales income and research and development tax credits.

LIQUIDITY AND CAPITAL RESOURCES

Our total cash, cash equivalents, and marketable securities at July 1, 2001 totaled $58.5 million compared with $55.8 million at September 30, 2000.

Cash provided by operating activities for the nine months ended July 1, 2001 increased $11.8 million to $8.2 million as compared to a net cash use of $3.6 million for the same period in fiscal year 2000. This improvement is mainly attributable to a decrease in accounts receivable due to improved cash collections and a higher buildup of inventory in the prior year. This was partially offset by a reduction in the tax benefit from the exercise of employee stock options.

Cash provided by investing activities amounted to $28.9 million during the nine months ended July 1, 2001 in comparison to our net cash use of $46.1 million during the nine months ended July 1, 2000. During the first nine months of fiscal 2001, we generated net proceeds of $35.0 million from our sale and purchases of marketable securities, reflecting the movement of funds to higher yielding short-term investments. For the same period in fiscal 2000, we had a net cash outflow of $40.4 million related to marketable securities transactions as the yields on longer term investments were more favorable at the time.

Cash provided by financing activities was $679,000 for the nine months ended July 1, 2001, compared to $67.2 million for the same period in fiscal year 2000. Cash provided by financing activities in the prior year was primarily comprised of approximately $67 million of net proceeds related to our secondary stock offering.

We maintain a working capital line of credit with our bank. Under this working capital line, we may borrow on a demand basis. Currently, we may borrow up to $12.0 million at an interest rate equal to the bank's base rate or LIBOR plus 2%. No borrowings were outstanding on this line at the end of the third quarter of fiscal 2001.

We expect that the combination of existing funds, cash generated from operations, and our existing line of credit will be adequate to meet our operational liquidity and capital requirements for the foreseeable future.

LEGAL AND REGULATORY AFFAIRS

We are involved in the normal course of our business in various litigation matters and regulatory issues, including product recalls. Although we are unable to determine at the present time the exact amount of any impact in any pending matters, we believe that none of the pending matters will have an outcome material to our financial condition or results of operations.

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

RISK FACTORS

IF WE FAIL TO COMPETE SUCCESSFULLY IN THE FUTURE AGAINST EXISTING OR POTENTIAL COMPETITORS, OUR OPERATING RESULTS MAY BE ADVERSELY AFFECTED

   Our principal global competitors with respect to our entire cardiac resuscitation equipment product line are Physio-Control Corporation and Royal Phillips Electronics. Physio-Control is a subsidiary of Medtronic, Inc., a leading medical technology company, and Royal Phillips Electronics recently completed their purchase of Agilent Technologies' Healthcare Solutions Group, which was one of our major competitors. Physio-Control has been the market leader in the defibrillator industry for over twenty years and has a broader line of product offerings and accessories than we do. As a result of Physio-Control's dominant position in this industry, many potential customers have relationships with Physio-Control that could make it difficult for us to continue to penetrate the markets for our products. In addition, Physio-Control, its parent and Royal Phillips Electronics and other competitors each have significantly greater resources than we do. Accordingly, Physio-Control, Royal Phillips Electronics and other competitors could substantially increase the resources they devote to the development and marketing of products that are competitive with ours. Moreover, these and other competitors may develop and successfully commercialize medical devices that directly or indirectly accomplish what our products are designed to accomplish in a superior and/or less expensive manner. For example, we expect our competitors to develop and sell devices in the future that will compete directly with our M Series product line. In addition, although our biphasic waveform technology is unique, our competitors have devised similar biphasic waveform technology and we have licensed our biphasic waveform technology to GE Medical Systems Information Technologies. As a consequence, such competing medical devices may render our products obsolete.

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

WE MAY BE REQUIRED TO IMPLEMENT A COSTLY PRODUCT RECALL

   In the event that any of our products proves to be defective, we can voluntarily recall, or the U.S. Food and Drug Administration, the FDA, could require us to redesign or implement a recall of any of our products. We and our competitors have voluntarily recalled products in the past, and based on this experience, we believe that future recalls could result in significant costs to us and significant adverse publicity which could harm our ability to market our products in the future. Though it is not possible to quantify the economic impact of a recall, it could have a material adverse effect on our business, financial condition and results of operations.

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

   We currently engage a small number of independent manufacturers to manufacture several components for our products, including circuit boards, molded plastic components, cables and high voltage assemblies. Our reliance on these independent manufacturers involves a number of risks, including the potential for inadequate capacity, unavailability of or interruptions in access to process technologies, and reduced control over delivery schedules, manufacturing yields and costs.

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

FAILURE TO PRODUCE NEW PRODUCTS OR OBTAIN MARKET ACCEPTANCE FOR OUR NEW PRODUCTS IN A TIMELY MANNER COULD HARM OUR BUSINESS

   Because substantially all of our revenue comes from the sale of cardiac resuscitation devices and related products, our financial performance will depend upon market acceptance of, and our ability to deliver and support, new products such as upgrades to the M Series defibrillator, a product for the public access defibrillation market, and an integrated product for the emergency medical system data management market. We cannot assure you that we will be able to produce viable products in the time frames we currently estimate. Factors which could cause delay in these schedules or even cancellation of our projects to produce and market these new products include research and development delays, the actions of our competitors producing competing products, and the actions of other parties who may provide alternative therapies or solutions which could reduce or eliminate the markets for pending products.

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

      - our ability to obtain adequate financial and technical resources for future product development and promotion;

      -  the efficacy of our products;

      -  the ability to obtain timely regulatory approval for new products; and

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

GENERAL ECONOMIC CONDITIONS MAY CAUSE OUR CUSTOMERS TO DELAY BUYING OUR PRODUCTS RESULTING IN LOWER REVENUES

   The national economy of the United States and the global economy are both subject to economic downturns. An economic downturn in any market in which we sell our products may have a significant impact on the ability of our customers, in both the hospital and pre-hospital markets, to secure adequate funding to buy our products or might cause purchasing decisions to be delayed. Any delay in purchasing our products may result in decreased revenues and also allow our competitors additional time to develop products which may have a competitive edge over our M Series products, making future sales of our products more difficult.

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

   If certain patents issued to others are upheld or if certain patent applications filed by others are issued and are upheld, we may be:

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have cash equivalents and marketable securities that primarily consist of U.S. Treasuries, short-term repurchase agreements, and asset-backed corporate securities. The majority of these investments have maturities within one year, with 10% to 35% maturing in one to five years. We believe that our exposure to interest rate risk is minimal due to the short-term nature of our investments and that fluctuations in interest rates would not have a material adverse effect on our results of operations.

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

         Not Applicable.

ITEM 5.   OTHER INFORMATION.

         Not Applicable.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits
         Not Applicable.

         (b) Reports on Form 8-K.
         Not Applicable.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 15, 2001.

                                                        ZOLL MEDICAL CORPORATION
                                                                    (Registrant)

Date:   August 15, 2001                  By:  /s/  Richard  A. Packer
                                              ----------------------------------
                                         Richard A. Packer, Chairman and Chief
                                         Executive Officer (Principal Executive
                                         Officer)


Date:   August 15, 2001                  By:  /s/  A. Ernest Whiton
                                              ----------------------------------
                                         A. Ernest Whiton, Vice President of
                                         Administration and Chief Financial
                                         Officer (Principal Financial and
                                         Accounting Officer)