Form 10-K
period 2001-09-30
ZOLL MEDICAL CORPORATION
filed 2001-12-31
CIK 887568

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-K

(Mark One)

[X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2001

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
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K

The aggregate market value of the voting stock held by non-affiliates of the registrant as of December 24, 2001 was $233,768,072 based on closing sales price of $37.37 per share as reported for the NASDAQ-composite transactions.

The number of shares of the registrant's classes of common stock outstanding, as of December 24, 2001 was 8,908,134.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 2001 Annual Report to Shareholders are incorporated by reference into Parts I, II and IV.

Portions of the definitive Proxy statement dated on or about January 11, 2002 to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held February 12, 2002 are incorporated by reference into
Part III.

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

     The importance of immediate treatment creates an annual worldwide market for external defibrillator products, which we estimate to have been approximately $650 million in 2001. We divide this market into three principal areas: the hospital, pre-hospital and public access defibrillation markets. The hospital market consists of doctors, nurses and other medical personnel who use defibrillators in hospital settings. The pre-hospital market consists of care providers such as paramedics, ambulance operators, emergency medical technicians, medically-trained firefighters and other emergency medical personnel. The public access market includes non-traditional providers such as police, non-medically trained firefighters and other non-medically trained personnel. We currently sell our products in the hospital and pre-hospital markets and plan to enter the public access defibrillation market during calendar year 2002. From fiscal 2000 to fiscal 2001, our revenues increased 12%.

     Our main line of defibrillators is the M Series. M Series defibrillators are smaller and lighter than competitive products, making them easier to use, carry and transport. In fiscal 2000, we began shipping M Series defibrillators equipped with our proprietary biphasic waveform that provide improved defibrillation efficacy as compared to conventional monophasic waveforms. We have received clearance from the U.S. Food and Drug Administration, or the FDA, to label our M Series defibrillators equipped with our biphasic waveform as being clinically superior to defibrillators with a monophasic waveform for particular uses. We are the only company to have received a claim of superiority on its biphasic waveform. We believe the clinical superiority of our biphasic waveform combined with product advantages including small size, light weight and relative ease-of-use offer compelling reasons for customers to choose our products.

     We recently introduced a new product line designed for critical care transport and designated the CCT. Based on an M Series platform this new model incorporates the same defibrillation and pacing technologies and general elements of the M Series design but adds significantly expanded monitoring, battery capacity, and display capability. A larger color display that shows three traces simultaneously combined with the addition of invasive pressure measurement capability and temperature monitoring expands the M Series application to a new segment of patients.

     The AED Plus to be introduced in 2002 is a simplified, lower cost automated external defibrillator (AED) designed for the infrequent user, developed to assist the user in defibrillation and CPR. The device incorporates a number of unique and proprietary elements designed to better meet the needs of inexperienced rescuers and provides highly differentiated product positioning. The device includes a highly simplified graphical user interface, one piece electrode pads, consumer battery operation and feedback to rescuers on CPR performance.

OUR BUSINESS STRATEGY

     The cardiac resuscitation market is a large and growing market driven by a demonstrated and increasing clinical need. Our business strategy is to continue to gain an increased share in both the domestic and international markets by offering superior products through strengthening distribution. While we plan to increase our share in markets that we currently serve, we also seek future growth by entering into new markets with significant opportunities. We believe that the following elements of our strategy may provide current and longer-term growth to our business:

       -CONTINUE TO EXPAND SUCCESSFUL SALES OF M SERIES DEFIBRILLATORS. A major element of our business strategy is to capitalize on the success of the M Series defibrillators in order to increase our market share in the hospital and pre-hospital markets. To date, the M Series is our best selling defibrillator, representing more than 90% of our capital equipment device sales in fiscal 2001. We plan to increase our profits in this segment by doing the following:

             -- selling additional monitoring and display capabilities on the M
                Series such that in combination with its small size and weight the new feature set make it a likely substitute for a "transport monitor" because the defibrillator is integrated instead of a separate additionally carried device; and

             -- expanding our presence in both the domestic and international markets by 1) hiring additional salespeople, 2) in international markets of a significant size, where our market share is weak, move from the selling through a distributor to selling direct, and 3) increasing distributor sales in emerging markets.


      - ENTER THE PUBLIC ACCESS DEFIBRILLATION MARKET WITH A WELL-DIFFERENTIATED DEVICE. We are developing a device for the large and relatively untapped public access defibrillation market, also referred to as the AED market. Our device will be relatively low-cost and easy to operate. We believe we will be able to leverage our experience selling to emergency medical services (EMS) personnel in our efforts to sell our device to first responders such as police and fire departments. We also intend to market our device to other non-traditional providers of healthcare.

      - ESTABLISH A PRE-EMINENT CLINICAL POSITION IN BIPHASIC DEFIBRILLATION. We plan to capitalize on the industry-wide move towards biphasic waveforms. We believe that this trend will give customers a compelling reason to replace their monophasic defibrillators with biphasic defibrillators. Thus, we expect that the size of the external defibrillator market will increase. We are currently the only company to have received clearance from the FDA to label our biphasic defibrillators as clinically superior to monophasic defibrillators for particular uses. We believe that the demonstrated clinical superiority of our proprietary biphasic waveform will offer a significant reason for customers to choose our biphasic defibrillator over the biphasic defibrillators of our competitors. We intend to capitalize on our clinically superior biphasic defibrillators to allow us to capture a larger percentage of the growing external defibrillator market.

      - SEEK ADDITIONAL GROWTH OPPORTUNITIES IN THE EMS DATA MANAGEMENT MARKET. We believe that the market for EMS data management solutions is significant and relatively un-penetrated. We are currently selling several products to this market. We are developing an integrated dispatch, clinical information, data collection, data transfer, billing and quality assurance software solution for sale to the EMS market. We intend to leverage our existing relationships with purchasing decision-makers in this market to sell our data management solutions. We intend on expanding the sale of our products into the public safety area. We believe our software solution will be differentiated by our ability to offer a complete data management solution that incorporates the clinical information collected by our defibrillators.


OVERVIEW OF SUDDEN CARDIAC ARREST AND RESUSCITATION THERAPIES

     Sudden cardiac death results from the un-resuscitated, sudden, abrupt loss or disruption of heart function. This loss of heart function, also known as sudden cardiac arrest, is caused by the heart beating too rapidly and/or chaotically. The American Heart Association, or AHA, estimates that sudden cardiac arrest claims more than 250,000 lives each year in the United States alone, making it a leading cause of death in the United States. According to the AHA, early defibrillation is the single most critical factor in rescuing a victim of sudden cardiac arrest. Each minute of delay in returning the heart to its normal pattern of beating decreases the chance of survival by 7% to 10%.

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


OUR CARDIAC RESUSCITATION PRODUCTS

  M SERIES DEFIBRILLATORS

      In September 1998, we shipped the first M Series defibrillators. The M Series is a line of defibrillators for both the hospital and pre-hospital markets. For fiscal 2001, our M Series defibrillators represented over 90% of our capital equipment device sales. The M Series defibrillator is our best selling product to date and has been selected as the standard device in such places as The Mayo Clinic, Scripps Health System, The Johns Hopkins Hospitals and the White House. We believe the clinical superiority of our biphasic waveform combined with product advantages including portability, ease-of-use and the vivid screen display offer compelling reasons for customers to choose our M Series defibrillators. Our M Series is a standardized platform that allows for expandable features. As a result, we believe that this will help maximize customer retention by reducing the need for operator retraining and enhancing operator confidence.

     We believe that our standard M Series defibrillators offer the following competitive advantages:

     - PORTABILITY. The M Series defibrillator is the smallest, lightest full-featured external defibrillator. It is approximately one-half the weight of one and less than one-half of the size of the two other leading devices in this class. This allows M Series defibrillators to be easily used, carried and transported with patients.

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

     The M Series defibrillators are designed to be upgradeable, allowing customers to add features depending upon their individual needs. The M Series defibrillators use our unique pacing technology, which has been clinically shown to provide superior capture rates, lower mean capture thresholds, less muscle impact and better patient tolerance. The M Series defibrillators are also available with our patented biphasic waveform. Some of the features that we currently offer include:

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

     - GE CATALYST MUSE CARDIOLOGY INFORMATION SYSTEM. In March 2001, we enhanced our M Series defibrillators to allow communication directly with the GE Medical Systems Information Technologies' Catalyst MUSE cardiology information system. This Catalyst MUSE Interface provides direct communication of pre-hospital 12-lead ECG data into GE's family of Catalyst cardiovascular information systems eliminating the need for a dedicated receiving station or gateway.

     - PULSE OXIMETRY. Pulse oximeters determine the oxygen saturation levels in blood, allowing a rapid identification of potential problems in the cardiopulmonary system. Since pulse oximeters can help detect the onset of cardiovascular incidents, pulse oximetry is now widely used in both hospital and pre-hospital settings when monitoring patients' vital signs. While conventional pulse oximeters do not perform well in motion or in intense light, we use Masimo Corporation's patented technology that is designed to overcome these technical problems. We received 510(k) clearance to incorporate this pulse oximetry technology into our M Series defibrillators in March, 1999. The pulse oximetry technology adds a new monitoring parameter that is essential during the transport and monitoring of critical patients. We purchase circuit boards and sensors from Masimo Corporation. We have a non-exclusive license to use the patented technology incorporated in these parts that we then incorporate into our products.

     - CAPNOGRAPHY. Capnography, also known as EtCO (2), is the measurement of the amount of carbon dioxide being exhaled, allowing for rapid identification of potential problems in the cardio-pulmonary system. We purchase circuit boards and sensors from Novametrix Medical Systems Inc. to provide this feature and received 510(k) clearance to incorporate EtC0(2) into our M Series defibrillators in March, 2000.

     - NONINVASIVE BLOOD PRESSURE MEASUREMENT. We developed a noninvasive blood pressure measurement capability, also known as NiBP, and integrated it into our M Series defibrillators. The technology encompassing this product is licensed from a third party. We received 510(k) clearance to incorporate NiBP into our M Series defibrillators and began shipments in December 2000.

  CRITICAL CARE TRANSPORT (CCT) DEFIBRILLATORS

     In October 2001, we introduced our newest M Series model that has been designed for critical care transport, the CCT. Based on an M Series platform this new model incorporates the same defibrillation and pacing technologies and general elements of the M Series design but adds significantly expanded monitoring, battery capacity, and display capability. A larger color display that shows three traces simultaneously combined with the addition of invasive pressure measurement capability and temperature monitoring expands the M Series application to a new segment of patients.

     The two new features for the CCT are:

     - INVASIVE BLOOD PRESSURE MEASUREMENT. We developed an invasive blood pressure measurement capability, also known as IBP, and integrated it into our M Series CCT defibrillators. We received 510(k) clearance to incorporate IBP into our M Series defibrillators in August 2001.

     - TEMPERATURE MEASUREMENT. We developed a temperature measurement capability, also known as TEMP, and integrated it into our M Series CCT defibrillators. We received 510(k) clearance to incorporate TEMP into our M Series defibrillators in August 2001.

  BIPHASIC WAVEFORM

     External defibrillators deliver current over time to the heart, which results in a defined waveform shape. The waveform in general use today is monophasic, meaning that current is delivered in a single pulse that flows in one direction. A biphasic waveform, in contrast, delivers current that first flows in a positive direction for a period of time and then reverses direction so that it flows in a negative direction. Typical biphasic waveforms appear to achieve the same defibrillation success rates as monophasic waveforms but at significantly lower current levels. Since less current is used, potential injury to the heart and skin is reduced with a biphasic shock compared to a monophasic shock. All of the major manufacturers of external defibrillators produce devices that use biphasic waveforms.

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

     We have sponsored two clinical trials that have demonstrated that our proprietary biphasic waveform provides improved efficacy compared to conventional monophasic waveforms. In a randomized study for ventricular fibrillation of 184 patients, our biphasic waveform converted 99% of patients on the first shock compared to 93% of patients converted with the monophasic waveform. This compares favorably with the results obtained by other parties in similar trials. Those studies also showed that our waveform required less than half the current for converting ventricular and atrial fibrillation than the conventional monophasic waveform.

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

  DISPOSABLE ELECTRODES

   We offer a variety of single-patient-use, proprietary disposable electrodes for use with our resuscitation devices. Among our primary competitors, we are the only company to engineer and manufacture our own electrodes. We have continually innovated and upgraded our electrode product line, and in 2000 we introduced pro-padz(TM) Biphasic Multi-function Electrodes specifically designed for use with the ZOLL Rectilinear Biphasic waveform for cardioversion of atrial fibrillation. Our sales of electrodes in the North American market grew 13% from 2000 to 2001 and 8% from 1999 to 2000. Our margins for electrodes are generally higher than our margins for devices. We hope to sell more disposable electrodes in the future as more customers recognize the benefits of electrodes, which are safer for an operator of a defibrillator than traditional paddles. Another factor that might lead to higher electrode sales is the use of interpretive algorithms for automated defibrillation. The monitoring required to assess the patient's condition can only be achieved with electrodes and not with the traditional defibrillation paddles. Accordingly, we believe that the defibrillator industry is moving toward a greater relative use of electrodes.

  OTHER EXTERNAL DEFIBRILLATORS/PACEMAKERS

     We also manufacture and sell four other older product lines of portable and stand-alone defibrillators with advisory capability, semi-automatic and manual operation as well as ancillary accessories and chargers.

MARKET OVERVIEW

     We divide the market for noninvasive cardiac resuscitation equipment into three principal markets: the hospital, pre-hospital and public access defibrillation markets. The hospital market consists of doctors, nurses and other medical personnel who use defibrillators in a hospital setting. The pre-hospital market consists of care providers such as paramedics, ambulance operators, emergency medical technicians, medically-trained firefighters and other "first response" emergency medical personnel. The public access defibrillation market includes non-traditional providers such as police, non-medically trained firefighters, security officers, and other non-medically trained first responders. We estimate that the size of the worldwide market for external defibrillator products was approximately $650 million in 2001.

  OUR CURRENT MARKET

     U.S. Hospital Market. The U.S. hospital market consists of approximately 6,000 acute care community hospitals and 1,000 additional hospitals. Presently, ZOLL defibrillators are used extensively in the top 30 cardiac hospitals in the United States as listed by U.S. News and World Report in July 2001.

     Hospitals have traditionally used cardiac resuscitation equipment, both for patients admitted with sudden cardiac arrest and for patients at risk of sudden cardiac arrest undergoing other treatments. Many hospital procedures such as surgery, cardiac catheterization, stress testing and general anesthesia may induce arrhythmias or sudden cardiac arrest, and hospitals frequently use cardiac resuscitation devices on a standby basis in connection with these procedures. Since immediate treatment is the critical factor for successful cardiac resuscitation, hospitals typically place resuscitation devices throughout their facilities, including the cardiac and critical care units, emergency rooms, operating rooms, electrophysiology laboratories and general wards. Hospitals also use portable devices during in-hospital transportation of cardiac patients.

     We believe that the M Series defibrillators have positioned us very well competitively in the U.S. hospital market, however, we believe the overall hospital market decreased in 2001. We believe this decrease reflects the fact that some customers accelerated prior year shipments as a result of their Y2K preparation programs. We also believe this decrease reflected customer uncertainty regarding the current state of the U.S. economy which affected our customers' plans for capital spending. As a result, our revenues in the U.S. hospital capital equipment device market decreased in 2001. Going forward, we believe that we are still able to capitalize on the success of our M Series defibrillators to further expand our share of the U.S. hospital market.

     U.S. Pre-hospital Market. Most sudden cardiac arrests and heart attacks occur outside of the hospital. Due to the importance of immediate treatment, there is a substantial market for portable cardiac resuscitation equipment designed for use by various emergency responders. The most highly trained segment of the pre-hospital market is comprised of paramedics, who are authorized and trained to use defibrillators to treat sudden cardiac arrest. In addition, paramedics are becoming increasingly aware of external pacing as a standard of care for the treatment of bradycardia. We believe the use of combination pacemakers/defibrillators will become more widespread in the pre-hospital setting. Paramedics are also able to use more advanced diagnostics, such as diagnostic 12 lead. Emergency medical technicians, who are authorized to use automated external defibrillators, comprise a significant portion of the potential pre-hospital market as well.

     We believe the opportunity for growth in the under penetrated pre-hospital market is large. Presently, we believe that less than 70% of the estimated 35,000 ambulances in the United States are equipped with defibrillators. We believe that the percentage of ambulances equipped with defibrillators will grow, and that ambulances and other first response emergency vehicles will represent an increasingly important market for cardiac resuscitation equipment as the medical community places increased priority on providing such equipment and the necessary training to all first responders. We believe that as ambulances and other first responder emergency vehicles replace their older defibrillators with newer units, they will include additional monitoring parameters which we are positioned to capitalize upon.

     International Market. The international market for defibrillators is less developed than the market in the United States. In some international markets, unlike the U.S. market, the administration of pacing and defibrillation in hospitals is generally viewed as a skill reserved for physicians. Few other staff members are trained to administer such treatment, although this is changing. The international market for defibrillators for use outside of hospitals varies considerably from country to country and is somewhat less developed than the market in North America.

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

     - The European Resuscitation Council, the British Heart Foundation and virtually all cardiac-oriented organizations in Europe as well as the Australian Resuscitation Council have strongly supported initiatives to expand the availability of defibrillators as a major public health initiative.

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

     We believe that we are positioned to take advantage of the growth in the international market for defibrillators, based on the continued success of the M Series defibrillators, our superior biphasic waveform, and the multiple language and other capabilities of the M Series defibrillators.

      We believe that there are significant opportunities to increase sales in the international market through the use of direct sales. Historically, we have used distributors instead of a direct sales force to sell our products internationally. We believe using a direct sales force could increase our revenues and market share in many countries. Germany, which is second only to the United States in market size, may be a strong market for future growth. We have recently expanded our direct sales force in Germany. In addition, we are completing our fulfillment of our largest sales contract ever, a four year agreement with the German Army that included over 1,600 defibrillators. In Australia, we have made sales of 179 defibrillators, which were entirely biphasic, to the New South Wales Ambulance Service, a 1,100 vehicle service. We opened a new direct sales subsidiary in Australia in October 2001 to better focus on the needs of our customers and to communicate the benefits of our biphasic technology more clearly and consistently. We intend to continue expanding our global direct selling efforts in the coming years.

OUR MARKET OPPORTUNITIES

  PUBLIC ACCESS DEFIBRILLATION USING AEDS

        Public access defibrillation, or PAD, involves providing low cost automated external defibrillators, or AEDs, to persons outside a hospital setting who are not medically trained. Automated defibrillators use an algorithm to determine if a patient's heart requires defibrillation and prompt the operator to deliver the shock. Although we presently offer AEDs in the hospital and pre-hospital markets, we are completing our development of a low cost AED specifically targeted to the needs of the PAD market. Traditionally, defibrillators have only been used by personnel in hospitals and trained emergency medical service personnel in the pre-hospital market. As mentioned above, the time from onset of sudden cardiac arrest to defibrillation is the most important factor in successfully treating sudden cardiac arrest. Victims are likely to die if they are not defibrillated within four to eight minutes of the onset of sudden cardiac arrest. This need for immediate treatment of cardiac arrest suggests that if more automated defibrillators can be deployed outside of the hospital setting, the likelihood of defibrillating a victim in the critical time frame will increase. Potential customers for such devices in this broad market include police and fire departments, office buildings, shopping malls, airports, health clubs and any other location where people work, travel or gather. Ultimately, AEDs could be marketed to private homes, where approximately 70% of cardiac arrests occur.

       Some of our competitors offer cardiac resuscitation equipment in the PAD market. We expect to enter the PAD market in the second quarter of fiscal 2002. We believe that this market has expanded to the point where we can profitably sell AEDs. More distributors are requesting and selling AEDs. The passage of Federal and State Good Samaritan legislation increases the likelihood that non-medically trained personnel will be providing care to victims of sudden cardiac arrest. The AHA and virtually all corresponding international organizations have established programs to bring early defibrillation to the community. Early defibrillation is included in AHA CPR training for all healthcare personnel and some lay persons. In the U.S., recent governmental activity and recommendations about AEDs include the passage of the Cardiac Arrest Survival Act in November 2000, which encourages the placement of AEDs in federal buildings around the nation. The Rural Access to Emergency Devices Act, also signed into law in November 2000, authorized $25 million in federal funds over three years which could help rural communities purchase AEDs and provide training on how to use them. In September 2001, the Office of Management and Budget (OMB) asked the Occupational Safety and Health Administration (OSHA) to consider whether promotion of AEDs should be elevated to a priority. In response, OSHA, in December 2001, issued a technical information bulletin encouraging employers to consider making AEDs available in the workplace. OSHA stated that 13% of workplace fatalities in 1999 and 2000 were due to sudden cardiac arrest. The Community Access Emergency Defibrillation Act of 2001 was pending in Congress prior to the year-end recess. If this proposal becomes law, it may provide approximately $50 million a year for several years for communities to establish public access defibrillation programs, including the purchase and placement of AEDs in public places, community-based demonstration projects, and a national information clearinghouse to provide information to increase public awareness and promote access to defibrillators in schools. Another bill is currently in the House of Representatives, called the Automatic Defibrillators in Adams Memory Act, which would provide guidance and resources to schools for public access defibrillation programs. We believe that these developments, together with the introduction of AEDs in highly visible places, will lead to a larger market for AEDs. We estimate that in calendar year 2002 the market for low-cost AEDs will exceed $100 million.

       Our low-cost AED for the PAD market has been introduced at trade shows and is currently awaiting FDA clearance. We expect to begin selling our low-cost AED during the second quarter of fiscal 2002. The device will assist the user in defibrillation and CPR and will incorporate a number of unique and proprietary elements that better meet the needs of inexperienced rescuers and provides highly differentiated product positioning. The device will include a highly simplified graphical user interface, one piece electrode pads, consumer battery operation and feedback to rescuers on CPR performance. We intend to use a direct sales force to sell our AEDs wherever it proves cost effective to do so, and will sell through alternate distribution, such as distributors or manufacturers' representatives, in those markets that are too small to support a direct sales force. In addition, we expect that this market can be serviced by other alternative distribution methods, such as e-commerce, that can supplement and reduce our need for an expensive sales force. We also intend to use our experience of selling to emergency medical service personnel in our future efforts to sell AEDs to police and fire departments.

 EMS DATA MANAGEMENT SOLUTIONS

     We are developing a series of products with data capabilities (RescueNet(TM)) to address what we consider to be a growing need in the EMS market for an integrated data management system. RescueNet(TM) will combine existing products through a series of small acquisitions with data collected from our cardiac resuscitation devices. This will allow our customers to purchase a single data management system that integrates dispatch, resuscitation information, data collection, data transfer, billing and quality assurance functions. Today, most EMS data is entered by hand on clipboards and then distributed or reentered manually into databases or to meet regulatory and insurance reporting requirements. The timeliness, accuracy and efficiency of this process are key factors in the receipt of payments from third party payers. A significant amount of revenue is lost due to data entry errors, misplaced paperwork or data, and additional time is lost duplicating data entries. As a result, we believe that the market for EMS data management is significant and relatively un-penetrated.

COMPETITION

     Our principal competitors in the United States are Physio-Control Corporation and Royal Phillips Electronics. Physio-Control is a subsidiary of Medtronic, Inc., a leading medical technology company. Both Physio-Control and Phillips compete across our entire defibrillator product line. We also compete with Medical Research Labs, Inc. and Cardiac Sciences, Inc. in specific geographic areas and markets. In the international market we compete with Physio-Control and Phillips, as well as approximately 12 other companies depending upon the country. Physio-Control is generally the market leader in the industry.

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

     The business of developing and marketing software for data collection, billing and management in the EMS market is competitive. Competitors in this business include PAD Systems, Healthware Technologies, Inc., Tritech Software Systems, Sweet Computer Services, Inc., RAM Software Systems, Inc., Intergraph Corporation and AmbPac, Inc. None of these competitors currently have a product that provides an integrated solution comparable to the RescueNet(TM) products.

RESEARCH AND DEVELOPMENT

     Our research and development strategy is to improve and expand our product line through the application of our proprietary technology to both devices and electrodes. We pursue a multi-disciplinary approach to product design. We are currently focusing our research and development program in mechanical, software and electronic engineering, including both digital (microprocessor) and analog (high voltage) design. We are completing our development of our inexpensive, easy-to-operate AED Plus for the PAD market. In addition, we are continuing our work on the development of RescueNet(TM) products.

MANUFACTURING

     Our facilities are located in Burlington, Massachusetts and Pawtucket, Rhode Island. Our executive headquarters are located at the Burlington facility, where we also conduct our device manufacturing operations and all of our research and development other than electrode and EMS data management research and development. We generally assemble our devices from components produced to our specifications by our suppliers. We own a 33,000 square foot building in Rhode Island, where we manufacture our electrode products and conduct related research and development. We own a 17,500 square foot building in Boulder, Colorado where our data management software business offices are located. We lease approximately 98,000 square feet of office, warehouse and assembly space in Burlington under a lease expiring in August 2003. We also have administrative offices in Manchester, England, Dodewaard, the Netherlands, Cologne, Germany, Sydney, Australia, and in Mississauga, Ontario, Canada.

PATENTS AND PROPRIETARY INFORMATION

     Seven U.S. patents have now been issued covering various aspects of our unique biphasic waveform technology. Several corresponding foreign patents relating to this waveform technology are still pending.

     During fiscal 2001, we filed several U.S. and foreign patent applications covering novel technology related to our pacing and defibrillation electrodes. These patents supplement other electrode patents issued in the United States, Europe and Japan. During 2001, we also filed a U.S. patent application for our new ZOLL AED Plus PAD defibrillator, and intend to file foreign patent applications soon.

     A number of U.S. patents covering technologies incorporated into our other products have been issued. Foreign patents related to some of these technologies are pending.

EMPLOYEES

     As of September 30, 2001, we employed 585 people on a full-time basis, 549 in the United States and 36 internationally. We also employed 20 part-time employees. None of our employees are subject to collective bargaining agreements. We believe that our relations with our employees are excellent.

MARKETING AND SALES

     We use a direct sales force in the United States, split into dedicated groups, focused on the hospital and pre-hospital markets. We sell our RescueNet(TM) products through a separate dedicated sales force. In the United States, we currently have 60 sales representatives and managers calling on hospitals, 56 calling on pre-hospital accounts and 6 selling our data management products. We have 8 sales representatives in Canada, 5 in the United Kingdom, 1 in the Netherlands, 3 in France, 6 in Australia, and 6 in Germany.

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

         The FDA classifies medical devices into one of three classes depending on the degree of risk associated with each medical device and the extent of control needed to ensure safety and effectiveness. Our manual defibrillation and pacing products have been classified by the FDA as Class II devices. Our AED products have been classified as Class III devices. These devices must secure a 510(k) pre-market notification clearance before they can be introduced into the United States market. The process of obtaining 510(k) clearance typically takes several months and may involve the submission of limited clinical data supporting assertions that the product is substantially equivalent to another medical device on the market prior to 1976.

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

     Medical device manufacturers are routinely subject to periodic inspections by the FDA. If the FDA believes that a company may not be operating in compliance with applicable laws and regulations, it can:

     - place the company under observation and re-inspect the facilities;

     - issue a warning letter apprising of violating conduct;

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

RISK FACTORS

IF WE FAIL TO COMPETE SUCCESSFULLY IN THE FUTURE AGAINST EXISTING OR POTENTIAL COMPETITORS, OUR OPERATING RESULTS MAY BE ADVERSELY AFFECTED

    Our principal global competitors with respect to our entire cardiac resuscitation equipment product line are Physio-Control Corporation and Royal Phillips Electronics. Physio-Control is a subsidiary of Medtronic, Inc., a leading medical technology company, and Royal Phillips Electronics recently completed their purchase of Agilent Technologies' Healthcare Solutions Group, which was one of our major competitors. Physio-Control has been the market leader in the defibrillator industry for over twenty years. As a result of Physio-Control's dominant position in this industry, many potential customers have relationships with Physio-Control that could make it difficult for us to continue to penetrate the markets for our products. In addition, Physio-Control, its parent and Royal Phillips Electronics and other competitors each have significantly greater resources than we do. Accordingly, Physio-Control, Royal Phillips Electronics and other competitors could substantially increase the resources they devote to the development and marketing of products that are competitive with ours. Moreover, these and other competitors may develop and successfully commercialize medical devices that directly or indirectly accomplish what our products are designed to accomplish in a superior and/or less expensive manner. For example, we expect our competitors to develop and sell devices in the future that will compete directly with our M Series product line. In addition, although our biphasic waveform technology is unique, our competitors have devised alternative biphasic waveform technology and we have licensed our biphasic waveform technology to GE Medical Systems Information Technologies.

    In addition, there are a number of smaller competitors. In the United States, these competitors include MRL, and Cardiac Sciences, Inc. It is possible the market may embrace these competitor's products which could negatively impact our market share.

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

    Recalls can occur on all of our products, and most do not have a material impact. For example, in December 2001, we implemented a voluntary product corrective action to apply a software fix to a problem on approximately 15,000 of our M-Series defibrillators. This action is expected to cost approximately $100,000 and is not expected to have a material impact to our financial results or our consolidated financial position.


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


WE MAY EXPERIENCE SHORT TERM OPERATING FLUCTUATIONS AS WE CONTINUE TO INTRODUCE OUR NEW BIPHASIC TECHNOLOGY

    While we believe our biphasic technology offers substantial opportunity for future growth, there can be no guarantee that this will occur. In addition, in the short term, an industry shift towards biphasic technology could cause a lengthening of buying cycles, take additional sales time, and reduce the salability of existing inventory and trade-in products. As more customers convert to biphasic technology, it may become more difficult for us to sell the older monophasic technology products resulting in inventory obsolesence. This risk related to a shift towards biphasic technology could also be affected by uncertainty of the governing bodies' recommendations concerning biphasic technology.



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

FAILURE TO PRODUCE NEW PRODUCTS OR OBTAIN MARKET ACCEPTANCE FOR OUR NEW PRODUCTS IN A TIMELY MANNER COULD HARM OUR BUSINESS

    Because substantially all of our revenue comes from the sale of cardiac resuscitation devices and related products, our financial performance will depend upon market acceptance of, and our ability to deliver and support, new products such as a product for the public access defibrillation market and an integrated product for the emergency medical system data management market. We cannot assure you that we will be able to produce viable products in the time frames we currently estimate. Factors which could cause delay in these schedules or even cancellation of our projects to produce and market these new products include research and development delays, the actions of our competitors producing competing products and the actions of other parties who may provide alternative therapies or solutions which could reduce or eliminate the markets for pending products.

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

WE MAY NOT BE ABLE TO OBTAIN APPROPRIATE REGULATORY APPROVALS FOR OUR NEW
PRODUCTS

    The manufacture and sale of our products are subject to regulation by numerous governmental authorities, principally the FDA and corresponding state and foreign agencies. The FDA administers the Federal Food, Drug and Cosmetic Act, as amended, and the rules and regulations promulgated thereunder. Some of our products have been classified by the FDA as Class II devices and others, such as our automated external defibrillators, have been classified as Class III devices. All of these devices must secure a 510(k) pre-market notification clearance before they can be introduced into the U.S. market. The process of obtaining 510(k) clearance typically takes several months and may involve the submission of limited clinical data supporting assertions that the product is substantially equivalent to another medical device on the market prior to 1976. Delays in obtaining 510(k) clearance could have an adverse effect on the introduction of future products. As an example, we are currently in the process of obtaining 510(k) clearance of our AED Plus. Delays in obtaining this clearance may slow our penetration into this market. Moreover, approvals, if granted, may limit the uses for which a product may be marketed, which could reduce or eliminate the commercial benefit of manufacturing any such product.

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

    Every company that manufactures or assembles medical devices is required to register with the FDA and to adhere to certain good manufacturing practices, which regulate the manufacture of medical devices and prescribe record keeping procedures and provide for the routine inspection of facilities for compliance with such regulations. The FDA also has broad regulatory powers in the areas of clinical testing, marketing and advertising of medical devices. To ensure that manufacturers adhere to good manufacturing practices, medical device manufacturers are routinely subject to periodic inspections by the FDA. If the FDA believes that a company may not be operating in compliance with applicable laws and regulations, it could take any of the following actions:

         -   place the company under observation and re-inspect the facilities;

         -   issue a warning letter apprising of violating conduct;

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

    We license and purchase technology from third parties for upgradeable features in our products, including 12 lead analysis program, pulse oximetry, EtCO2, and NIBP technologies. We anticipate that we will need to license and purchase additional technology to remain competitive. We may not be able to renew our existing licenses and purchase agreements or to license and purchase other technologies on commercially reasonable terms or at all. If we are unable to renew our existing licenses and purchase agreements or we are unable to license or purchase new technologies, we may not be able to offer competitive products.

WE HAVE LICENSED OUR BIPHASIC TECHNOLOGY TO GE MEDICAL SYSTEMS INFORMATION TECHNOLOGIES

    In 2001, we entered into a five year license agreement with GE Medical Systems Information Technologies that permits GE to incorporate our patented biphasic waveform technology into their defibrillator and monitoring systems. We believe that GE's global marketing and distribution channels will help increase the growing acceptance of our biphasic technology. GE has significantly greater resources than we do and has a competing product in the global market. This could impact our ability to market and sell our products, potentially lowering our revenues.


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

THE WAR ON TERRORISM AND THE IMPACT OF A BIO-TERROR THREAT MAY CAUSE OUR CUSTOMERS TO STOP OR DELAY BUYING OUR PRODUCTS, RESULTING IN LOWER REVENUES

    The current war on terrorism and a threat of a bio-terror attack may have a significant impact on our customers' ability or willingness to buy our products. Our customers may have to divert their funding, earmarked for capital equipment purchase to the purchase of other medical equipment and supplies to fight any potential bio-terror attack. The war on terrorism may cause the diversion of any government funding of hospitals and EMS services for capital equipment purchases to the war effort. Such diversion of money may result in decreased revenues.

THE POTENTIAL DISRUPTION IN THE TRANSPORTATION INDUSTRY ON THE COMPANY'S SUPPLY CHAIN AND PRODUCT DISTRIBUTION CHANNELS MAY CAUSE DELAYS IN THE DELIVERY OF OUR PRODUCTS, RESULTING IN LOWER REVENUES

    Any future disruption in the transportation industry, as the country experienced during September 2001, could impact our ability to deliver our products to our customers in time to be able to recognize revenues in a period, resulting in lower revenues.

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

OUR INTERNATIONAL SALES EXPOSE OUR BUSINESS TO A VARIETY OF RISKS THAT COULD RESULT IN SIGNIFICANT FLUCTUATIONS IN OUR RESULTS OF OPERATIONS

    Approximately 26% of our sales in fiscal 2001 were made to foreign purchasers and we plan to increase the sale of our products to foreign purchasers in the future. As a result, a significant portion of our sales is and will continue to be subject to the risks of international business, including:

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

WE MAY FAIL TO ADEQUATELY PROTECT OR ENFORCE OUR INTELLECTUAL PROPERTY RIGHTS OR SECURE RIGHTS TO THIRD PARTY INTELLECTUAL PROPERTY, AND OUR COMPETITORS CAN USE SOME OF OUR PREVIOUSLY PROPRIETARY TECHNOLOGY

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

         - whether or not competitors will use information contained in our expired patents;

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

    Our success is also dependent upon the skills, knowledge and experience, none of which is patentable, of our scientific and technical personnel. To help protect our rights, we require all U.S. employees, consultants and advisors to enter into confidentiality agreements, which prohibit the disclosure of confidential information to anyone outside of our company and require disclosure and assignment to us of their ideas, developments, discoveries and inventions. We cannot assure you, however, that these agreements will provide adequate protection for our trade secrets, know-how or other proprietary information in the event of any unauthorized use or disclosure of the lawful development by others of such information.

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

WE RELY HEAVILY ON SEVERAL EMPLOYEES WHO MAY LEAVE, AND TIGHT LABOR MARKETS MAY MAKE IT DIFFICULT TO RECRUIT EMPLOYEES

    Our future operating results will depend in part upon the contributions of the persons who will serve in senior management positions and the continued contributions of key technical personnel, some of who would be difficult to replace. In addition, our future success will depend in part upon our ability to attract and retain highly qualified personnel, particularly product design engineers. Although the tightness of the labor markets has recently begun to ease, it could still be difficult and/or expensive to recruit and retain employees in a cost effective manner. There can be no assurance that such key personnel will remain in our employment or that we will be successful in hiring qualified personnel. Any loss of key personnel or the inability to hire or retain qualified personnel could have a material adverse effect on our business, financial condition and results of operations.

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

RECURRING SALES OF ELECTRODES TO OUR CUSTOMERS MAY DECLINE

    We typically have recurring sales of electrodes to our customers. If other vendors develop electrode adaptors which allow generic electrodes to be compatible with our defribrillators, our future revenue from the sale of electrodes could be reduced.

ITEM 2.  PROPERTIES

Our facilities are located in Burlington, Massachusetts and Pawtucket, Rhode Island. Our executive headquarters are located at the Burlington facility, along with our research and development and our device manufacturing operations. We own a 33,000 square foot building in Rhode Island, where we manufacture our electrode products and conduct related research and development. We own a 17,500 square foot building in Boulder, Colorado where our data management software business offices are located. We lease approximately 98,000 square feet of office, warehouse and assembly space in Burlington under a lease expiring in August 2003. We also have administrative offices in Manchester, England, Dodewaard, the Netherlands, Cologne, Germany, Sydney, Australia, and in Mississauga, Ontario, Canada.

ITEM 3.  LEGAL PROCEEDINGS

In the course of normal operations, we are involved in litigation arising from commercial disputes, claims of former employees, and other matters. We do not believe any of these current claims will have a material impact on our financial position or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDER

Not Applicable.

EXECUTIVE OFFICERS OF REGISTRANT

Name                  Age                Position
----                  ---                --------

Richard A. Packer     44    Chairman, Chief Executive Officer and President

A. Ernest Whiton      40    Vice President of Administration and Chief
                            Financial Officer

Steven K. Flora       50    Vice President, North American Sales

E.J. Jones            59    Vice President, International Sales

Donald R. Boucher     49    Vice President, Research and Development

Ward M. Hamilton      54    Vice President, Marketing

John P. Bergeron      50    Vice President and Corporate Treasurer

Edward T. Dunn        48    Vice President, Operations


Mr. Packer joined the Company in 1992 and in November 1999 was appointed Chief Executive Officer. Mr. Packer served as President, Chief Operating Officer and director from May 1996 to his appointment as CEO. Since 1992 he has served as Chief Financial Officer and Vice President of Operations of the Company. Prior to this time, Mr. Packer served from 1987 to 1992 as Vice President of various functions for Whistler Corporation, a consumer electronics company. Prior to this, Mr. Packer was a manager with the consulting firm of PRTM/KPMG, specializing in operations of high technology companies. Mr. Packer has received B.S. and M. Eng. degrees from the Rensselaer Polytechnic Institute and a M.B.A. from the Harvard Graduate School of Business Administration.

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

Mr. Dunn joined the Company as Director of Materials in April 1995. In November 1997, he was appointed Vice President of Operations. Prior to joining the Company, Mr. Dunn was Materials Manager at Baird Corporation, a manufacturer of spectrometers and night vision devices, which he joined in 1986. Prior to joining Baird, Mr. Dunn was Manufacturing Manager at Chelsea Clock Company, a manufacturer of marine clocks. Mr. Dunn received a B.S. in Industrial Engineering from Northeastern University.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The information regarding the market price of Common Stock appearing under the caption "Market for Registrant's Common Equity and Related Stockholder Matters" on page 24 of the Company's 2001 Annual Report ("Annual Report") is incorporated herein by reference.

The Company has never declared or paid cash dividends on its capital stock. The Company currently intends to retain any future earnings to finance the growth and development of its business and therefore does not anticipate paying any cash dividends in the foreseeable future.

As of September 30, 2001, there were 102 stockholders of record of the Company's Common Stock. The Company believes there were substantially in excess of 5,000 beneficial holders of the Common Stock.

ITEM 6.  SELECTED FINANCIAL DATA

The selected consolidated financial data set forth under the caption "Five Year Financial Summary" on page 8 of the Annual Report are incorporated herein by reference and are qualified in their entirety by reference to the more fully detailed consolidated financial statements and the report of the independent auditors thereon which are included in the Annual Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 9 through 10 of the Annual Report is incorporated herein by reference and should be read in conjunction with "Business" (Item 1) "Selected Consolidated Financial Data" (Item 6).

Except for the historical information contained herein and the above referenced "Management's Discussion and Analysis of Financial Condition and Results of Operations," the matters set forth herein and herein are forward looking statements within the meaning of Section 27A of the Securities Act of 1933 as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements set forth our current view with respect to future events and are based on assumptions and are subject to certain risks and uncertainties that could cause actual results to differ materially from those set forth in the forward looking statements. Such risks and uncertainties include, but are not limited to those risk and uncertainties set forth above under "Risk Factors", and the effect of the Company's accounting policies and those risk and uncertainties set forth.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have cash equivalents and marketable securities that primarily consist of money market accounts and asset-backed corporate securities. The majority of these investments have maturities within one to five years. We believe that our exposure to interest rate risk is minimal due to the short-term nature of our investments and that fluctuations in interest rates would not have a material adverse effect on our results of operations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements, Notes thereto, Independent Auditors Report and Quarterly Financial Data (Unaudited) on pages 11 through 24 of the Annual Report and listed below in Item 14 are incorporated herein by reference.


ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information appearing in our Proxy Statement for our 2002 Annual Meeting of Stockholders (the "Proxy Statement") under the caption "Proposal I - Election of a Class of Directors" is incorporated herein by reference. Information regarding Executive Officers of the Company called for by Item 10 is set forth at the end of Part I of this Report under the caption "Executive Officers of Registrant."

ITEM 11.  EXECUTIVE COMPENSATION

The information appearing in the Proxy Statement under the captions "Proposal I
- Election of a Class of Directors" and "Executive Compensation" is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information appearing in the Proxy Statement under the captions "Proposal I
- Election of a Class of Directors" and "Other Matters - Principal Stockholders" is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information appearing in the Proxy Statement under the captions "Proposal I
- Election of a Class of Directors" and "Certain Relationships" is incorporated herein by reference.

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

(a)(3) The following is a complete list of Exhibits filed or incorporated by reference as part of this Report:
 3.1           Restated Articles of Organization.*
 3.2           Amended and Restated By-laws.*
 3.3           Shareholders Rights Plan****
10.1           1992 Stock Option Plan.*
10.2           1983 Incentive Stock Option Plan, as amended and restated
               February 6, 1990.*
10.3 Revolving Loan and Security Agreement dated March 9, 1992 between the Company and Brown Brothers Harriman & Co.*
10.4.1 License Agreement dated as of November 21, 1984 between the Company and S&W Medico Teknik A/S.*
10.4.2 License Agreement dated as of April 8, 1987 between the Company and S&W Medico Teknik A/S.*
10.4.3 Amendment to License Agreement dated January 1, 1990 between the Company and S&W Medico Teknik A/S.*
10.5 Stock Purchase Agreement dated July 1, 1985, as amended as of May 24, 1991, among the Company and certain purchasers of the Company's Common Stock and Preferred Stock.*
10.8 Distributorship Agreement dated as of June 15, 1992 between the Company and Fukuda Denshi Co., Ltd.*
10.10 Employment Agreement dated July 19, 1996 between the Company and Richard A. Packer regarding Mr. Packer's employment. **
10.11          Non Employee Directors' Stock Option Plan*****
10.12 Senior Executive Severance Agreement dated January 21, 2000 between the Company and Richard A. Packer.******
10.13 Executive Severance Agreement dated January 26, 2000 between the Company and A. Ernest Whiton.******
13.1           Portions of the Annual Report incorporated by reference.***
21.1           Subsidiaries of the Company.***
23.1           Consent of Ernst & Young LLP.***

* Incorporated by reference from the Company's Registration Statement on Form S-1, as amended, under the Securities Act of 1933 (Registration Statement No. 33-47937).
** Incorporated by reference from the Company's Annual Report for 1996 on Form 10-K, as amended, filed with the Securities and Exchange Commission on December 27, 1996.
***     Filed herewith.
**** Incorporated by reference from the Company's 8-K filed with the Securities and Exchange Commission on June 11, 1998.
***** Incorporated by reference from the Company's Registration Statement on Form S-8, under the Securities Act of 1933 (Registration Statement No. 33-368401).
****** Incorporated by reference from the Company's Annual Report for 2000 on Form 10-K, as amended, filed with the Securities and Exchange Commission on December 29, 2000.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on December 31, 2001.


                                         ZOLL MEDICAL CORPORATION


                                         By:  /s/ Richard A. Packer
                                         ---------------------------------------
                                         Richard A. Packer
                                         Chairman and Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.


                SIGNATURE                         TITLE                                     DATE
                ---------                         -----                                     ----
/s/ Richard A. Packer                     Chairman, Chief  Executive Officer and    December 31, 2001
------------------------------------      President (Principal Executive Officer)
Richard A. Packer

/s/ A. Ernest Whiton                      Chief  Financial Officer (Principal       December 31, 2001
------------------------------------      Financial and Accounting Officer)
A. Ernest Whiton


/s/ Willard M. Bright                     Director                                  December 31, 2001
------------------------------------
Willard M. Bright


/s/ Thomas M. Claflin, II                 Director                                  December 31, 2001
------------------------------------
Thomas M. Claflin, II


/s/ Dr. James W. Biondi                   Director                                  December 31, 2001
------------------------------------
Dr. James W. Biondi


/s/ M. Stephen Heilman, M.D.              Director                                  December 31, 2001
------------------------------------
M. Stephen Heilman, M.D.


/s/ Daniel M. Mulvena                     Director                                  December 31, 2001
------------------------------------
Daniel M. Mulvena

/s/ Benson F. Smith                       Director                                  December 31, 2001
------------------------------------
Benson F. Smith

FINANCIAL STATEMENT SCHEDULE      PAGE  S-1


                                  EXHIBIT INDEX

 3.1           Restated Articles of Organization.*
 3.2           Amended and Restated By-laws.*
 3.3           Shareholders Rights Plan****
10.1           1992 Stock Option Plan.*
10.2           1983 Incentive Stock Option Plan, as amended and restated
               February 6, 1990.*
10.3 Revolving Loan and Security Agreement dated March 9, 1992 between the Company and Brown Brothers Harriman & Co.*
10.4.1 License Agreement dated as of November 21, 1984 between the Company and S&W Medico Teknik A/S.*
10.4.2 License Agreement dated as of April 8, 1987 between the Company and S&W Medico Teknik A/S.*
10.4.3 Amendment to License Agreement dated January 1, 1990 between the Company and S&W Medico Teknik A/S.*
10.5 Stock Purchase Agreement dated July 1, 1985, as amended as of May 24, 1991, among the Company and certain purchasers of the Company's Common Stock and Preferred Stock.*
10.8 Distributorship Agreement dated as of June 15, 1992 between the Company and Fukuda Denshi Co., Ltd.*
10.10 Employment Agreement dated July 19, 1996 between the Company and Richard A. Packer regarding Mr.Packer's employment.**
10.11          Non Employee Directors' Stock Option Plan*****
10.12 Senior Executive Severance Agreement dated January 21, 2000 between the Company and Richard A. Packer.******
10.13 Executive Severance Agreement dated January 26, 2000 between the Company and A. Ernest Whiton.******
13.1           Portions of the Annual Report incorporated by reference.***
21.1           Subsidiaries of the Company.***
23.1           Consent of Ernst & Young LLP.***

*           Incorporated by reference from the Company's Registration Statement on Form S-1, as amended, under the Securities Act of 1933
            (Registration Statement No. 33-47937).
**          Incorporated by reference from the Company's Annual Report for 1996
            Form 10-K, as amended, filed with the Securities and Exchange
            Commission on December 27, 1996.
***         Filed herewith.
****        Incorporated by reference from the Company's 8-K filed with the
            Securities and Exchange Commission on June 11, 1998.
*****       Incorporated by reference from the Company's Registration Statement on Form S-8, under the Securities Act of 1933 (Registration
            Statement No. 33-368401).
******      Incorporated by reference from the Company's Annual Report for 2000
            Form 10-K, as amended, filed with the Securities and Exchange
            Commission on December 29, 2000.

                           SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                                                    Additions
                                                                    Charged to
                                                     Balance          Costs
                                                   Beginning of        and                           Balance At End
                 Classifications                      Period        Expenses         Deductions         of Period
                 ---------------                   ------------    -----------       ----------      ---------------
Year Ended September 30, 2001
Allowance for doubtful
accounts                                            $1,895,000      $1,648,000        $763,000          $2,780,000
                                                    ==========      ==========        ========          ==========

Year Ended September 30, 2000
Allowance for doubtful
accounts                                            $2,096,000      $  302,000        $503,000          $1,895,000
                                                    ==========      ==========        ========          ==========

Year Ended October 2, 1999
Allowance for doubtful
accounts                                            $  940,000      $1,294,000        $138,000          $2,096,000
                                                    ==========      ==========        ========          ==========