Form 10-Q
period 2001-12-30
ZOLL MEDICAL CORPORATION
filed 2002-02-13
CIK 887568

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-Q


    [X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934.
          FOR THE THREE MONTH PERIOD FROM OCTOBER 1, 2001 TO DECEMBER 30, 2001.
          Or

    [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
          For the transition period from _____to_____.

                         Commission file number 0-20225




                           ZOLL MEDICAL CORPORATION
            -----------------------------------------------------
            (Exact name of registrant as specified in its charter)


    MASSACHUSETTS                                              04-2711626
------------------------------------------------           -------------------------------------
    (State or other jurisdiction                               (IRS Employer
    of incorporation or organization)                          Identification number)


    32 SECOND AVENUE, BURLINGTON, MA                           01803-4420
------------------------------------------------           -------------------------------------
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


                               YES   X      NO
                                   -----       ----


    Indicate the number of shares outstanding of each of the issuer's classes of common stock:

                             Class                       Outstanding at February 8,
                                                                    2002
                    Common Stock, $.02 par
                             value                                8,913,084


                     This document consists of 21 pages.

                            ZOLL MEDICAL CORPORATION

                                      INDEX


                                                                                 PAGE
                                                                                 NO.
            PART I.  FINANCIAL INFORMATION

            ITEM 1.  Financial Statements:

                     Consolidated Balance Sheets (unaudited)                      3
                     December 30, 2001 and September 30, 2001

                     Consolidated Income Statements (unaudited)                   4
                     Three Months Ended December 30, 2001 and December 31,
                     2000

                     Consolidated Statements of Cash Flows (unaudited)            5
                     Three Months Ended December 30, 2001 and December 31,
                     2000

                     Notes to Consolidated Financial Statements (unaudited)       6

            ITEM 2.  Management's Discussion and Analysis of Results of           7
                     Operations and Financial Condition

            ITEM 3.  Quantitative and Qualitative Disclosure About Market Risk   19


            PART II. OTHER INFORMATION

            ITEM 1.  Legal Proceedings                                           20

            ITEM 2.  Changes in Securities                                       20

            ITEM 3.  Defaults Upon Senior Securities                             20

            ITEM 4.  Submission of Matters to a Vote of Security-Holders         20

            ITEM 5.  Other Information                                           20

            ITEM 6.  Exhibits and Reports on Form 8-K                            20

                     Signatures                                                  21

                        PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           ZOLL MEDICAL CORPORATION
                         CONSOLIDATED BALANCE SHEETS
                               (000's omitted)
                                 (Unaudited)

                                                                     DECEMBER 30,    SEPTEMBER 30,
                                                                             2001             2001
                                          ASSETS
        Current assets:
                Cash and cash equivalents                                $ 55,259         $ 45,303
                Marketable securities                                      15,472           16,170
                     Accounts receivable, less allowance of
                     $3,209 at December 30, 2001 and $2,780
                     at September 30, 2001                                 32,878           37,155
                Inventories:
                     Raw materials                                          8,966            7,561
                     Work-in-process                                        3,062            2,334
                     Finished goods                                        12,368           10,799
                                                                   ---------------   --------------
                                                                           24,396           20,694
                Prepaid expenses and other current assets                   2,934            2,992
                                                                   ---------------   --------------
                     Total current assets                                 130,939          122,314
        Property and equipment, at cost:
                Land and building                                           3,478            3,478
                Machinery and equipment                                    23,714           23,649
                Construction in progress                                    1,457            1,666
                Tooling                                                     6,442            5,779
                Furniture and fixtures                                      1,505            1,472
                Leasehold improvements                                      1,286            1,278
                                                                   ---------------   --------------
                                                                           37,882           37,322
                     Less accumulated depreciation                         20,597           19,662
                                                                   ---------------   --------------
                Net property and equipment                                 17,285           17,660
        Other assets, net                                                   4,800            4,414
                                                                   ---------------   --------------
                                                                         $153,024        $ 144,388
                                                                   ===============   ==============

                           LIABILITIES AND STOCKHOLDERS' EQUITY
        Current liabilities:
                Accounts payable                                         $  8,605         $  5,224
                Accrued expenses and other liabilities                     10,614            7,430
                                                                   ---------------   --------------
                     Total current liabilities                             19,219           12,654
        Deferred income taxes                                                 297              297
        Commitments and contingencies
        Stockholders' equity
                Preferred stock, $.01 par value, authorized 1,000
                    shares, none issued and outstanding
                Common stock, $.02 par value, authorized 19,000
                    at shares, 8,908 and 8,884 issued and
                    outstanding December 30, 2001 and
                    September 30, 2001, respectively                          178              178
                Capital in excess of par value                             96,888           96,414
                Accumulated other comprehensive income                      (278)               19
                Retained earnings                                          36,720           34,826
                                                                   ---------------   --------------
                     Total stockholders' equity                           133,508          131,437
                                                                   ---------------   --------------
                                                                        $ 153,024        $ 144,388
                                                                   ===============   ==============


          See notes to unaudited consolidated financial statements.

                           ZOLL MEDICAL CORPORATION
                        CONSOLIDATED INCOME STATEMENTS
                    (000's omitted, except per share data)
                                 (Unaudited)

                                                                            THREE MONTHS ENDED
                                                                       December 30,    December 31,
                                                                              2001            2000

       Net sales                                                          $ 33,345        $ 28,596
       Cost of goods sold                                                   14,486          12,069
                                                                     --------------   -------------

       Gross profit                                                         18,859          16,527

       Expenses:
             Selling and marketing                                          11,112           9,135
             General and administrative                                      2,506           2,465
             Research and development                                        2,692           2,292
                                                                     --------------   -------------
                  Total expenses                                            16,310          13,892
                                                                     --------------   -------------

       Income from operations                                                2,549           2,635
       Investment and other income                                             320           1,006
       Interest expense                                                         --               1
                                                                     --------------   -------------

       Income before income taxes                                            2,869           3,640
       Provision for income taxes                                              975           1,274
                                                                     --------------   -------------
       Net income                                                         $  1,894        $  2,366
                                                                     ==============   =============

       Basic earnings per common share                                    $   0.21        $   0.27
                                                                     ==============   =============

       Weighted average common shares outstanding                            8,894           8,801

       Diluted earnings per common and common equivalent
       share                                                              $   0.21        $   0.26
                                                                     ==============   =============


       Weighted average number of common and common
       equivalent shares outstanding                                         9,153           9,110


          See notes to unaudited consolidated financial statements.

                           ZOLL MEDICAL CORPORATION
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (000's omitted)
                                 (Unaudited)


                                                                          THREE MONTHS ENDED
                                                                    DECEMBER 30,    DECEMBER 31,
                                                                            2001            2000
         OPERATING ACTIVITIES:
                 Net income                                              $ 1,894         $ 2,366

         Charges not affecting cash:
                 Depreciation and amortization                             1,606           1,503
                 Tax benefit from the exercise of stock options              245              60
         Changes in current assets and liabilities:
                 Accounts receivable                                       4,267           2,604
                 Inventories                                              (3,702)           (522)
                 Prepaid expenses and other current assets                   697             176
                 Accounts payable and accrued expenses                     5,746          (1,704)
                                                                  ---------------  --------------
                    Cash provided by operating activities                 10,753           4,483

         INVESTING ACTIVITIES:
                 Sale of marketable securities                               614           6,651
                 Additions to property and equipment                      (1,165)         (2,478)
                 Other assets                                               (453)           (115)
                                                                  ---------------  --------------
                       Cash provided by (used for) investing
                          activities                                      (1,004)          4,058

         FINANCING ACTIVITIES:
                 Exercise of stock options                                   229              63
                 Repayment of long-term debt                                  --             (20)
                                                                  ---------------  --------------
                       Cash provided by financing activities                 229              43

         Effect of exchange rates on cash and cash equivalents               (22)             --

                                                                  ---------------  --------------
                       Net increase in cash                                9,956           8,584
                 Cash and cash equivalents at beginning of period         45,303           4,025
                                                                  ---------------  --------------
                 Cash and cash equivalents at end of period             $ 55,259         $12,609
                                                                  ===============  ===============


         ------------------

         SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
                 Cash paid during the period:
                       Income taxes                                         $ 58           $ 237
                       Interest                                               --               1







          See notes to unaudited consolidated financial statements.

                           ZOLL MEDICAL CORPORATION
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. The Consolidated Balance Sheet as of December 30, 2001, the Consolidated Income Statements for the three months ended December 30, 2001 and December 31, 2000, and the Consolidated Statements of Cash Flows for the three months ended December 30, 2001 and December 31, 2000 are unaudited, but in the opinion of management include all adjustments, consisting of normal recurring items, necessary for a fair presentation of results for these interim periods. The results for the interim periods are not necessarily indicative of results to be expected for the entire year. The information contained in the interim financial statements should be read in conjunction with the Company's audited financial statements as of and for the year ended September 30, 2001 included in its Form 10-K filed with the Securities and Exchange Commission on December 31, 2001. Certain reclassifications have been made to the prior years' unaudited consolidated financial statements to conform to the current period presentation with no impact on net income.

2.  Segment and Geographic Information

    Segment information: The Company reports information to the chief operating decision maker for four operating segments, determined by the type of customer or product. These segments include the sale of cardiac resuscitation devices and accessories and data collection management software to the North America hospital market and to the North America pre-hospital market, the sale of disposables, accessories, and other products to the North American market, and the sale of cardiac resuscitation devices and accessories to the international market. Each of these segments has similar characteristics, manufacturing processes, distribution and marketing strategies, as well as a similar regulatory environment.

    In order to make operating and strategic decisions, ZOLL's chief operating decision maker evaluates revenue performance based on the worldwide revenues of each segment and, due to shared infrastructures, profitability based on an enterprise-wide basis. Net sales by segment were as follows:

    (000's omitted)


                                               THREE MONTHS ENDED
                                               ------------------
                                         DECEMBER 30,     DECEMBER 31,
                                                2001             2000
    Hospital Market - North America         $ 12,220           $9,838
    Pre-hospital Market - North America        9,206            7,602
    Other - North America                      4,559            4,454
    International Market                       7,360            6,702
                                         -----------------------------
                                             $33,345          $28,596
                                         =============================

   The Company reports assets on a consolidated basis to the chief operating decision maker.

   Geographic information: Net sales by major geographical area, determined on the basis of destination of the goods, are as follow:

    (000's omitted)

                                              THREE MONTHS ENDED
                                              ------------------
                                        DECEMBER 30,      DECEMBER 31,
                                                2001             2000
    United States                            $25,037          $21,527
    Foreign                                    8,308            7,069
                                         -----------------------------
                                             $33,345          $28,596
                                         =============================


3. The Company computes comprehensive income in accordance with Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" (SFAS 130). SFAS 130 establishes standards for the reporting and display of comprehensive income and its components in the financial statements. Other comprehensive income, as defined, includes all changes in equity during a period from non-owner sources, such as unrealized gains and losses on available-for-sale securities and foreign currency translation. Total comprehensive income amounted to $1,597,000 for the quarter ended December 30,

        2001, and $2,358,000 for the quarter ended December 31, 2000. Accumulated balances for each element of other comprehensive income were as follows:

    (000's omitted)


                                        DECEMBER 30, DECEMBER 31,
                                                2001        2000
    Unrealized gain (loss) on
    available-for-sales securities              (84)         (8)
    Cumulative foreign currency
    translation adjustment                     (213)           -
                                         ------------------------
    Accumulated other comprehensive
    income                                     (297)         (8)
                                         ========================



4. The shares used for calculating basic earnings per common share were the average shares outstanding and the shares used for calculating diluted earnings per share were the average shares outstanding and the dilutive effect of stock options.

5. Recent Accounting Pronouncements: In July, 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, "Business Combinations" (SFAS 141), and No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). SFAS 141 is effective for business combinations completed after June 30, 2001, and SFAS 142 is effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statement. Other intangible assets will continue to be amortized over their useful lives.

   The Company is not required to adopt the new rules on accounting for goodwill and other intangible assets until fiscal 2003. Application of the nonamortization provisions of the Statement is expected to result in an insignificant increase in net income in fiscal 2003. The Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets during fiscal 2003 and does not believe that the effect of these tests will have a significant impact on the Company's consolidated financial position of results of operations.

   In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations" for a disposal of a segment of a business. SFAS 144 is effective for fiscal years beginning after December 15, 2001. The Company expects to adopt SFAS 144 in fiscal 2003 and does not expect that the adoption of the statement will have a significant impact on the Company's consolidated financial position or results of operations.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

THREE MONTHS ENDED DECEMBER 30, 2001 COMPARED TO THREE MONTHS ENDED DECEMBER 30, 2000

Our net sales increased 17% to $33.3 million for the three months ended December 30, 2001 in comparison to $28.6 million for the same period a year earlier. Sales to the North American hospital market amounted to $12.2 million, a 24% increase in comparison to $9.8 million for the same period a year prior. Our sales to the North American pre-hospital market increased 21% to $9.2 million, up from $7.6 million in the previous year. Total North American sales increased 19% to $26.0 million in comparison to $21.9 million for the same period a year earlier. North American sales reflected increased recognition of the importance of early defibrillation, the continued trend toward the adoption of biphasic technology, and increased sales of monitoring parameters. During the first quarter, we initiated shipment of our M Series CCT defibrillator for patient transport, which includes two invasive monitoring parameter options. International sales increased 10% to $7.4 million in comparison to $6.7 million for the same period a year earlier. International sales reflected strength in Latin America and increased sales to France, through our new direct sales force, and sales to the German Army.

Gross margin for the first quarter of 2002 was 56.6% compared to 57.8% for the comparable prior year quarter. Gross margin reflected that our overall capital equipment growth exceeded the growth of our higher margin disposable electrode products. In addition, our first quarter 2002 revenue included more shipments to the German Army, which reflect volume pricing and lower average margins, than the same quarter a year earlier.

Selling and marketing expenses as a percentage of net sales increased to 33.3% from 31.9% in the same quarter a year earlier. This increased expense reflects increased sales and marketing resources in anticipation of our new AED Plus product launch as well as the hiring of staff in our new subsidiaries in France and Australia.

General and administrative expenses decreased as a percentage of net sales to 7.5% from 8.6%, reflecting strong emphasis on expense controls as we have grown our business.

Research and development expenses increased slightly as a percentage of net sales to 8.1% from 8.0%. This increase reflects continued investment in our new public access product, the ZOLL AED Plus. We anticipate receipt of 510(k) clearance from the U.S. Food and Drug Administration (FDA) for the ZOLL AED Plus and expect to initiate shipments during the second quarter of fiscal 2002.

Our effective tax rate decreased from 35% to 34% for the three months ended December 30, 2001 as compared to the same period in fiscal 2000, reflecting continued emphasis on tax planning.


LIQUIDITY AND CAPITAL RESOURCES

Our total cash, cash equivalents and marketable securities increased $9.3 million during the first quarter of fiscal 2002. Our cash and cash equivalents at December 30, 2001 totaled $55.3 million compared with $45.3 million at September 30, 2001. In addition, we had marketable securities amounting to $15.5 million at December 30, 2001 in comparison to $16.2 million at September 30, 2001.

Cash provided by operating activities for the three months ended December 30, 2001 increased $6.3 million as compared to the same period in fiscal year 2001. This increase is attributable to improved cash collections of accounts receivable and an increase in accounts payable and accrued expenses. Accounts payable and accrued expenses increased due to the timing of our fiscal quarter end, as our final payroll and accounts payable check runs were not generated until December 31, 2001. Also impacting accounts payable and accrued expenses was our receipt of an advanced payment of approximately $1.7 million to cover services that will be provided by one of our vendors. We expect to pay this vendor upon completion of these services during the second quarter of 2002. These were offset by an increase in inventory relating to our two newest products, the M Series CCT and our new public access product, the ZOLL AED Plus, which is currently awaiting 510(k) clearance from the FDA. The increase in inventory also includes the replenishment of finished goods stock and additional purchases to level load our factory production for our expected revenue growth over the course of the year.

Cash used for investing activities amounted to $1.0 million during the three months ended December 30, 2001 compared to net cash provided of $4.1 million during the three months ended December 31, 2000. This reduction reflects fewer sales of marketable securities than in the same quarter a year ago.

Cash provided by financing activities was $229,000 for the three months ended December 30, 2001 compared to $43,000 for the same period in fiscal year 2001.

We maintain a working capital line of credit with our bank. Under this working capital line, we may borrow on a demand basis. Currently, we may borrow up to $12.0 million at an interest rate equal to the bank's base rate. No borrowings were outstanding on this line at the end of the first quarter of fiscal 2002.

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

   Recalls can occur on all of our products, and most do not have a material impact. For example, in December 2001, we implemented a voluntary product corrective action to apply a software fix to a problem on approximately 16,000 of our M-Series defibrillators. This action is expected to cost approximately $100,000 and is not expected to have a material impact to our financial results or our consolidated financial position.

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

   - Medicare, Medicaid and private health care insurer cutbacks could create downward price pressure in the cardiac resuscitation pre- hospital market;

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

  WE MAY EXPERIENCE SHORT TERM OPERATING FLUCTUATIONS AS WE CONTINUE TO INTRODUCE OUR NEW BIPHASIC TECHNOLOGY

   While we believe our biphasic technology offers substantial opportunity for future growth, there can be no guarantee that this will occur. In addition, in the short term, an industry shift towards biphasic technology could cause a lengthening of buying cycles, take additional sales time, and reduce the salability of existing inventory and trade-in products. As more customers convert to biphasic technology, it may become more difficult for us to sell the older monophasic technology products resulting in inventory obsolescence. This risk related to a shift towards biphasic technology could also be affected by uncertainty of the governing bodies' recommendations concerning biphasic technology.

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

  WE HAVE LICENSED OUR BIPHASIC TECHNOLOGY TO GE MEDICAL SYSTEMS INFORMATION TECHNOLOGIES

   In 2001, we entered into a five-year license agreement with GE Medical Systems Information Technologies that permits GE to incorporate our patented biphasic waveform technology into their defibrillator and monitoring systems. We believe that GE's global marketing and distribution channels will help increase the growing acceptance of our biphasic technology. GE has significantly greater resources than we do and has a competing product in the global market. This could impact our ability to market and sell our products, potentially lowering our revenues.

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

  OUR INTERNATIONAL SALES EXPOSE OUR BUSINESS TO A VARIETY OF RISKS THAT COULD RESULT IN SIGNIFICANT FLUCTUATIONS IN OUR RESULTS OF OPERATIONS

   Approximately 25% of our sales in fiscal Q1 2002 were made to foreign purchasers and we plan to increase the sale of our products to foreign purchasers in the future. As a result, a significant portion of our sales is and will continue to be subject to the risks of international business, including:

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

  RECURRING SALES OF ELECTRODES TO OUR CUSTOMERS MAY DECLINE

   We typically have recurring sales of electrodes to our customers. If other vendors develop electrode adaptors which allow generic electrodes to be compatible with our defibrillators, our future revenue from the sale of electrodes could be reduced.


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

         Not Applicable.

ITEM 5.        OTHER INFORMATION.

         Not Applicable.

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

         (a)   Exhibits
         Not Applicable.

         (b)   Reports on Form 8-K.
         Not Applicable.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on February 13, 2002.

                                                       ZOLL MEDICAL CORPORATION
                                                                   (Registrant)

Date:   February 13, 2002          By:  /s/  Richard  A. Packer
                                     ----------------------------------------------
                                   Richard A. Packer, Chairman and Chief Executive
                                   Officer
                                   (Principal Executive Officer)



Date:   February 13, 2002          By:  /s/  A. Ernest Whiton
                                      ----------------------------------------
                                   A. Ernest Whiton, Vice President of
                                   Administration and Chief Financial Officer
                                   (Principal Financial and Accounting Officer)