Form 10-Q
period 2002-03-31
ZOLL MEDICAL CORPORATION
filed 2002-05-15
CIK 887568

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934.
      FOR THE THREE MONTH PERIOD FROM DECEMBER 31, 2001 TO MARCH 31, 2002.
      Or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from _______to__________.

                         Commission file number 0-20225



                            ZOLL MEDICAL CORPORATION
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)


          MASSACHUSETTS                                    04-2711626
---------------------------------                     ---------------------
  (State or other jurisdiction                            (IRS Employer
of incorporation or organization)                     Identification number)


   32 SECOND AVENUE, BURLINGTON, MA                         01803-4420
----------------------------------------                    ----------
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

                          YES  X   NO
                              ---     ---


     Indicate the number of shares outstanding of each of the issuer's classes of common stock:

                 Class                          Outstanding at May 3, 2002
      Common Stock, $.02 par value                      8,925,651


                       This document consists of 21 pages.

                            ZOLL MEDICAL CORPORATION

                                      INDEX

                                                                           PAGE
                                                                            NO.
                                                                           ----
PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements:

         Consolidated Balance Sheets (unaudited)
         March 31, 2002 and September 30, 2001                               3

         Consolidated Income Statements (unaudited)
         Three and Six Months Ended March 31, 2002 and April 1, 2001         4

         Consolidated Statements of Cash Flows (unaudited)
         Six Months Ended March 31, 2002 and April 1, 2001                   5

         Notes to Consolidated Financial Statements (unaudited)              6

ITEM 2.  Management's Discussion and Analysis of Results of Operations
           and Financial Condition                                           7

ITEM 3.  Quantitative and Qualitative Disclosure About Market Risk          19


PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings                                                  20

ITEM 2.  Changes in Securities                                              20

ITEM 3.  Defaults Upon Senior Securities                                    20

ITEM 4.  Submission of Matters to a Vote of Security-Holders                20

ITEM 5.  Other Information                                                  20

ITEM 6.  Exhibits and Reports on Form 8-K                                   20

         Signatures                                                         21

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                            ZOLL MEDICAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                 (000's omitted)
                                   (Unaudited)

                                                                        MARCH 31,          SEPTEMBER 30,
                                                                          2002                 2001
                                                                        ---------          ------------
                   ASSETS
Current assets:
        Cash and cash equivalents                                       $  47,039            $ 45,303
        Marketable securities                                              20,022              16,170
        Accounts receivable, less allowance of $3,217 at
             March 31, 2002 and $2,780 at  September 30, 2001              32,743              37,155
        Inventories:
             Raw materials                                                  9,934               7,561
             Work-in-process                                                3,319               2,334
             Finished goods                                                11,814              10,799
                                                                        ---------            --------
                                                                           25,067              20,694
        Prepaid expenses and other current assets                           3,371               2,992
                                                                        ---------            --------
             Total current assets                                         128,242             122,314
Property and equipment, at cost:
        Land and building                                                   3,494               3,478
        Machinery and equipment                                            25,592              23,649
        Construction in progress                                            1,550               1,666
        Tooling                                                             7,048               5,779
        Furniture and fixtures                                              1,536               1,472
        Leasehold improvements                                              1,330               1,278
                                                                        ---------            --------
                                                                           40,550              37,322
             Less accumulated depreciation                                 21,847              19,662
                                                                        ---------            --------
        Net property and equipment                                         18,703              17,660
Other assets, net                                                           4,547               4,414
                                                                        ---------            --------
                                                                        $ 151,492            $144,388
                                                                        =========            ========

                   LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
        Accounts payable                                                $   6,895            $  5,224
        Accrued expenses and other liabilities                              8,698               7,430
                                                                        ---------            --------
             Total current liabilities                                     15,593              12,654
Deferred income taxes                                                         297                 297
Commitments and contingencies
Stockholders' equity
        Preferred stock, $.01 par value, authorized 1,000
            shares, none issued and outstanding
        Common stock, $.02 par value, authorized 19,000 shares,
            8,919 and 8,884 issued and outstanding at
            March 31, 2002 and September 30, 2001, respectively               178                 178
        Capital in excess of par value                                     97,044              96,414
        Accumulated other comprehensive income                               (237)                 19
        Retained earnings                                                  38,617              34,826
                                                                        ---------            --------
             Total stockholders' equity                                   135,602             131,437
                                                                        ---------           ---------
                                                                        $ 151,492           $ 144,388
                                                                        =========           =========


            See notes to unaudited consolidated financial statements.

                            ZOLL MEDICAL CORPORATION
                         CONSOLIDATED INCOME STATEMENTS
                     (000's omitted, except per share data)
                                   (Unaudited)


                                                            THREE MONTHS ENDED             SIX MONTHS ENDED
                                                         -------------------------      ------------------------
                                                         MARCH 31,        APRIL 1,      MARCH 31,       APRIL 1,
                                                           2002            2001           2002            2001
                                                         ---------       ---------      ---------       --------
Net sales                                                $ 34,713        $ 25,241       $ 68,058         $53,837
Cost of goods sold                                         15,420          11,277         29,906          23,346
                                                         --------        --------       --------         -------

Gross profit                                               19,293          13,964         38,152          30,491

Expenses:
       Selling and marketing                               11,320           9,186         22,432          18,321
       General and administrative                           2,512           2,165          5,018           4,630
       Research and development                             2,958           2,320          5,650           4,612
                                                         --------        --------        -------         -------

            Total expenses                                 16,790          13,671         33,100          27,563

Income from operations                                      2,503             293          5,052           2,928

                                                         --------        --------        -------         -------

Investment and other income                                   371             810            691           1,816
Interest expense                                               --              --             --               1
                                                         --------        --------        -------         -------

Income before income taxes                                  2,874           1,103          5,743           4,743
Provision for income taxes                                    977             386          1,952           1,660
                                                         --------        --------        -------         -------
Net income                                               $  1,897        $    717        $ 3,791         $ 3,083
                                                         ========        ========        =======         =======

Basic earnings per common share                          $   0.21        $   0.08        $  0.43         $  0.35
                                                         ========        ========        =======         =======

Weighted average common shares outstanding                  8,914           8,837          8,904           8,819

Diluted earnings per common and common
equivalent share                                         $   0.21        $   0.08        $  0.41         $  0.34
                                                         ========        ========        =======         =======
Weighted average number of common and common
equivalent shares outstanding                               9,159           9,066          9,153           9,067



            See notes to unaudited consolidated financial statements.

                            ZOLL MEDICAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (000's omitted)
                                   (Unaudited)

                                                                                     SIX MONTHS ENDED
                                                                              -----------------------------
                                                                              MARCH 31,            APRIL 1,
                                                                                2002                2001
                                                                              ---------           ---------
OPERATING ACTIVITIES:
        Net income                                                             $  3,791            $  3,083

Charges not affecting cash:
        Depreciation and amortization                                             3,203               2,781
        Tax benefit from the exercise of stock options                              300                 715
Changes in current assets and liabilities:
        Accounts receivable                                                       4,412               8,530
        Inventories                                                              (4,373)             (3,263)
        Prepaid expenses and other current assets                                  (632)               (169)
        Accounts payable and accrued expenses                                     2,939              (4,134)
                                                                               --------            --------
           Cash provided by operating activities                                  9,640               7,543

INVESTING ACTIVITIES:
        Sales (purchases) of marketable securities, net                          (4,049)             47,703
        Additions to property and equipment                                      (4,126)             (4,696)
        Other assets, net                                                           (23)               (138)
                                                                                -------            --------
              Cash provided by (used for) investing activities                   (8,198)             42,869

FINANCING ACTIVITIES:
        Exercise of stock options                                                   330                 648
        Repayment of long-term debt                                                  --                 (20)
                                                                               --------            --------
              Cash provided by financing activities                                 330                 628

Effect of exchange rates on cash and cash equivalents                               (36)                 --

                                                                               --------            --------
              Net increase in cash                                                1,736              51,040
        Cash and cash equivalents at beginning of period                         45,303               4,025
                                                                               --------            --------
        Cash and cash equivalents at end of period                             $ 47,039            $ 55,065
                                                                               ========            ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
        Cash paid during the period:
              Income taxes                                                        $ 761               $ 404
              Interest                                                               --                   1



            See notes to unaudited consolidated financial statements.

                            ZOLL MEDICAL CORPORATION
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. The Consolidated Balance Sheet as of March 31, 2002, the Consolidated Income Statements for the three and six months ended March 31, 2002 and April 1, 2001, and the Consolidated Statements of Cash Flows for the six months ended March 31, 2002 and April 1, 2001 are unaudited, but in the opinion of management include all adjustments, consisting of normal recurring items, necessary for a fair presentation of results for these interim periods. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Examples include provisions for returns, bad debts and the estimated lives of fixed assets. Actual results may differ from these estimates. The results for the interim periods are not necessarily indicative of results to be expected for the entire year. The information contained in the interim financial statements should be read in conjunction with the Company's audited financial statements as of and for the year ended September 30, 2001 included in its Form 10-K filed with the Securities and Exchange Commission on December 31, 2001. Certain reclassifications have been made to the prior years' unaudited consolidated financial statements to conform to the current period presentation with no impact on net income.

2.   Segment and Geographic Information

     The Company reports information to the chief operating decision maker for four operating segments, determined by the type of customer or product. These segments include the sale of cardiac resuscitation devices and accessories and data collection management software to the North American hospital market and to the North American pre-hospital market, the sale of disposables, accessories, and other products to the North American market, and the sale of cardiac resuscitation devices and accessories to the International market. Each of these segments has similar characteristics, manufacturing processes, distribution and marketing strategies, as well as a similar regulatory environment.

     Segment information: In order to make operating and strategic decisions, ZOLL's chief operating decision maker evaluates revenue performance based on the worldwide revenues of each segment and, due to shared infrastructures, profitability based on an enterprise-wide basis. Net sales by segment were as follows:



     (000's omitted)
                                                           THREE MONTHS ENDED            SIX MONTHS ENDED
                                                        -----------------------      ------------------------
                                                        MARCH 31,      APRIL 1,      MARCH 31,       APRIL 1,
                                                          2002          2001           2002           2001
                                                        ---------      --------      ---------       --------
     Hospital Market - North America                     $11,421       $ 7,757        $23,641        $17,595
     Pre-hospital Market - North America                  11,061         6,795         20,267         14,397
     Other - North America                                 5,224         4,641          9,783          9,095
     International Market                                  7,007         6,048         14,367         12,750
                                                         -------       -------        -------        -------
                                                         $34,713       $25,241        $68,058        $53,837
                                                         =======       =======        =======        =======

    The Company reports assets on a consolidated basis to the chief operating decision maker.

    Geographic information: Net sales by major geographical area, determined on the basis of destination of the goods, are as follow:


     (000's omitted)
                                                          THREE MONTHS ENDED             SIX MONTHS ENDED
                                                        -----------------------      ------------------------
                                                        MARCH 31,      APRIL 1,      MARCH 31,       APRIL 1,
                                                           2002          2001           2002           2001
                                                        ---------     ---------      ---------       --------
     United States                                       $26,080       $18,911        $51,117        $40,438
     Foreign                                               8,633         6,330         16,941         13,399
                                                         -------       -------        -------        -------
                                                         $34,713       $25,241        $68,058        $53,837
                                                         =======       =======        =======        =======

3. The Company computes comprehensive income in accordance with Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" (SFAS 130). SFAS 130 establishes standards for the reporting and display of comprehensive income and its components in the financial statements. Other comprehensive income, as defined, includes all changes in equity during a period from non-owner sources, such as unrealized gains and losses on available-for-sale securities and foreign currency translation. Total comprehensive income for the three months and six months ended March 31, 2002, and April 1, 2001 were as follows:


     (000's omitted)
                                                          THREE MONTHS ENDED            SIX MONTHS ENDED
                                                        ------------------------      ----------------------
                                                        MARCH 31,       APRIL 1,      MARCH 31,     APRIL 1,
                                                          2002            2001          2002          2001
                                                        ---------       --------      ---------     --------
     Net income                                          $ 1,897         $ 717        $ 3,791        $ 3,083
     Unrealized loss on
     available-for-sales securities                         (136)         (139)          (220)          (147)
     Cumulative foreign currency translation
     adjustment                                              177            --            (36)            --
                                                         -------         -----        -------        -------
     Total comprehensive income                          $ 1,938         $ 578        $ 3,535        $ 2,936
                                                         =======         =====        =======        =======



4. The shares used for calculating basic earnings per common share were the average shares outstanding and the shares used for calculating diluted earnings per share were the average shares outstanding and the dilutive effect of stock options.

5. In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141"), and No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 is effective for business combinations completed after June 30, 2001, and SFAS 142 is effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statement. Other intangible assets will continue to be amortized over their useful lives.

   The Company is not required to adopt the new rules on accounting for goodwill and other intangible assets until fiscal 2003. Application of the nonamortization provisions of the Statement is expected to result in an insignificant increase in net income in fiscal 2003. The Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets during fiscal 2003 and does not believe that the effect of these tests will have a significant impact on the Company's consolidated financial position or results of operations.

   In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations" for a disposal of a segment of a business. SFAS 144 is effective for fiscal years beginning after December 15, 2001. The Company expects to adopt SFAS 144 in fiscal 2003 and does not expect that the adoption of the statement will have a significant impact on the Company's consolidated financial position or results of operations.

6. On March 28, 2002, the Company received a notice of infringement from Cardiac Science Inc., asserting that the Company has infringed upon two patents owned by Cardiac Science. The Company, along with its legal counsel, is currently addressing this matter. We believe we have meritorious defenses and intend to litigate the case vigorously though we cannot give assurance that the outcome of litigation will be favorable to the Company.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO THREE MONTHS ENDED APRIL 1, 2001

Net sales increased 38% to $34.7 million for the three months ended March 31, 2002 as compared to $25.2 million for the same period a year earlier. Sales to the North American hospital market amounted to $11.4 million, a 47% increase in comparison to $7.8 million for the same period a year prior. Our sales to the North American pre-hospital market increased 63% to $11.1 million, up from $6.8 million in the previous year. Total North American sales increased 44% to $27.7 million in comparison to $19.2 million for the same period a year earlier. The increase in sales over the prior quarter in 2001 can primarily be attributed to stronger economic conditions which resulted in a higher number of shipments. Also contributing to the increase was the sale of more monitoring parameter options to the North American hospital and pre-hospital markets, shipments of our M series CCT defibrillator, which was introduced in October 2001, and a full quarter's sales of our M Series in the Canadian market, which was licensed in Canada on April 20, 2001. International sales increased 16% to $7.0 million in comparison to $6.0 million for the same period a year earlier. The increase in International sales is the result of our continuing effort to increase the size of our worldwide direct sales force, which includes opening new direct sales force subsidiaries in France and Australia in late 2001 and early 2002, respectively. Additionally, increases in the United Kingdom and Germany were offset by continued softness in the other European markets.

Gross margin for the three months ended March 31, 2002 of 55.6% improved slightly as compared to 55.3% for the comparable prior year quarter. Gross margin was positively influenced by the sale of additional monitoring parameters on the M Series platform, including the introduction of invasive blood pressure and temperature, our two newest parameters, as part of the M Series CCT.

Selling and marketing expenses as a percentage of net sales decreased to 32.6% from 36.4%, as we were able to leverage our direct sales force and our sales and marketing support functions, relative to our overall 38% increase in sales. Selling and marketing expenses in total increased $2.1 million or 23.2% for the three months ended March 31, 2002 compared to the three months ended April 1, 2001. This reflected an increase in the size of our worldwide sales force and increased marketing support for our new ZOLL AED Plus and M Series CCT products.

General and administrative expenses decreased as a percentage of net sales to 7.2% from 8.6% as we continue to realize the benefits of our prior investments in technology. We also obtained leverage from relatively fixed overhead costs as our sales grew.

Research and development expenses decreased as a percentage of net sales to 8.5% from 9.2%. Research and development expenses increased $638,000 or 27.5% for the three months ended March 31, 2002 compared to the three months ended April 1, 2001. The increase from the prior comparable quarter reflects our continued investment in launching the ZOLL AED Plus, our new product introduction for the public access defibrillator market, and our new M Series CCT product.

Our effective tax rate decreased from 35% to 34% for the three months ended March 31, 2002 as compared to the same period in fiscal 2001, reflecting continued emphasis on tax planning.


SIX MONTHS ENDED MARCH 31, 2002 COMPARED TO SIX MONTHS ENDED APRIL 1, 2001

Our net sales increased 26% to $68.1 million for the six months ended March 31, 2002 as compared to $53.8 million for the same period a year earlier. Sales to the North American hospital market amounted to $23.6 million, a 34% increase in comparison to $17.6 million for the same period a year prior. Our sales to the North American pre-hospital market increased 41% to $20.3 million, up from $14.4 million in the previous year. Total North American sales increased 31% to $53.7 million in comparison to $41.1 million for the same period a year earlier. The increase in sales to the North American hospital segment is primarily the result of stronger economic conditions compared to the same period last year. The North American pre-hospital segment has continued to grow on the strength of our M-Series platform, additional monitoring parameters, and an increase in sales resources. International sales increased 13% to $14.4 million in comparison to $12.8 million for the same period a year earlier. The increase in International sales reflected strength in Latin America, Germany and increased sales by our new direct sales operations in France and Australia. These increases were offset by softness in the Asian-Pacific and other European markets.

Gross margin for the six months ended March 31, 2002 was 56.1% compared to 56.6% for the comparable prior period. Gross margin reflected an increased number of higher margin monitoring parameters in the North American segment, which were offset by a larger number of shipments to the German Army, which reflect volume pricing and lower average margins than in the same period last year.

Selling and marketing expenses as a percentage of net sales decreased to 33.0% from 34.0%, as we were able to utilize our existing Hospital sales resources and sales and marketing support functions, relative to our overall 26% overall increase in sales. Selling and marketing expenses increased $4.1 million or 22.4% for the six months ended March 31, 2002 compared to the six months ended April 1, 2001. The increase in selling and marketing expense reflects additions to the North American pre-hospital and international sales forces and increased sales and marketing resources to support our new and existing products.

General and administrative expenses decreased as a percentage of net sales to 7.4% from 8.6% as we continue to leverage our personnel and maximize our information technology investments. General and administrative expenses increased $388,000 or 8.4% for the six months ended March 31, 2002 compared to the six months ended April 1, 2001. The slight increase from the comparable prior period primarily reflects hiring of staff to support the growth of the business.

Research and development expenses decreased as a percentage of net sales to 8.3% from 8.6%. Research and development expenses increased $1.0 million or 22.5% for the six months ended March 31, 2002 compared to the six months ended April 1, 2001. This change reflects significant resources we have devoted to our new public access product, the ZOLL AED Plus, biphasic clinical trial studies, and increased investments in future product development.

Our effective tax rate decreased from 35% to 34% for the six months ended March 31, 2002 as compared to the same period in fiscal 2001, reflecting continued emphasis on tax planning.


LIQUIDITY AND CAPITAL RESOURCES

Our total cash, cash equivalents and marketable securities increased $5.6 million for the six months ended March 31, 2002. Our cash and cash equivalents at March 31, 2002 totaled $47.0 million compared with $45.3 million at September 30, 2001. In addition, we had marketable securities amounting to $20.0 million at March 31, 2002 in comparison to $16.2 million at September 30, 2001.

Cash provided by operating activities for the six months ended March 31, 2002 increased $2.1 million as compared to the same period in fiscal year 2001. This increase is attributable to the improvement in earnings and an increase in accounts payable and accrued expenses. Accounts payable and accrued expenses increased due to the timing of inventory purchases and income tax accruals. The increase in inventory is related to our new public access product, the ZOLL AED Plus, which received 510(k) clearance from the U.S. Food and Drug Administration ("FDA") on March 26, 2002. The increase in inventory also includes the replenishment of finished goods stock and additional purchases to provide for factory production for our expected revenue growth over the remainder of the fiscal year.

Cash used for investing activities amounted to $8.2 million during the six months ended March 31, 2002 compared to net cash provided of $42.9 million during the six months ended April 1, 2001. This reduction reflects fewer sales of marketable securities than in the same period a year ago.

Cash provided by financing activities was $330,000 for the six months ended March 31, 2002 compared to $628,000 for the same period in fiscal year 2001. The change reflects a lower number of stock options exercised during the period.

We maintain a working capital line of credit with our bank. Under this working capital line, we may borrow on a demand basis. Currently, we may borrow up to $12.0 million at an interest rate equal to the bank's base rate. No borrowings were outstanding on this line at the end of the second quarter of fiscal 2002.

Our only contractual obligations consist of operating lease commitments. Our total lease commitments are approximately $1.6 million, with $802,000 due in less than one year, $728,000 due in one to three years, and $61,000 due in four years.

We believe that the cash generated by operations and amounts available under our existing line of credit will be sufficient to meet our ongoing operating and capital expenditure requirements for the remainder of the fiscal year.

LEGAL AND REGULATORY AFFAIRS

On March 28, 2002, the Company received a notice of infringement from Cardiac Science Inc., asserting that the Company has infringed upon two patents owned by Cardiac Science. The Company, along with its legal counsel, is currently addressing this matter. We believe we have meritorious defenses and intend to litigate the case vigorously though we cannot give assurance that the outcome of litigation will be favorable to the Company.

We are also involved in the normal course of our business in various litigation matters and regulatory issues, including product recalls. Although we are unable to determine at the present time the exact amount of any impact in any pending matters, we believe that none of the pending matters will have an outcome material to our financial condition or business.

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


RISK FACTORS

   IF WE FAIL TO COMPETE SUCCESSFULLY IN THE FUTURE AGAINST EXISTING OR POTENTIAL COMPETITORS, OUR OPERATING RESULTS MAY BE ADVERSELY AFFECTED

    Our principal global competitors with respect to our entire cardiac resuscitation equipment product line are Physio-Control Corporation and Royal Phillips Electronics. Physio-Control is a subsidiary of Medtronic, Inc., a leading medical technology company, and Royal Phillips Electronics recently completed their purchase of Agilent Technologies' Healthcare Solutions Group, which was one of our major competitors. Physio-Control has been the market leader in the defibrillator industry for over twenty years. As a result of Physio-Control's dominant position in this industry, many potential customers have relationships with Physio-Control that could make it difficult for us to continue to penetrate the markets for our products. In addition, Physio-Control, its parent and Royal Phillips Electronics and other competitors each have significantly greater resources than we do. Accordingly, Physio-Control, Royal Phillips Electronics and other competitors could substantially increase the resources they devote to the development and marketing of products that are competitive with ours. These and other competitors may develop and successfully commercialize medical devices that directly or indirectly accomplish what our products are designed to accomplish in a superior and/or less expensive manner. For example, we expect our competitors to develop and sell devices in the future that will compete directly with our M Series product line and although our biphasic waveform technology is unique, our competitors have devised alternative biphasic waveform technology. We have also licensed our biphasic waveform technology to GE Medical Systems Information Technologies.

    There are a number of smaller competitors in the United States, which include MRL and Cardiac Sciences, Inc. It is possible the market may embrace these competitor's products which could negatively impact our market share.

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

    -   variations in product orders;

    -   timing of new product introductions;

    - temporary disruptions on buying behavior due to changes in technology (e.g. shift to biphasic technology);

    -   changes in distribution channels;

    - actions taken by our competitors such as the introduction of new products or the offering of sales incentives;

    -   the ability of our sales force to effectively market our products;

    -   supply interruptions from our single source vendors;

    -   regulatory actions, including actions taken by the FDA; and

    -   delays in obtaining domestic or foreign regulatory approvals.

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

  WE MAY BE REQUIRED TO IMPLEMENT A COSTLY PRODUCT RECALL

    In the event that any of our products proves to be defective, we can voluntarily recall, or the FDA could require us to redesign or implement a recall of, any of our products. Both our competitors and we have voluntarily recalled products in the past, and based on this experience, we believe that future recalls could result in significant costs to us and significant adverse publicity, which could harm our ability to market our products in the future. Though it is not possible to quantify the economic impact of a recall, it could have a material adverse effect on our business, financial condition and results of operations.

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

   WE MAY EXPERIENCE SHORT TERM OPERATING FLUCTUATIONS AS WE CONTINUE TO INTRODUCE OUR NEW BIPHASIC TECHNOLOGY

    While we believe our biphasic technology offers substantial opportunity for future growth, there can be no guarantee that this will occur. In addition, in the short term, an industry shift towards biphasic technology could cause a lengthening of buying cycles, take additional sales time, and reduce the salability of existing inventory and trade-in products. As more customers convert to biphasic technology, it may become more difficult for us to sell the older monophasic technology products resulting in inventory obsolescence. This risk related to a shift towards biphasic technology could also be affected by the uncertainty of the governing bodies' recommendations concerning biphasic technology.

   RECURRING SALES OF ELECTRODES TO OUR CUSTOMERS MAY DECLINE

    We typically have recurring sales of electrodes to our customers. Other vendors have developed electrode adaptors which allow generic electrodes to be compatible with our defibrillators. If we are unable to continue to differentiate the superiority of our electrodes from these generic electrodes, our future revenue from the sale of electrodes could be reduced.

   WE CAN BE SUED FOR PRODUCING DEFECTIVE PRODUCTS AND WE MAY BE REQUIRED TO PAY SIGNIFICANT AMOUNTS TO THOSE HARMED IF WE ARE FOUND LIABLE, AND OUR BUSINESS COULD SUFFER FROM ADVERSE PUBLICITY

    The manufacture and sale of medical products such as ours entail significant risk of product liability claims. Our quality control standards comply with FDA requirements and we believe that the amount of product liability insurance we maintain is adequate based on past product liability claims in our industry. We cannot be assured that the amount of such insurance will be sufficient to satisfy claims made against us in the future or that we will be able to maintain insurance in the future at satisfactory rates or in adequate amounts. Product liability claims could result in significant costs or litigation. A successful claim brought against us in excess of our available insurance coverage or any claim that results in significant adverse publicity against us could have a material adverse effect on our business, financial condition and results of operations.

   OUR DEPENDENCE ON SOLE AND SINGLE SOURCE SUPPLIERS EXPOSES US TO SUPPLY INTERRUPTIONS THAT COULD RESULT IN PRODUCT DELIVERY DELAYS AND SUBSTANTIAL COSTS TO REDESIGN OUR PRODUCTS

    Although we use many standard parts and components for our products, some key components are purchased from sole or single source vendors for which alternative sources at present are not readily available. For example, we currently purchase proprietary components, including capacitors, screens, gate arrays and integrated circuits, for which there are no direct substitutes. Our inability to obtain sufficient quantities of these components may result in future delays or reductions in product shipments which could cause a fluctuation in our results of operations.

    These components could be replaced with alternatives from other suppliers, which could involve a redesign of our products. Such a redesign could involve considerable time and expense. For example, in 1999, one of our vendors was unable to provide sufficient quantities of screens that were used in our M Series products. To keep up with the demand for our products, we sought alternative screens from another supplier and redesigned our product accordingly, which resulted in additional costs and delays in the shipment of some of our products. Although we believe we have solved this supply problem, we cannot be assured that we will not have similar supply problems in the future.

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

   FAILURE TO PRODUCE NEW PRODUCTS OR OBTAIN MARKET ACCEPTANCE FOR OUR NEW PRODUCTS IN A TIMELY MANNER COULD HARM OUR BUSINESS

    Because substantially all of our revenue comes from the sale of cardiac resuscitation devices and related products, our financial performance will depend upon market acceptance of, and our ability to deliver and support, new products such as a product for the public access defibrillation market and an integrated product for the emergency medical system data management market. We cannot be assured that we will be able to produce viable products in the time frames we currently estimate. Factors which could cause delay in these schedules or even cancellation of our projects to produce and market these new products include: research and development delays, the actions of our competitors producing competing products and the actions of other parties who may provide alternative therapies or solutions which could reduce or eliminate the markets for pending products.

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

    We are also subject to regulation in each of the foreign countries in which we sell products. Many of the regulations applicable to our products in such countries are similar to those of the FDA. However, the national health or social security organizations of certain countries require our products to be qualified before they can be marketed in those countries. We cannot be assured that such clearances will be obtained.

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

   FUTURE CHANGES IN APPLICABLE LAWS AND REGULATIONS COULD HAVE AN ADVERSE EFFECT ON OUR BUSINESS

   Although we are not aware of any pending changes in applicable laws and regulations, we cannot be assured that federal, state or foreign governments will not change existing laws or regulations or adopt new laws or regulations that regulate our industry. Changes in or adoption of new laws or regulations could result in the following consequences that would have an adverse effect on our business:

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

   OUR INTERNATIONAL SALES EXPOSE OUR BUSINESS TO A VARIETY OF RISKS THAT COULD RESULT IN SIGNIFICANT FLUCTUATIONS IN OUR RESULTS OF OPERATIONS

    Approximately 25% of our sales for the six months ended March 31, 2002 were made to foreign purchasers and we plan to increase the sale of our products to foreign purchasers in the future. As a result, a significant portion of our sales is and will continue to be subject to the risks of international business, including:

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

   FLUCTUATIONS IN CURRENCY EXCHANGE RATES MAY ADVERSELY AFFECT OUR INTERNATIONAL SALES

    Our revenue from international operations can be denominated in or significantly influenced by the currency and general economic climate of the country in which we make sales. A decrease in the value of such foreign currencies relative to the U.S. dollar could result in downward price pressure for our products or losses from currency exchange rate fluctuations. As we continue to expand our international operations, downward price pressure and exposure to gains and losses on foreign currency transactions may increase. We may choose to limit such exposure by entering into forward-foreign exchange contracts or engaging in similar hedging strategies. We cannot be assured that any currency exchange strategy would be successful in avoiding losses due to exchange rate fluctuations, or that the failure to manage currency risks effectively would not have a material adverse effect on our business, financial condition, cash flows, and results of operations.

   WE MAY FAIL TO ADEQUATELY PROTECT OR ENFORCE OUR INTELLECTUAL PROPERTY RIGHTS OR SECURE RIGHTS TO THIRD PARTY INTELLECTUAL PROPERTY, AND OUR COMPETITORS CAN USE SOME OF OUR PREVIOUSLY PROPRIETARY TECHNOLOGY

   Our success will depend in part on our ability to obtain and maintain patent protection for our products, methods, processes and other technologies, to preserve our trade secrets and to operate without infringing the proprietary rights of third parties. To date, we have been issued 22 U.S. patents for our various inventions and technologies. Additional patent applications have been filed with the U.S. Patent and Trademark Office and are currently pending. The patents that have been granted to us are for a definitive period of time and will expire. We have filed certain corresponding foreign patent applications and intend to file additional foreign and U.S. patent applications as appropriate. We cannot be assured as to:

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

    We have, for example, patents and pending patent applications for our proprietary biphasic technology. Our competitors could develop biphasic technology that has comparable or superior clinical efficacy to our biphasic technology and if our patents do not adequately protect our technology, our competitors would be able to obtain patents claiming aspects similar to our biphasic technology or our competitors could design around our patents.

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

    Our success is also dependent upon the skills, knowledge and experience, none of which is patentable, of our scientific and technical personnel. To help protect our rights, we require all U.S. employees, consultants and advisors to enter into confidentiality agreements, which prohibit the disclosure of confidential information to anyone outside of our company and require disclosure and assignment to us of their ideas, developments, discoveries and inventions. We cannot be assured that these agreements will provide adequate protection for our trade secrets, know-how or other proprietary information in the event of any unauthorized use or disclosure of the lawful development by others of such information.

   OUR ABILITY TO SUCCESSFULLY DEFEND AGAINST ANY CURRENT OR FUTURE PATENT INFRINGEMENT LAWSUITS COULD HAVE AN ADVERSE EFFECT ON OUR BUSINESS

     There has been substantial litigation regarding patent and other intellectual property rights in the medical device industry. We have defended, are presently defending, and will likely continue to defend ourselves against claims and legal actions alleging infringement of the patent rights of others. Adverse determinations in any patent litigation could subject us to significant liabilities to third parties, could require us to seek licenses from third parties and could, if licenses are not available, prevent us from manufacturing, selling or using certain of our products, some of which could have a material adverse effect on the Company. Patent litigation can be costly and time-consuming. We expect our defense costs will be significant with regard to the existing patent infringement suit brought against us by Cardiac Science, Inc. We believe we have meritorious defenses and intend to litigate the case vigorously, though we cannot give assurance that the outcome of litigation will be favorable to the Company.


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

   WE RELY HEAVILY ON SEVERAL EMPLOYEES WHO MAY LEAVE, AND IT MAY BE DIFFICULT TO RECRUIT EMPLOYEES

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

    We have also implemented a so-called poison pill by adopting our shareholders rights agreement. This poison pill significantly increases the costs that would be incurred by an unwanted third party acquirer if such party owns or announces its intent to commence a tender offer for more than 15% of our outstanding common stock. The existence of this poison pill could delay, deter or prevent a takeover of the Company.

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

ITEM 3.        DEFAULTS UPON SENIOR SECURITIES.

           Not Applicable.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

           The following matters were voted upon and approved at the Company's Annual Meeting of Stockholders held on February 12, 2002. On the record date of December 31, 2001 there were 8,980,134 shares issued, outstanding and eligible to vote, of which 8,118,889 or 91% were represented at the meeting either in person or by proxy.

           The proposal to elect the following two Class I directors to serve until a successor is duly elected and qualified:

                                     Votes For              Votes Withheld
           Daniel M. Mulvena         7,948,703                 170,186
           Benson F. Smith           7,951,093                 167,796

           The proposal to approve the Zoll Medical Corporation 2001 Stock Incentive Plan.

                   Votes For         Votes Against          Votes Withheld
                   5,155,471           2,928,655               34,763

ITEM 5.        OTHER INFORMATION.

           Not Applicable.

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

           (a)  Exhibits
           Not Applicable.

           (b)  Reports on Form 8-K.
           Not Applicable.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 15, 2002.

                                                        ZOLL MEDICAL CORPORATION
                                                                    (Registrant)


Date:   May 15, 2002                  By: /s/  Richard  A. Packer
                                          --------------------------------------
                                      Richard  A. Packer, Chairman and Chief
                                      Executive Officer
                                      (Principal Executive Officer)



Date:   May 15, 2002                  By: /s/  A. Ernest Whiton
                                          --------------------------------------
                                      A. Ernest Whiton, Vice President of
                                      Administration and Chief Financial Officer
                                      (Principal Financial and Accounting
                                      Officer)