Form 10-Q
period 2002-06-30
ZOLL MEDICAL CORPORATION
filed 2002-08-14
CIK 887568

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934.

     FOR THE THREE MONTH PERIOD FROM APRIL 1, 2002 TO JUNE 30, 2002.

     Or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

     For the transition period from _____to_____.

                         Commission file number 0-20225



                            ZOLL MEDICAL CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)



          MASSACHUSETTS                                        04-2711626
---------------------------------                        ---------------------
  (State or other jurisdiction                                (IRS Employer
of incorporation or organization)                        Identification number)


    32 SECOND AVENUE, BURLINGTON, MA                           01803-4420
----------------------------------------                 ---------------------
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

                            YES   X     NO
                                -----      ------


Indicate the number of shares outstanding of each of the issuer's classes of common stock:

                   Class                       Outstanding at August 2, 2002
       Common Stock, $.02 par value                      8,937,826


                       This document consists of 21 pages.

                            ZOLL MEDICAL CORPORATION

                                      INDEX

                                                                            PAGE
                                                                             NO.
PART I. FINANCIAL INFORMATION

ITEM 1.  Financial Statements:

         Consolidated Balance Sheets (unaudited)                              3
         June 30, 2002 and September 30, 2001

         Consolidated Income Statements (unaudited)                           4
         Three and Nine Months Ended June 30, 2002 and July 1, 2001

         Consolidated Statements of Cash Flows (unaudited)                    5
         Nine Months Ended June 30, 2002 and July 1, 2001

         Notes to Unaudited Consolidated Financial Statements                 6

ITEM 2.  Management's Discussion and Analysis of Results of Operations and    7
         Financial Condition

ITEM 3.  Quantitative and Qualitative Disclosure About Market Risk            19


PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings                                                    20

ITEM 2.  Changes in Securities                                                20

ITEM 3.  Defaults Upon Senior Securities                                      20

ITEM 4.  Submission of Matters to a Vote of Security-Holders                  20

ITEM 5.  Other Information                                                    20

ITEM 6.  Exhibits and Reports on Form 8-K                                     20

         Signatures                                                           21

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                            ZOLL MEDICAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                 (000's omitted)
                                   (Unaudited)

                                                                                JUNE 30,       SEPTEMBER 30,
                                                                                  2002             2001
                                                                                --------       -------------
                   ASSETS
Current assets:
        Cash and cash equivalents                                             $  56,716         $  45,303
        Marketable securities                                                    10,452            16,170
        Accounts receivable, less allowance of $3,243 at June 30, 2002
             and $2,780 at September 30, 2001                                    33,897            37,155
        Inventories:
             Raw materials                                                       10,205             7,561
             Work-in-process                                                      4,642             2,334
             Finished goods                                                      14,286            10,799
                                                                              ---------         ---------
                                                                                 29,133            20,694
        Prepaid expenses and other current assets                                 3,270             2,992
                                                                              ---------         ---------
             Total current assets                                               133,468           122,314
Property and equipment, at cost:
        Land and building                                                         3,494             3,478
        Machinery and equipment                                                  27,372            23,649
        Construction in progress                                                  1,474             1,666
        Tooling                                                                   7,216             5,779
        Furniture and fixtures                                                    1,596             1,472
        Leasehold improvements                                                    1,337             1,278
                                                                              ---------         ---------
                                                                                 42,489            37,322
             Less accumulated depreciation                                       23,126            19,662
                                                                              ---------         ---------
        Net property and equipment                                               19,363            17,660
Other assets, net                                                                 4,546             4,414
                                                                              ---------         ---------
                                                                              $ 157,377         $ 144,388
                                                                              =========         =========
                   LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
        Accounts payable                                                      $  10,810         $   5,224
        Accrued expenses and other liabilities                                    8,713             7,430
                                                                              ---------         ---------
             Total current liabilities                                           19,523            12,654
Deferred income taxes                                                               297               297
Commitments and contingencies
Stockholders' equity
        Preferred stock, $.01 par value, authorized 1,000
            shares, none issued and outstanding
         Common stock, $.02 par value, authorized 19,000 shares, 8,937 and 8,884 issued and outstanding at June 30, 2002
            and September 30, 2001, respectively                                    179               178
        Capital in excess of par value                                           97,427            96,414
        Accumulated other comprehensive income                                     (565)               19
        Retained earnings                                                        40,516            34,826
                                                                              ---------         ---------
             Total stockholders' equity                                         137,557           131,437
                                                                              ---------         ---------
                                                                              $ 157,377         $ 144,388
                                                                              =========         =========


            See notes to unaudited consolidated financial statements.

                            ZOLL MEDICAL CORPORATION
                         CONSOLIDATED INCOME STATEMENTS
                     (000's omitted, except per share data)
                                   (Unaudited)

                                                       THREE MONTHS ENDED              NINE MONTHS ENDED
                                                    JUNE 30,          JULY 1,       JUNE 30,          JULY 1,
                                                     2002              2001          2002              2001
                                                    --------        --------        --------        --------
Net sales                                           $ 34,792        $ 30,374        $102,850        $ 84,211
Cost of goods sold                                    14,810          13,591          44,716          36,937
                                                    --------        --------        --------        --------
Gross profit                                          19,982          16,783          58,134          47,274

Expenses:
       Selling and marketing                          12,056           9,579          34,488          27,900
       General and administrative                      2,997           2,468           8,015           7,098
       Research and development                        2,922           2,737           8,572           7,349
                                                    --------        --------        --------        --------
            Total expenses                            17,975          14,784          51,075          42,347

Income from operations                                 2,007           1,999           7,059           4,927
                                                    --------        --------        --------        --------

Investment and other income                              866             627           1,557           2,443
Interest expense                                          --              --              --               1
                                                    --------        --------        --------        --------
Income before income taxes                             2,873           2,626           8,616           7,369

Provision for income taxes                               974             919           2,926           2,579
                                                    --------        --------        --------        --------
Net income                                          $  1,899        $  1,707        $  5,690        $  4,790
                                                    ========        ========        ========        ========

Basic earnings per common share                     $   0.21        $   0.19        $   0.64        $   0.54
                                                    ========        ========        ========        ========
Weighted average common shares outstanding             8,929           8,871           8,912           8,836

Diluted earnings per common and common
equivalent share                                    $   0.21        $   0.19        $   0.62        $   0.53
                                                    ========        ========        ========        ========
Weighted average number of common and common
equivalent shares outstanding                          9,181           9,027           9,157           9,077


            See notes to unaudited consolidated financial statements.

                            ZOLL MEDICAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (000's omitted)
                                   (Unaudited)

                                                                         NINE MONTHS ENDED
                                                                       JUNE 30,        JULY 1,
                                                                        2002            2001
                                                                      --------         --------
OPERATING ACTIVITIES:
        Net income                                                    $  5,690         $  4,790

Charges not affecting cash:
        Depreciation and amortization                                    4,895            4,426
        Tax benefit from the exercise of stock options                     453              717
Changes in current assets and liabilities:
        Accounts receivable                                              3,402            3,751
        Inventories                                                     (8,446)          (3,053)
        Prepaid expenses and other current assets                         (584)            (260)
        Accounts payable and accrued expenses                            6,492           (2,200)
                                                                      --------         --------
           Cash provided by operating activities                        11,902            8,171

INVESTING ACTIVITIES:
        Sales (purchases) of marketable securities, net                  5,456           34,981
        Additions to property and equipment                             (6,367)          (5,941)
        Other assets, net                                                   81             (130)
                                                                      --------         --------
              Cash provided by (used for) investing activities            (830)          28,910

FINANCING ACTIVITIES:
        Exercise of stock options                                          561              699
        Repayment of long-term debt                                         --              (20)
                                                                      --------         --------
              Cash provided by financing activities                        561              679

Effect of exchange rates on cash and cash equivalents                     (220)              87
                                                                      --------         --------
              Net increase in cash                                      11,413           37,847
        Cash and cash equivalents at beginning of period                45,303            4,025
                                                                      --------         --------
        Cash and cash equivalents at end of period                    $ 56,716         $ 41,872
                                                                      ========         ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
        Cash paid during the period:
              Income taxes                                            $  1,638         $    489
              Interest                                                      --                1



            See notes to unaudited consolidated financial statements.

                            ZOLL MEDICAL CORPORATION
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. The Consolidated Balance Sheet as of June 30, 2002, the Consolidated Income Statements for the three and nine months ended June 30, 2002 and July 1, 2001, and the Consolidated Statements of Cash Flows for the nine months ended June 30, 2002 and July 1, 2001 are unaudited, but in the opinion of management include all adjustments, consisting of normal recurring items, necessary for a fair presentation of results for these interim periods. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Examples include provisions for returns, bad debts and the estimated lives of fixed assets. Actual results may differ from these estimates. The results for the interim periods are not necessarily indicative of results to be expected for the entire year. The information contained in the interim financial statements should be read in conjunction with the Company's audited financial statements as of and for the year ended September 30, 2001 included in its Form 10-K filed with the Securities and Exchange Commission on December 31, 2001. Certain reclassifications may have been made to the prior years' unaudited consolidated financial statements to conform to the current period presentation with no impact on net income.

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

     Segment information: In order to make operating and strategic decisions, the Company's chief operating decision maker evaluates revenue performance based on the worldwide revenues of each segment and, due to shared infrastructures, profitability based on an enterprise-wide basis. Net sales by segment were as follows:

     (000's omitted)
                                                          THREE MONTHS ENDED             NINE MONTHS ENDED
                                                          ------------------             -----------------
                                                        JUNE 30,       JULY 1,       JUNE 30,        JULY 1,
                                                            2002          2001           2002           2001
     Hospital Market -- North America                    $11,925       $10,120        $35,686        $27,715
     Pre-hospital Market -- North America                 10,254         9,356         30,521         23,753
     Other -- North America                                5,024         4,529         14,687         13,624
     International Market                                  7,589         6,369         21,956         19,119
                                                   -------------  ------------  -------------  -------------
                                                         $34,792       $30,374       $102,850        $84,211
                                                   =============  ============  =============  =============

     The Company reports assets on a consolidated basis to the chief operating decision maker.

     Geographic information: Net sales by major geographical area, determined on the basis of destination of the goods, are as follow:

     (000's omitted)
                                                          THREE MONTHS ENDED             NINE MONTHS ENDED
                                                          ------------------             -----------------
                                                        JUNE 30,       JULY 1,       JUNE 30,        JULY 1,
                                                            2002          2001           2002           2001
     United States                                       $25,601       $19,870        $76,717        $60,308
     Foreign                                               9,191        10,504         26,133         23,903
                                                   -------------  ------------  -------------  -------------
                                                         $34,792       $30,374       $102,850        $84,211
                                                   =============  ============  =============  =============

3. The Company computes comprehensive income in accordance with Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" (SFAS 130). SFAS 130 establishes standards for the reporting and display of comprehensive income and its components in the financial statements. Other comprehensive income, as defined, includes all changes in equity during a period from non-owner sources, such as unrealized gains and losses on available-for-sale securities and foreign currency translation. Total comprehensive income for the three months and nine months ended June 30, 2002, and July 1, 2001 were as follows:

     (000's omitted)
                                                          THREE MONTHS ENDED            NINE MONTHS ENDED
                                                          ------------------            -----------------
                                                        JUNE 30,       JULY 1,       JUNE 30,        JULY 1,
                                                            2002          2001           2002           2001
     Net income                                          $ 1,899       $ 1,707        $ 5,690        $ 4,790
     Unrealized loss on available-for-sales securities        39           (39)          (181)          (186)
     Cumulative foreign currency translation adjustment     (366)           62           (403)            62
                                                         -------       -------        -------        -------
     Total comprehensive income                          $ 1,572       $ 1,730        $ 5,106        $ 4,666
                                                         =======       =======        =======        =======

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

6. In March 2002, Cardiac Science Inc. initiated a lawsuit against us asserting that we have infringed upon two patents owned by Cardiac Science. In July 2002, the United States District Court for the Central District of California issued a Finding of Fact and Conclusion of Law denying a motion by Cardiac Science to issue a preliminary injunction against our ZOLL AED Plus products. We, along with our legal counsel, believe we have meritorious defenses and are litigating the case vigorously though we cannot give assurance that the outcome of the litigation will be favorable to the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

THREE MONTHS ENDED JUNE 30, 2002 COMPARED TO THREE MONTHS ENDED JULY 1, 2001

Net sales increased 15% to $34.8 million for the three months ended June 30, 2002 as compared to $30.4 million for the same period a year earlier. Sales to the North American hospital market amounted to $11.9 million, an 18% increase in comparison to $10.1 million for the same period a year prior. Our sales to the North American pre-hospital market increased 10% to $10.3 million, up from $9.4 million in the previous year. Total North American sales increased 13% to $27.2 million in comparison to $24.0 million for the same period a year earlier. The increase in sales over the prior quarter in 2001 can be attributed to stronger market conditions and market share gains in our North American hospital segment. International sales increased 19% to $7.6 million in comparison to $6.4 million for the same period a year earlier. The increase in International sales is due to a robust quarter from our European operations. This increase was offset by continued softness in other markets, particularly in Asia Pacific and Latin America.

Gross margin for the three months ended June 30, 2002 improved to 57.4% from 55.3% for the comparable prior year quarter. Gross margin was primarily influenced by a higher volume and mix of parameter options for our M-Series platform in North America. These increases were slightly offset by an increase in the mix of international shipments, which typically carry lower than average margins.

Selling and marketing expenses as a percentage of net sales increased to 34.7% from 31.5%. Selling and marketing expenses in total increased $2.5 million or 25.9% for the three months ended June 30, 2002 compared to the three months ended July 1, 2001. This reflected an increase in the size of our international sales force, specifically our new direct operations in France and Australia. Additions to our ZOLL AED Plus sales force and marketing efforts related to our AED Plus product launch also contributed to the increase from the prior year's quarter.

General and administrative expenses increased as a percentage of net sales to 8.6% from 8.1%. General and Administrative expenses increased $529,000 or 21.4% for the three months ended June 30, 2002 compared to the three months ended July 1, 2001. This increase was primarily due to legal costs associated with defending a patent infringement lawsuit.

Research and development expenses decreased as a percentage of net sales to 8.4% from 9.0%. Research and development expenses increased $185,000 or 6.8% for the three months ended June 30, 2002 compared to the three months ended July 1, 2001. The increase from the prior comparable quarter reflects additional staffing to support the ZOLL AED Plus product development, which was offset primarily by initial funding for a clinical study in 2001.

Our effective tax rate decreased from 35% to 34% for the three months ended June 30, 2002 as compared to the same period in fiscal 2001, reflecting continued emphasis on tax planning.

NINE MONTHS ENDED JUNE 30, 2002 COMPARED TO NINE MONTHS ENDED JULY 1, 2001

Our net sales increased 22% to $102.9 million for the nine months ended June 30, 2002 as compared to $84.2 million for the same period a year earlier. Sales to the North American hospital market amounted to $35.7 million, a 29% increase in comparison to $27.7 million for the same period a year prior. Our sales to the North American pre-hospital market increased 28% to $30.5 million, up from $23.8 million in the previous year. Total North American sales increased 24% to $80.9 million in comparison to $65.1 million for the same period a year earlier. The increase in sales to the North American hospital and pre-hospital market is the result of several factors. First, there is an increased demand for our Biphasic technology and as a result 86% of all M-Series sold during the current year have incorporated our Biphasic technology compared with 65% in 2001. Second, there are an increasing number of early defibrillation programs, which is creating turnover and expanding unit placements in the hospital market. Third, we have experienced a growing acceptance of and desire for more fully featured units which include more monitoring parameters. Lastly, the expansion of our pre-hospital segment sales force has positively influenced our sales growth from the prior year in this market. International sales increased 15% to $22.0 million in comparison to $19.1 million for the same period a year earlier. The increase in International sales reflected continued growth among most regions compared to the prior year.

Gross margin for the nine months ended June 30, 2002 was 56.5% compared to 56.1% for the comparable prior period. This higher gross margin reflected an increased number of higher margin monitoring parameters sold in the North American segment. These were offset by a larger number of international shipments, which had lower than average margins.

Selling and marketing expenses as a percentage of net sales increased to 33.5% from 33.1%. Selling and marketing expenses increased $6.6 million or 23.6% for the nine months ended June 30, 2002 compared to the nine months ended July 1, 2001. The increase in selling and marketing expense reflects additions to the North American pre-hospital sales force, expenses related to our newest direct distribution subsidiaries in France and Australia, and higher marketing costs related to increased personnel and related activities supporting the launch of our ZOLL AED Plus. The increase of selling and marketing expenses as a percentage of revenue was partially offset by the 29% increase in sales from our North American hospital sales force.

General and administrative expenses decreased as a percentage of net sales to 7.8% from 8.4% as we continue to leverage our personnel and maximize our information technology investments. General and administrative expenses increased $917,000 or 12.9% for the nine months ended June 30, 2002 compared to the nine months ended July 1, 2001. The change from the comparable prior period primarily reflects an increase in insurance premiums and litigation costs.

Research and development expenses decreased as a percentage of net sales to 8.3% from 8.7%. Research and development expenses increased $1.2 million or 16.6% for the nine months ended June 30, 2002 compared to the nine months ended July 1, 2001. This change reflects significant resources we have devoted to our new public access product, the ZOLL AED Plus, biphasic clinical trial studies, and increased investments in future product development.

Our effective tax rate decreased from 35% to 34% for the nine months ended June 30, 2002 as compared to the same period in fiscal 2001, reflecting continued emphasis on tax planning.


LIQUIDITY AND CAPITAL RESOURCES

Our total cash, cash equivalents and marketable securities increased $5.7 million for the nine months ended June 30, 2002. Our cash and cash equivalents at June 30, 2002 totaled $56.7 million compared with $45.3 million at September 30, 2001. In addition, we had marketable securities amounting to $10.5 million at June 30, 2002 in comparison to $16.2 million at September 30, 2001.

Cash provided by operating activities for the nine months ended June 30, 2002 increased $3.7 million as compared to the same period in fiscal year 2001. This increase is attributable to the improvement in earnings and an increase in accounts payable and accrued expenses, which were offset by a decrease in inventories. Accounts payable and accrued expenses increased due to timing of payments, increased inventory purchases towards the end of the quarter, and overall growth of the Company from the comparable period in the prior year. The increase in inventory was due in part to a temporary production issue experienced during the final week of the quarter resulting in our inability to ship orders for approximately 200 M-Series units by the end of our fiscal quarter.

Cash used for investing activities amounted to $830,000 during the nine months ended June 30, 2002 compared to net cash provided of $28.9 million during the nine months ended July 1, 2001. This reduction reflects fewer sales of marketable securities than in the same period a year ago.

Cash provided by financing activities was $561,000 for the nine months ended June 30, 2002 compared to $679,000 for the same period in fiscal year 2001. The change reflects a lower number of stock options exercised during the period.

We maintain a working capital line of credit with our bank. Under this working capital line, we may borrow on a demand basis. Currently, we may borrow up to $12.0 million at an interest rate equal to the bank's base rate. No borrowings were outstanding on this line at the end of the third quarter of fiscal 2002.

Our only material commitments consist of operating leases. Our total lease commitments are approximately $1.36 million, with $743,000 due in less than one year, $557,000 due in one to three years, and $61,000 due in four years.

We believe that the cash generated by operations and amounts available under our existing line of credit will be sufficient to meet our ongoing operating and capital expenditure requirements for the remainder of the fiscal year.

LEGAL AND REGULATORY AFFAIRS

In March 2002, Cardiac Science Inc. initiated a lawsuit against us asserting that we have infringed upon two patents owned by Cardiac Science. In July 2002, the United States District Court for the Central District of California issued a Finding of Fact and Conclusion of Law denying a motion by Cardiac Science to issue a preliminary injunction against our ZOLL AED Plus products. We, along with our legal counsel, believe we have meritorious defenses and are litigating the case vigorously though we cannot give assurance that the outcome of the litigation will be favorable to the Company.

We are also involved in the normal course of our business in various litigation matters and regulatory issues, including product recalls. Although we are unable to determine at the present time the exact amount of any impact in any pending matters, we believe that none of the pending matters will have an outcome material to our financial condition or business.

SAFE HARBOR STATEMENTS

Except for the historical information contained herein, the matters set forth herein are forward looking statements within the meaning of Section 27A of the Securities Act of 1933 as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are subject to certain risks and uncertainties that could cause actual results to differ materially from those set forth in the forward looking statements. Such risks and uncertainties include, but are not limited to: product demand and market acceptance risks, the effect of economic conditions, results of pending or future litigation, including the pending patent litigation related to our AED Plus products, the impact of competitive products and pricing, product development and commercialization, technological difficulties, the government regulatory environment and actions, trade environment, capacity and supply constraints or difficulties, the results of financing efforts, actual purchases under agreements, potential warranty issues, the effect of the Company's accounting policies, and those items set forth in the following section entitled "Risk Factors."


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

     A large percentage of our sales are made toward the end of each quarter. As a consequence, our quarterly financial results are often dependent on the receipt of large customer orders in the last weeks of a quarter. The absence of these large orders could cause us to fall short of our quarterly sales targets, which in turn could cause our stock price to decline sharply. As we grow in size, and these large orders are received closer to the end of a period, we may not be able to manufacture, test, and ship all orders in time to count as revenue for that quarter.

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

   RECURRING SALES OF ELECTRODES TO OUR CUSTOMERS MAY DECLINE

     We typically have recurring sales of electrodes to our customers. Other vendors have developed electrode adaptors which allow generic electrodes to be compatible with our defibrillators. If we are unable to continue to differentiate the superiority of our electrodes over these generic electrodes, our future revenue from the sale of electrodes could be reduced.

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

   IF WE FAIL TO COMPLY WITH APPLICABLE REGULATORY LAWS AND REGULATIONS, THE FDA AND OTHER FOREIGN REGULATORY AGENCIES COULD EXERCISE ANY OF THEIR REGULATORY POWERS, WHICH COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS

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

     If a foreign regulatory agency believes that the company may not be operating in compliance with their laws and regulations, they could prevent us from selling our products in their country, which could have a material adverse effect on our business.

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

   OUR INTERNATIONAL SALES EXPOSE OUR BUSINESS TO A VARIETY OF RISKS THAT COULD RESULT IN SIGNIFICANT FLUCTUATIONS IN OUR RESULTS OF OPERATIONS

     Approximately 25% of our sales for the nine months ended June 30, 2002 were made to foreign purchasers and we plan to increase the sale of our products to foreign purchasers in the future. As a result, a significant portion of our sales is and will continue to be subject to the risks of international business, including:

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

   OUR ABILITY TO SUCCESSFULLY DEFEND AGAINST ANY CURRENT OR FUTURE PATENT INFRINGEMENT LAWSUITS COULD HAVE AN ADVERSE EFFECT ON OUR BUSINESS

     There has been substantial litigation regarding patent and other intellectual property rights in the medical device industry. We have defended, are presently defending, and will likely continue to defend ourselves against claims and legal actions alleging infringement of the patent rights of others. Adverse determinations in any patent litigation could subject us to significant liabilities to third parties, could require us to seek licenses from third parties and could, if licenses are not available, prevent us from manufacturing, selling or using certain of our products, some of which could have a material adverse effect on the Company. Patent litigation can be costly and time-consuming. We expect our defense costs will be significant with regard to the existing patent infringement suit brought against us by Cardiac Science, Inc. We believe we have meritorious defenses and intend to litigate the Cardiac Science case vigorously, though we cannot give assurance that the outcome of litigation will be favorable to the Company.

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

   WE RELY HEAVILY ON SEVERAL EMPLOYEES WHO MAY LEAVE, AND IT MAY BE DIFFICULT TO RECRUIT EMPLOYEES

     Our future operating results will depend in part upon the contributions of the persons who will serve in senior management positions and the continued contributions of key technical personnel, some of who would be difficult to replace. Our future success will depend in part upon our ability to attract and retain highly qualified personnel, particularly product design engineers. It could be difficult and/or expensive to recruit and retain employees in a cost effective manner. There can be no assurance that such key personnel will remain in our employment or that we will be successful in hiring qualified personnel. Any loss of key personnel or the inability to hire or retain qualified personnel could have a material adverse effect on our business, financial condition and results of operations.

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

                           PART II. OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.

          In the course of normal operations the Company is involved in litigation arising from commercial disputes and claims of former employees and product liability claims, none of which management believes will not have a material effect on the Company's consolidated financial position or results of operations.

ITEM 2.   CHANGES IN SECURITIES.

          Not applicable.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.

          Not Applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

          Not Applicable

ITEM 5.   OTHER INFORMATION.

          Not Applicable.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a) Exhibits
          Not Applicable

          (b) Reports on Form 8-K.
          Not Applicable.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 14, 2002.


                                                        ZOLL MEDICAL CORPORATION
                                                                    (Registrant)


Date:   August 14, 2002               By: /s/ Richard A. Packer
                                          ------------------------------------
                                      Richard A. Packer, Chairman and Chief
                                      Executive Officer
                                      (Principal Executive Officer)



Date:   August 14, 2002               By: /s/ A.Ernest Whiton
                                         -------------------------------------
                                      A. Ernest Whiton, Vice President of
                                      Administration and Chief Financial Officer
                                      (Principal Financial and Accounting
                                      Officer)