Form 10-K
period 2002-09-29
ZOLL MEDICAL CORPORATION
filed 2002-12-30
CIK 887568

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(MARK ONE)

   [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED SEPTEMBER 29, 2002

                                       OR

   [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                   TO                 .
                               -----------------    ----------------

                         COMMISSION FILE NUMBER 0-20225

                            ZOLL MEDICAL CORPORATION
             (Exact name of registrant as specified in its charter)

               MASSACHUSETTS                                   04-2711626
      -------------------------------             ------------------------------------
      (State or other jurisdiction of             (I.R.S. Employer Identification No.)
       incorporation or organization)

32 SECOND AVENUE, BURLINGTON, MASSACHUSETTS                       01803
--------------------------------------------                    ----------
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

                          Common Stock, $.02 Par Value
                      ------------------------------------
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [X] No

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 29, 2002 was $290,267,674 based on a closing sales price of $38.40 per share as reported for the NASDAQ-composite transactions.

The number of shares of the registrant's classes of common stock outstanding, as of December 16, 2002 was 8,996,882.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 2002 Annual Report to Shareholders are incorporated by reference into Parts I, II and IV.

Portions of the definitive Proxy statement dated on or about January 06, 2003 to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held February 13, 2003 are incorporated by reference into
Part III.

PART I

ITEM 1. BUSINESS

OVERVIEW

      We design, manufacture and market an integrated line of proprietary, noninvasive cardiac resuscitation devices, our external defibrillators/pacemakers, as well as disposable electrodes and emergency medical system software data management solutions. Our cardiac resuscitation products are designed to improve survival rates from sudden cardiac arrest, which is a leading cause of death in the United States. Sudden cardiac arrest claims over 450,000 victims each year in the United States alone. For victims of sudden cardiac arrest, time is the most critical element for survival. According to the American Heart Association ("AHA"), more than 95% of victims of sudden cardiac arrest die, in many cases because life-saving defibrillators arrive on the scene too late, if at all.

      The importance of immediate treatment creates an annual worldwide market for external defibrillator products, which we estimate to have been approximately $757 million in 2002. We divide this market into three principal areas: the hospital, pre-hospital and public access defibrillation markets. The hospital market consists of doctors, nurses and other medical personnel who use defibrillators in hospital settings. The pre-hospital market consists of care providers such as paramedics, ambulance operators, emergency medical technicians, medically-trained firefighters, emergency medical personnel, and police. The public access market includes non-traditional providers such as security guards, factory staffs, and other non-medically trained personnel.

      Our main line of defibrillators is the M Series. M Series defibrillators are smaller and lighter than competitive products, making them easier to use, carry and transport. In fiscal 2000, we began shipping M Series defibrillators equipped with our proprietary biphasic waveform which provides improved defibrillation efficacy as compared to conventional monophasic waveforms. We have received clearance from the U.S. Food and Drug Administration, ("FDA"), to label our M Series defibrillators equipped with our biphasic waveform as being clinically superior to defibrillators with a monophasic waveform for particular uses. We are the only company to have received a claim of superiority on its biphasic waveform. We believe the clinical superiority of our biphasic waveform combined with product advantages including small size, light weight and relative ease-of-use offer compelling reasons for customers to choose our products.

      In October 2001, we introduced a new product line designed for critical care transport, the CCT ("Critical Care Transport"). Based on an M Series platform, this new model incorporates the same defibrillation and pacing technologies and general elements of the M Series design but adds significantly expanded monitoring, battery capacity, and display capability. A larger color display that shows three traces simultaneously combined with the addition of invasive blood pressure measurement capability and temperature monitoring expands the M Series application to a new segment of patients and fills a need that combines sophisticated monitoring with resuscitation devices.

      In March 2002, we introduced the AED Plus, a simplified, lower cost automated external defibrillator ("AED") designed for the infrequent user, and developed to assist the user in defibrillation and cardiopulmonary resuscitation ("CPR"). The device incorporates a number of unique and proprietary elements designed to better meet the needs of inexperienced rescuers and provides highly differentiated product positioning. The device includes a highly simplified graphical user interface, one-piece electrode pads, consumer battery operation and feedback to rescuers on CPR performance. The list price of our AED Plus is currently one of the lowest in the market for automatic external defibrillators.

OUR BUSINESS STRATEGY

      The cardiac resuscitation market is a large and growing market driven by a demonstrated and increasing clinical need. Our business strategy is to continue to gain an increased share in both the domestic and international markets by offering superior products and through strengthening our distribution. While we plan to increase our share in markets that we currently serve, we also seek future growth by entering into new markets with significant opportunities. We believe that the following elements of our strategy may provide current and longer-term growth to our business:

      - CONTINUE TO EXPAND SUCCESSFUL SALES OF M SERIES DEFIBRILLATORS. A major element of our business strategy is to capitalize on the success of the M Series defibrillators in order to increase our market share in the hospital and pre-hospital markets. To date, the M Series is our best selling defibrillator, representing more than 90% of our capital equipment device sales in fiscal 2002. We plan to increase our profits in this segment by doing the following:

            - selling additional monitoring and display capabilities on the M Series CCT such that in combination with its small size and weight the new feature set make it a likely substitute for a "transport monitor" because the defibrillator is integrated instead of a separate additionally carried device; and

            - expanding our presence in both the domestic and international markets by 1) hiring additional salespeople, 2) in international markets of a significant size and where our market share is low, move from selling through a distributor to selling direct, and 3) increasing distributor sales in emerging markets.

      - COMPETE IN PUBLIC SAFETY AND THE PUBLIC ACCESS DEFIBRILLATION MARKET WITH A WELL-DIFFERENTIATED DEVICE. We have brought to market the AED Plus, a device for the large and relatively untapped public access defibrillation market. Our device is relatively low-cost and easy to operate. We believe we will be able to leverage our experience selling to emergency medical services ("EMS") personnel in our efforts to sell our device to first responders such as police and fire departments. We also intend to market our device to other non-traditional providers of healthcare and have agreements with more than 100 independent distributors selling our device. In June 2002, we signed an exclusive multi-year distribution agreement with GE Medical Systems Information Technologies for the sale of our AED Plus to physicians' offices and clinics throughout the U.S. This partnership affords us an excellent opportunity to expand into a relatively un-penetrated market.

      - ESTABLISH A PRE-EMINENT CLINICAL POSITION IN BIPHASIC DEFIBRILLATION. We plan to capitalize on the industry-wide movement towards biphasic waveforms. We believe that this trend will give customers a compelling reason to replace their monophasic defibrillators with biphasic defibrillators. Thus, we expect that the size of the annual external defibrillator market will increase for the next few years. We are currently the only company to have received clearance from the FDA to label our biphasic defibrillators as clinically superior to monophasic defibrillators for particular uses. We believe that the demonstrated clinical superiority of our proprietary biphasic waveform will offer a significant reason for customers to choose our biphasic defibrillator over the biphasic defibrillators of our competitors.

      - SEEK ADDITIONAL GROWTH OPPORTUNITIES IN THE EMS DATA MANAGEMENT MARKET. We believe that the market for EMS data management solutions is significant and relatively un-penetrated. We are currently selling several products to this market. We have delivered an integrated dispatch, clinical information, data collection, data transfer, billing and quality assurance software solution for sale to the EMS market. We intend to leverage our existing relationships with purchasing decision-makers in this market to sell our data management solutions. We intend to expand the sale of our products into the public safety area. We believe our software solution will be differentiated by our ability to offer a complete data management solution that incorporates the clinical information collected by our defibrillators.

      - SEEK ADDITIONAL OPPORTUNITIES IN THE AREA OF RESUSCITATION. We believe there are additional untapped opportunities in the area of resuscitation outside of our core business. We plan to broaden our product offering beyond the "shock" in the future. This may include investing in the securities of other companies and participating in joint venture agreements. Additionally, we have made investments in Lifecor, Inc., a manufacturer of a wearable defibrillator. With our extensive and experienced sales organization, this product can potentially expand our sales into other markets.

OVERVIEW OF SUDDEN CARDIAC ARREST AND RESUSCITATION THERAPIES

      Sudden cardiac death results from the un-resuscitated, sudden, abrupt loss or disruption of heart function. This loss of heart function, also known as sudden cardiac arrest, is caused by the heart beating too rapidly and/or chaotically. The Center for Disease Control estimates deaths from sudden cardiac arrest at 460,000 per year, making it a leading cause of death in the United States. According to the AHA, early defibrillation is the single most critical factor in rescuing a victim of sudden cardiac arrest. Each minute of delay in returning the heart to its normal pattern of beating decreases the chance of survival by 7% to 10%.

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

      The only accepted treatment for ventricular fibrillation is defibrillation, in which a powerful electric shock is delivered to the heart to stop the fibrillation and permit the return of coordinated cardiac contractions. In emergency situations, external defibrillation has conventionally been administered through hand-held paddles placed on the patient's chest. However, external defibrillation can also be administered through disposable adhesive electrodes, which we believe are safer and easier to use than paddles.

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

OUR CARDIAC RESUSCITATION PRODUCTS

      M SERIES DEFIBRILLATORS

      The M Series is a line of defibrillators for both the hospital and pre-hospital markets. For fiscal 2002, our M Series defibrillators represented over 90% of our capital equipment device sales. The M Series defibrillator is our best selling product to date and has been selected as the standard device in such places as The Mayo Clinic, Scripps Health System, The Johns Hopkins Hospitals and the White House. We believe the clinical superiority of our biphasic waveform combined with product advantages including portability, ease-of-use and the vivid screen display offer compelling reasons for customers to choose our M Series defibrillators. Our M Series is a standardized platform that allows for expandable features. As a result, we believe that this will help maximize customer retention by reducing the need for operator retraining and enhancing operator confidence.

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

      - PULSE OXIMETRY. Pulse oximeters determine the oxygen saturation levels in blood, allowing a rapid identification of potential problems in the cardiopulmonary system. Since pulse oximeters can help detect the onset of cardiovascular incidents, pulse oximetry is now widely used in both hospital and pre-hospital settings when monitoring patients' vital signs. While conventional pulse oximeters do not perform well during patient motion or in intense light, we use Masimo Corporation's patented technology that is designed to overcome these technical problems. We received 510(k) clearance to incorporate this pulse oximetry technology into our M Series defibrillators in March 1999. The pulse oximetry technology adds a new monitoring parameter that is essential during the transport and monitoring of critical patients. We purchase circuit boards and sensors from Masimo Corporation. We have a non-exclusive license to use the patented technology incorporated in these parts that we then incorporate into our products.

      - CAPNOGRAPHY. Capnography, also known as EtCO(2), is the measurement of the amount of carbon dioxide being exhaled, allowing for rapid identification of potential problems in the cardio-pulmonary system. We purchase circuit boards and sensors from Novametrix Medical Systems Inc. to provide this feature and received 510(k) clearance to incorporate EtCO(2) into our M Series defibrillators in March 2000.

      - NONINVASIVE BLOOD PRESSURE MEASUREMENT. We developed a noninvasive blood pressure measurement capability, also known as NIBP, and integrated it into our M Series defibrillators. We purchase circuit boards, hoses and cuffs from another medical company to provide this feature. We received 510(k) clearance to incorporate NIBP into our M Series defibrillators and began shipments in December 2000.

      CRITICAL CARE TRANSPORT (CCT) DEFIBRILLATORS

      In October 2001, we introduced our newest M Series model that has been designed for critical care transport, the CCT. Based on an M Series platform, this new model incorporates the same defibrillation and pacing technologies and general elements of the M Series design but adds significantly expanded monitoring, battery capacity, and display capability. A larger color display that shows three traces simultaneously combined with the addition of invasive pressure measurement capability and temperature monitoring expands the M Series application to a new segment of patients.

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

      AED PLUS DEFIBRILLATORS

In March 2002, we introduced a new automated external defibrillator, called the AED Plus, designed for the public safety, first responder and public access segments of the defibrillator market. This product is a simplified device designed for infrequent use and incorporates new features to assist rescuers in administering defibrillation and CPR. In addition to the device, we also introduced a new and unique one-piece long shelf life electrode system called CPR-D Padz as a key accessory to the device. The device and electrode system incorporate a unique CPR feedback system that helps rescuers perform CPR according to the AHA and the European Resuscitation Council ("ERC") guidelines. Other unique features include an LCD display that can be configured to display the ECG, a highly graphical interface to remind rescuers how to use the device properly, use of consumer lithium batteries for power available locally and at low cost, and the incorporation of an Infrared Data Association(R) compliant communications system for managing data collected during use of the device that is required for medical control. Support products added at the time of introduction include a training unit that mimics the device's operation and is used to teach early defibrillation and CPR skills, simulators to demonstrate and test operation of the unit, carry cases, wall boxes and training materials. We received 510(k) clearance for the AED Plus defibrillator in March 2002.

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

      Biphasic waveforms are the first major advance in defibrillation technology since the current monophasic waveform was adopted in the early 1960's. Although there have been feature enhancements that make new monophasic defibrillators easier to use and maintain, they have not proven to make defibrillators more clinically effective or safer and thus have not rendered the older models obsolete. At present, users generally replace existing defibrillators for mechanical and other reasons unrelated to any clinical superiority of a new defibrillator. Based on our sales and marketing experience, we estimate that hospital users replace defibrillators after approximately seven to ten years of service. In light of the demonstrated clinical superiority of biphasic technology, however, we believe that the introduction of biphasic waveforms could accelerate the replacement of the large installed base of monophasic defibrillators. We believe this accelerated replacement will increase the size of the market for our defibrillators.

      OUR BIPHASIC WAVEFORM

      Our primary competitors offer biphasic waveforms using the same general shape. We have developed a uniquely shaped biphasic waveform, however, which achieves higher efficacy at lower current levels than monophasic waveforms. Our new biphasic waveform reduces the heart's exposure to high peak current. In addition, our biphasic waveform keeps the waveform shape and duration constant over a wide range of patients whose differing physiologies impact the conduction of current.

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

      We are currently conducting two out-of-hospital clinical trials comparing the efficacy of our biphasic waveform to conventional monophasic waveforms. One study is complete and a manuscript is being completed for publication submission. The second study is expected to be completed during fiscal year 2003.

      Our M Series defibrillator equipped with our biphasic waveform is the only device cleared by the FDA to be labeled clinically superior to monophasic defibrillators for conversion of ventricular fibrillation in high-impedance patients, those patients who are difficult to defibrillate, and for cardioversion of all atrial fibrillation patients. We therefore believe that our proprietary biphasic waveform is superior to the biphasic waveform utilized by any of our competitors. We believe that our proprietary biphasic waveform will offer compelling clinical benefits that should give customers a reason to choose our biphasic defibrillators over those of our competitors.

      We have received seven U.S. patents covering various aspects of our novel biphasic waveform technology. Several corresponding foreign patents are still pending.

      DISPOSABLE ELECTRODES

      We offer a variety of single-patient-use, proprietary disposable electrodes for use with our resuscitation devices. Among our primary competitors, we are the only company to engineer and manufacture our own electrodes. We have continually innovated and upgraded our electrode product line, including the pro-padz(TM) Biphasic Multi-function Electrodes specifically designed for use with the ZOLL Rectilinear Biphasic waveform for cardioversion of atrial fibrillation. In fiscal 2002, we introduced, in conjunction with our AED Plus defibrillator, the unique one-piece CPR-D electrode, which provides feedback on the quality of CPR compressions. Our margins for electrodes are generally higher than our margins for devices. We hope to sell more disposable electrodes in the future as more customers recognize the benefits of electrodes, which are safer for an operator of a defibrillator than traditional paddles. Another factor that might lead to higher electrode sales is the use of interpretive algorithms for automated defibrillation. The monitoring required to assess the patient's condition can only be achieved with electrodes and not with the traditional defibrillation paddles. Additionally, the use of automated external defibrillators in non-medical settings and the CPR-D electrode introduced with the AED Plus will also contribute to our electrode revenues in the future.

      OTHER EXTERNAL DEFIBRILLATORS/PACEMAKERS

      We also manufacture and sell five other older product models of portable and stand-alone defibrillator/pacemakers with advisory capability, semi-automatic and manual operation as well as ancillary accessories and chargers.

OUR CURRENT MARKET

      We divide our market for noninvasive cardiac resuscitation equipment into three principal customer categories: North American hospital, North American pre-hospital, which consists of a public safety segment and a public access segment, and International. The pre-hospital public safety segment consists of care providers such as paramedics, ambulance operators, emergency medical technicians, firefighters, police and other first response personnel with responsibilities for public safety. The pre-hospital public access segment includes non-traditional responders to medical emergencies who have been trained to use automated external defibrillators. This would include security personnel, staffs in occupational settings, school personnel, and office staff. The International segment includes both hospital and pre-hospital customers outside of North America. We estimate that the size of the worldwide market for external defibrillator products was approximately $757 million in 2002.

      North American Hospital Market. The U.S. hospital market consists of approximately 6,000 acute care community hospitals and 1,000 additional hospitals. Presently, ZOLL defibrillators are used extensively in the top 30 cardiac hospitals in the United States as listed by U.S. News and World Report in July 2002.

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

      We believe that the M Series defibrillators have positioned us very well competitively in the U.S. hospital market. In addition, the CCT contributed to growth in our hospital sales during the year. Our growth in the hospital market was 31% in fiscal 2002, while we believe the hospital market only grew at about a rate of 8 - 10%. We think growth will continue as we sell our products into smaller hospitals, gain share in national accounts and continue to see users adopt biphasic defibrillation and cardioversion technology.

      North American Pre-hospital Market. Most sudden cardiac arrests and heart attacks occur outside of the hospital. Due to the importance of immediate treatment, there is a substantial market for portable cardiac resuscitation equipment designed for use by various emergency responders. The most highly trained segment of the pre-hospital market is comprised of paramedics, who are authorized and trained to use defibrillators to treat sudden cardiac arrest. In addition, paramedics are becoming increasingly aware of external pacing as a standard of care for the treatment of bradycardia. We believe the use of combination pacemakers/defibrillators will become more widespread in the pre-hospital setting. Paramedics are also able to use more advanced diagnostics, such as diagnostic 12 lead. Emergency medical technicians, who are authorized to use automated external defibrillators, comprise a significant portion of the potential pre-hospital market as well.

      We believe the opportunity for growth in the under penetrated pre-hospital market encompassing public safety responders and vehicles is large. Presently, we believe that less than 70% of the estimated 35,000 ambulances in the United States are equipped with defibrillators. We believe that the percentage of ambulances equipped with defibrillators will grow, and that ambulances and other first response emergency vehicles will represent an increasingly important market for cardiac resuscitation equipment as the medical community places increased priority on providing such equipment and the necessary training to all first responders. We believe that as ambulances and other first responder emergency vehicles replace their older defibrillators with newer units, they will include additional monitoring parameters which we are positioned to capitalize upon.

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

      - External pacing is used much less frequently in Europe and other parts of the world than it is in the United States, but many countries are beginning to implement cardiac life support protocols which incorporate external pacing as a standard component. Because most international defibrillators do not presently feature external pacing, the move to defibrillators with external pacing could drive the international demand for defibrillators. Our M Series defibrillators include external pacing.

      - The market for public access defibrillation is rapidly growing in Europe and Australia as the governments of these regions have begun to lessen the restrictions on physician only administration of defibrillation. As other international markets begin to follow, there will be additional opportunities for government driven programs.

      We believe that we are positioned to take advantage of the growth in the international market for defibrillators, based on the continued success of the M Series defibrillators, our superior biphasic waveform, the multiple language and other capabilities of the M Series defibrillators, and our new public access defibrillator, the AED Plus.

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

OUR MARKET OPPORTUNITIES

      PUBLIC ACCESS DEFIBRILLATION USING AEDS

      Of the 460,000 deaths each year from sudden cardiac arrest in the United States the majority occur in places other than hospitals. Most occur at home and up to a quarter occur in public places. Placing simplified automated external defibrillators, like the AED Plus, in the hands of designated first responders who can rapidly administer defibrillation is the most practical strategy to save lives since immediate defibrillation results in nearly 100% survival. In contrast, a delay of 4-5 minutes decreases survival to 15-40% and a delay of 10 minutes results in death 95% of the time.

       With a growing understanding of this major public health problem in the United States and most developed countries, initiatives on many fronts across the world are underway to encourage the widespread deployment of defibrillators. The public access segment of the market is rapidly expanding. Sales of defibrillators for public access applications in 2002 have been estimated at over $100 million and are projected to exceed over $600 million by 2006. We believe this trend will continue since there is no other effective treatment for sudden cardiac arrest other than defibrillation, and the capacity of public safety services to shorten response times from their current average of 8-15 minutes will always be limited.

      The passage of Federal and State Good Samaritan legislation increases the likelihood that non-medically trained personnel will be providing care to victims of sudden cardiac arrest. The AHA and virtually all corresponding international organizations have established programs to bring early defibrillation to the community. Early defibrillation is included in the AHA CPR training for all healthcare personnel and some laypersons. In the U.S., recent governmental activity and recommendations about AEDs include the passage of the Cardiac Arrest Survival Act in November 2000, which encourages the placement of AEDs in federal buildings around the nation. The Rural Access to Emergency Devices Act, also signed into law in November 2000, authorized $25 million in federal funds over three years which could help rural communities purchase AEDs and provide training on how to use them. In September 2001, the Office of Management and Budget (OMB) asked the Occupational Safety and Health Administration (OSHA) to consider whether promotion of AEDs should be elevated to a priority. In response, OSHA, in December 2001, issued a technical information bulletin encouraging employers to consider making AEDs available in the workplace. OSHA stated that 13% of workplace fatalities in 1999 and 2000 were due to sudden cardiac arrest. The Community Access Emergency Defibrillation Act of 2001 was incorporated into the Public Health Security and Bioterrorism Preparedness and Response Act of 2002, and was signed into law on June 12, 2002. This law, provides $5 million in Federal fiscal 2002, $30 million in Federal fiscal 2003, and undetermined amounts for years 2004 through 2006 for the development and implementation of public access defibrillation programs and demonstration projects to States and Indian tribes. These grants to States would include purchasing AEDs, providing AED and basic life support training, and providing information to community members about the PAD program funded by the grants. Two states have already passed legislation requiring defibrillators in their schools. We believe that these developments, together with the introduction of AEDs in highly visible places, will lead to a larger market for AEDs. We estimate that in calendar year 2003 the market for low-cost AEDs is expected to total $160 to $180 million.

      We are using a direct sales force to sell our AEDs to the public safety market and a mix of alternate distribution, including direct staff, distributors, and manufacturers' representatives, in those markets that are too small to support a direct sales force. In addition, we expect that this market can be serviced by other alternative distribution methods, such as e-commerce, that can supplement and reduce our need for an expensive sales force.

      In June 2002, we signed an exclusive multi-year distribution agreement with GE Medical Systems Information Technologies for the sale of our AED Plus to physicians' offices and clinics throughout the U.S. This partnership affords us an excellent opportunity to expand into a relatively un-penetrated market.

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

COMPETITION

      Our principal competitors in the United States are Physio-Control Corporation and Royal Phillips Electronics. Physio-Control is a subsidiary of Medtronic, Inc., a leading medical technology company. Both Physio-Control and Phillips compete across our entire defibrillator product line. We also compete with Medical Research Labs, Inc., and Cardiac Science, Inc. in specific geographic areas and markets as well as other smaller companies. In the international market we compete with Physio-Control and Phillips, as well as approximately 12 other companies depending upon the country. Physio-Control is generally the market leader in the industry.

      We believe that the principal competitive factors in the hospital market for cardiac resuscitation equipment are clinical efficacy, reliability, portability, ease-of-use and standardization. In the pre-hospital market, in addition to the foregoing considerations, durability, a reliable battery system, and availability of 12 lead ECG capabilities are significant competitive factors. We believe that our products compete favorably with respect to each of these factors. Noninvasive temporary pacemakers and external defibrillators, such as those we sell, are used in emergency situations and, accordingly, do not compete with permanent, implantable pacemakers or defibrillators that are used to treat chronic arrhythmias. In fact, the products are complementary, because emergency cardiac resuscitation is often required during the implantation of a permanent device. We believe that the principal competitive factors in the AED PAD market are the ability to enable rescuers to respond more rapidly and effectively, having a single electrode pad that is easy to position on the victim's body, and using off-the-shelf affordable consumer batteries. Our AED Plus competes favorably with respect to each of these factors.

      The business of developing and marketing software for data collection, billing and management in the EMS market is competitive. Competitors in this business include Healthware Technologies, Inc., Tritech Software Systems, Sweet Computer Services, Inc., RAM Software Systems, Inc., Intergraph Corporation and AmbPac, Inc. None of these competitors currently have a product that provides an integrated solution comparable to the RescueNet(TM) products.

RESEARCH AND DEVELOPMENT

      Our research and development strategy is to improve and expand our product line through the application of our proprietary technology to both devices and electrodes. We pursue a multi-disciplinary approach to product design. We are currently focusing our research and development program in mechanical, software, electronic and biomedical engineering, including both digital (microprocessor) and analog (high voltage) design. In addition, we are continuing our work on the development of RescueNet(TM) products.

MANUFACTURING

      Our manufacturing facilities are located in Burlington, Massachusetts and Pawtucket, Rhode Island. In Burlington, we generally assemble our devices from components produced to our specifications by our suppliers. In Rhode Island, we manufacture our electrode products.

PATENTS AND PROPRIETARY INFORMATION

      Seven U.S. patents have now been issued covering various aspects of our unique biphasic waveform technology. Several corresponding foreign patents relating to this waveform technology are still pending.

      We have filed several U.S. and foreign patent applications covering novel technology related to our pacing and defibrillation electrodes, which are still pending. These patents supplement other electrode patents issued in the United States, Europe and Japan. During 2002, we filed several U.S. patent applications for our new AED Plus defibrillator, which are also pending.

      A number of U.S. and foreign patents covering technologies incorporated into our other products have been issued.

EMPLOYEES

      As of September 29, 2002, we employed 708 people on a full-time basis, 656 in the United States and 52 internationally. We also employed 25 part-time employees. None of our employees are subject to collective bargaining agreements. We believe that our relations with our employees are excellent.

MARKETING AND SALES

      We use a direct sales force in the United States, split into dedicated groups, focused on the hospital, pre-hospital, and public access markets. We sell our RescueNet(TM) products through a separate dedicated sales force. In the United States, we currently have 60 sales representatives and managers calling on hospitals, 59 calling on pre-hospital accounts, 6 calling on public access accounts (both direct customers and distributors), and 6 selling our data management products. Internationally, we have 10 sales representatives in Canada, 6 in the United Kingdom, 1 in the Netherlands, 5 in France, 7 in Australia, and 6 in Germany, and 6 international territory managers handling our sales where we sell through local distributors.

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

      We are also subject to regulation in each of the foreign countries in which we sell our products. Many of the regulations applicable to our products in such countries are similar to those of the FDA., The national health or social security organizations of certain countries require our products to be qualified before they can be marketed in those countries.

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

      There are a number of smaller competitors in the United States, which include MRL and Cardiac Science, Inc. It is possible the market may embrace these competitor's products which could negatively impact our market share.

      In addition to external defibrillation and external pacing with cardiac resuscitation equipment, it is possible that other alternative therapeutic approaches to the treatment of sudden cardiac arrest may be developed. These alternative therapies or approaches, including pharmaceutical or other alternatives, could prove to be superior to our products.

      There is significant competition in the business of developing and marketing software for data collection, billing and data management in the emergency medical system market. Our principal competitors in this business include Healthware Technologies, Inc., Tritech Software Systems, Inc., Sweet Computer Services, Inc., RAM Software Systems, Inc., Intergraph Corporation and AmbPac, Inc., some of which have greater financial, technical, research and development and marketing resources than we do. Because the barriers to entry in this business are relatively low, additional competitors may easily enter this market in the future. It is possible that systems developed by competitors could be superior to our data management system. Consequently, our ability to sell our data management system could be materially impacted and our financial results could be materially and adversely affected.

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

      -     temporary manufacturing disruptions;

      - regulatory actions, including actions taken by the FDA or similar agencies; and

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

      THE AED PAD BUSINESS IS NEW TO US. IF WE ARE NOT SUCCESSFUL IN ENTERING THIS BUSINESS SEGMENT, OUR OPERATING RESULTS MAY BE AFFECTED.

      The PAD market is a new market for us and has many new dynamics. This market involves many new types of non-traditional healthcare distributors, and the efficiency of these distributors may not be as robust as we expect. Payment from these distributors for products they purchase from us may be questionable if these distributors are unable to sell the product on to end users. These new types of distributors may present credit risks since they may not be well established and may not have the necessary business volumes. In addition, we may not be successful in gaining market acceptance of our AED Plus into alternative PAD markets if our PAD

      Distributors are not successful. Also, our focus upon the PAD market may distract our operations from our core M Series business. All of these items could cause our operating results to be unfavorably impacted.


      WE MAY BE REQUIRED TO IMPLEMENT A COSTLY PRODUCT RECALL

      In the event that any of our products proves to be defective, we can voluntarily recall, or the FDA could require us to redesign or implement a recall of, any of our products. Both our competitors and we have voluntarily recalled products in the past, and based on this experience, we believe that future recalls could result in significant costs to us and significant adverse publicity, which could harm our ability to market our products in the future. Though it is not possible to quantify the economic impact of a recall, it could have a material adverse effect on our business, financial condition and results of operations. For example, on December 15, 2002, we initiated a recall of approximately 5,000 AED Plus units to correct a potential fault that can occur during its operation. We are currently supplying to our customers new software which, when installed, fully eliminates the potential for this fault to occur. The cost of implementing this corrective action is currently estimated to be less than $200,000.

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

      - there are proposed and existing laws and regulations in domestic and international markets regulating pricing and profitability of companies in the health care industry; and

      - there have been initiatives by third party payers to challenge the prices charged for medical products which could affect our ability to sell products on a competitive basis.

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

      For example, as the current economic climate in the U.S. continues to soften, many States are experiencing deficits and shortfalls of revenue to cover expenditures. As a result, states may cut their spending and support for capital equipment purchase for the many State-supported EMS services. If this occurs, we may experience slower than expected sales growth in this customer segment.

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

      WE MAY EXPERIENCE SHORT TERM OPERATING FLUCTUATIONS AS WE CONTINUE TO INTRODUCE OUR BIPHASIC TECHNOLOGY

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

      OUR DEPENDENCE ON SOLE AND SINGLE SOURCE SUPPLIERS EXPOSES US TO SUPPLY INTERRUPTIONS AND MANUFACTURING DELAYS CAUSED BY FAULTY COMPONENTS THAT COULD RESULT IN PRODUCT DELIVERY DELAYS AND SUBSTANTIAL COSTS TO REDESIGN OUR PRODUCTS

      Although we use many standard parts and components for our products, some key components are purchased from sole or single source vendors for which alternative sources at present are not readily available. For example, we currently purchase proprietary components, including capacitors, display screens, gate arrays and integrated circuits, for which there are no direct substitutes. Our inability to obtain sufficient quantities of these components as well as our limited ability to deal with faulty components may result in future delays or reductions in product shipments which could cause a fluctuation in our results of operations.

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

      FAILURE TO PRODUCE NEW PRODUCTS OR OBTAIN MARKET ACCEPTANCE FOR OUR NEW PRODUCTS IN A TIMELY MANNER COULD HARM OUR BUSINESS

      Because substantially all of our revenue comes from the sale of cardiac resuscitation devices and related products, our financial performance will depend upon market acceptance of, and our ability to deliver and support, new products. We cannot be assured that we will be able to produce viable products in the time frames we currently estimate. Factors which could cause delay in these schedules or even cancellation of our projects to produce and market these new products include: research and development delays, the actions of our competitors producing competing products and the actions of other parties who may provide alternative therapies or solutions which could reduce or eliminate the markets for pending products.

      The degree of market acceptance of any of our products will depend on a number of factors, including:

      - our ability to develop and introduce new products in a timely manner;

      -     our ability to successfully implement new product technologies;

      - the market's readiness to accept new products such as our data management products;

      - the standardization of an automated platform for data management systems;

      - the clinical efficacy of our products and the outcome of clinical trials;

      -     the ability to obtain timely regulatory approval for new products;
            and

      - the prices of our products compared to the prices of our competitors' products.

      If our new products do not achieve market acceptance, our financial performance could be adversely affected.

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

      Every company that manufactures or assembles medical devices is required to register with the FDA and to adhere to certain quality systems, which regulate the manufacture of medical devices and prescribe record keeping procedures and provide for the routine inspection of facilities for compliance with such regulations. The FDA also has broad regulatory powers in the areas of clinical testing, marketing and advertising of medical devices. To ensure that manufacturers adhere to good manufacturing practices, medical device manufacturers are routinely subject to periodic inspections by the FDA. If the FDA believes that a company may not be operating in compliance with applicable laws and regulations, it could take any of the following actions:

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

      WE HAVE LICENSED OUR BIPHASIC TECHNOLOGY TO GE MEDICAL SYSTEMS INFORMATION TECHNOLOGIES

      In 2001, we entered into a five-year license agreement with GE Medical Systems Information Technologies that permits GE to incorporate our patented biphasic waveform technology into their defibrillator and monitoring systems. At this time GE has taken only limited action to incorporate our technology into their products. However, GE has significantly greater resources than we do. If they bring our technology to market, it could impact our ability to market and sell our products, potentially lowering our revenues.

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

      Many of the customers in the pre-hospital market consist of municipal fire and emergency medical systems departments. As a result, there are numerous decision-makers and governmental procedures in the decision-making process. In addition, decisions at hospitals concerning the purchase of new medical devices are sometimes made on a department-by-department basis. Accordingly, we believe the purchasing decisions of many of our customers may be characterized by long decision-making processes, which have resulted in and may continue to result in long sales cycles for our products. For example, the sales cycles for cardiac resuscitation products typically have been between six and nine months, although some sales efforts have taken as long as two years.

      OUR INTERNATIONAL SALES EXPOSE OUR BUSINESS TO A VARIETY OF RISKS THAT COULD RESULT IN SIGNIFICANT FLUCTUATIONS IN OUR RESULTS OF OPERATIONS

      Approximately 26% of our sales for the year ended September 29, 2002 were made to foreign purchasers and we plan to increase the sale of our products to foreign purchasers in the future. As a result, a significant portion of our sales is and will continue to be subject to the risks of international business, including:

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

      Our success will depend in part on our ability to obtain and maintain patent protection for our products, methods, processes and other technologies, to preserve our trade secrets and to operate without infringing the proprietary rights of third parties. To date, we have been issued 23 U.S. patents for our various inventions and technologies. Additional patent applications have been filed with the U.S. Patent and Trademark Office and are currently pending. The patents that have been granted to us are for a definitive period of time and will expire. We have filed certain corresponding foreign patent applications and intend to file additional foreign and U.S. patent applications as appropriate. We cannot be assured as to:

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

      - prevented from practicing the subject matter claimed in those patents; or

      -     required to pay damages.

      There has been substantial litigation regarding patent and other intellectual property rights in the medical device industry. Litigation or administrative proceedings, including interference proceedings before the U.S. Patent and Trademark Office, related to intellectual property rights could be brought against us or be initiated by us. Adverse determinations in any patent litigation could subject us to significant liabilities to third parties, could require us to seek licenses from third parties and could, if licenses are not available, prevent us from manufacturing, selling or using certain of our products, some of which could have a material adverse effect on the Company. In addition, the costs of any such proceedings may be substantial whether or not we are successful. For example in fiscal 2002, we spent significant amounts in legal costs responding to a lawsuit filed by Cardiac Science, Inc.'s alleging patent infringement.

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

      OUR CURRENT AND FUTURE INVESTMENTS MAY LOSE VALUE IN THE FUTURE

      We have made a $3.5 million investment in LifeCor, Inc., a development stage company and have agreed in certain circumstances to invest another $1.5 million. In addition, we may in the future invest in the securities of other companies and participate in joint venture agreements. This investment and future investments are subject to the risks that the entities in which we invest will become bankrupt or lose money. Investing in securities involves risks and no assurance can be made as to the profitability of any investment. Our inability to identify profitable investments could adversely affect our financial condition and results of operations. Unless we hold a majority position in an investment or joint venture, we will not be able to control all of the activities of the companies in which we invest or the joint ventures in which we are participating. Because of this, such entities may take actions against our wishes and not in furtherance of, and even opposed to, our business plans and objectives. These investments are also subject to the risk of impasse if no one party exercises ultimate control over the business decisions.

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

ITEM 3. LEGAL PROCEEDINGS

In March 2002, Cardiac Science Inc. initiated a lawsuit against us asserting that we infringed upon two patents owned by Cardiac Science. On November 25, 2002, we announced a settlement of that lawsuit. The settlement includes the cross-licensing of a number of patents between us and Cardiac Science, Inc. We will pay an initial licensing fee and certain ongoing royalties to Cardiac Science, Inc. These amounts will not have a material impact on the consolidated financial position and results of operations of the Company.

We are also involved in the normal course of our business in various litigation matters and regulatory issues, including product recalls. Although we are unable to quantify at the present time the exact financial impact in any pending matters, we believe that none of the pending matters will have an outcome material to our financial condition or business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.

EXECUTIVE OFFICERS OF REGISTRANT

NAME                  AGE                       POSITION
----                  ---                       --------
Richard A. Packer     45     Chairman, Chief Executive Officer and President
A. Ernest Whiton      41     Vice President of Administration and Chief Financial Officer
Steven K. Flora       51     Vice President, North American Sales
E.J. Jones            60     Vice President, International Sales
Donald R. Boucher     50     Vice President, Research and Development
Ward M. Hamilton      55     Vice President, Marketing
John P. Bergeron      51     Vice President and Corporate Treasurer
Edward T. Dunn        49     Vice President, Operations

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

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The information regarding the market price of Common Stock appearing under the caption "Market for Registrant's Common Equity and Related Stockholder Matters" on page 27 of the Company's 2002 Annual Report ("Annual Report") is incorporated herein by reference.

The Company has never declared or paid cash dividends on its capital stock. The Company currently intends to retain any future earnings to finance the growth and development of its business and therefore does not anticipate paying any cash dividends in the foreseeable future.

As of September 29, 2002, there were 97 stockholders of record of the Company's Common Stock. The Company believes there were substantially in excess of 5,000 beneficial holders of the Common Stock.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 9 through 13 of the Annual Report is incorporated herein by reference and should be read in conjunction with "Business" (Item 1) and "Selected Consolidated Financial Data" (Item 6).

During the normal course of our business, we are also involved in regulatory compliance activities, including product recalls. For example, on December 15, 2002, we initiated a recall of approximately 5,000 AED Plus units to correct a potential fault that can occur during its operation. We are currently supplying to our customers new software which, when installed, fully eliminates the potential for this fault to occur. The cost of implementing this corrective action is currently estimated to be less than $200,000.

Except for the historical information contained herein and the above referenced "Management's Discussion and Analysis of Financial Condition and Results of Operations," the matters set forth herein and herein are forward looking statements within the meaning of Section 27A of the Securities Act of 1933 as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements set forth our current view with respect to future events and are based on assumptions and are subject to certain risks and uncertainties that could cause actual results to differ materially from those set forth in the forward looking statements. Such risks and uncertainties include, but are not limited to those risks and uncertainties set forth above under "Risk Factors".

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

We have international offices in Canada, United Kingdom, Netherlands, France, Germany, and Australia. These subsidiaries transact business in their functional or foreign currency. Therefore, we are exposed to foreign currency exchange risks and fluctuations in foreign currencies, along with economic and political instability in the foreign countries in which we operate, all of which could adversely impact our results of operations and financial condition. Due to the current size of the subsidiaries, we currently do not use forward contracts or other instruments to reduce our exposure to exchange rate fluctuations from accounts receivable and accounts payable and intercompany accounts receivable and intercompany accounts payable denominated in foreign currencies. Accordingly, we may experience economic loss and a negative impact on earnings and equity as a result of foreign currency exchange rate fluctuations. As we continue to expand our operations outside of the United States, our exposure to fluctuations in currency exchange rates could increase and we may begin to use forward contracts or other instruments to reduce our exposure.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements, Notes thereto, Independent Auditors Report and Quarterly Financial Data (Unaudited) on pages 14 through 26 of the Annual Report and listed below in Item 14 are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information appearing in our Proxy Statement for our 2003 Annual Meeting of Stockholders (the "Proxy Statement") under the caption "Proposal I - Election of a Class of Directors" is incorporated herein by reference. Information regarding Executive Officers of the Company called for by Item 10 is set forth at the end of Part I of this Report under the caption "Executive Officers of Registrant."

ITEM 11. EXECUTIVE COMPENSATION

The information appearing in the Proxy Statement under the captions "Proposal I
- Election of a Class of Directors" and "Executive Compensation" is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information appearing in the Proxy Statement under the captions "Proposal I
- Election of a Class of Directors" and "Other Matters - Principal Stockholders" is incorporated herein by reference.

                      Equity Compensation Plan Information

                                                                                                      Number of securities remaining
                                     Number of securities to be                                       available for future issuance
                                      issued upon exercise of          Weighted-average exercise     under equity compensation plans
                                   outstanding options, warrants,    price of outstanding options,   (excluding securities reflected
          Plan Category                      and rights                   warrants and rights                  in column a)
          -------------            ------------------------------    -----------------------------   -------------------------------
Equity compensation plans
approved by security holders                  1,144,000                          $31.91                           388,000

Equity compensation plans not
approved by security holders                          0                               0                                 0
                                              ---------                          ------                           -------
              Total                           1,144,000                          $31.91                           388,000
                                              =========                          ======                           =======

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information appearing in the Proxy Statement under the captions "Proposal I
- Election of a Class of Directors" and "Certain Relationships" is incorporated herein by reference.

ITEM 14. CONTROLS AND PROCEDURES

As of September 29, 2002, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective as of September 29, 2002. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to September 29, 2002.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

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

  (a)(3) The following is a complete list of Exhibits filed or incorporated by reference as part of this Report:

    3.1     Restated Articles of Organization.**

    3.2     Amended and Restated By-laws.**

    3.3     Shareholders Rights Plan*****

   10.1     2001 Stock option Plan  *

   10.2     1992 Stock Option Plan.**

   10.3     1983 Incentive Stock Option Plan, as amended and restated February
            6, 1990.**

   10.4 Revolving Loan and Security Agreement dated March 9, 1992 between the Company and Brown Brothers Harriman & Co.**

   10.5.1 License Agreement dated as of November 21, 1984 between the Company and S&W Medico Teknik A/S.**

   10.5.2   License Agreement dated as of April 8, 1987 between the Company and
            S&W Medico Teknik A/S.**

   10.5.3   Amendment to License Agreement dated January 1, 1990 between the
            Company and S&W Medico Teknik A/S.**

   10.6     Stock Purchase Agreement dated July 1, 1985, as amended as of May
            24, 1991, among the Company and certain purchasers of the Company's
            Common Stock and Preferred Stock.**

   10.8     Distributorship Agreement dated as of June 15, 1992 between the
            Company and Fukuda Denshi Co., Ltd.**

   10.10    Employment Agreement dated July 19, 1996 between the Company and
            Richard A. Packer regarding Mr. Packer's employment. ***

   10.11    Non Employee Directors' Stock Option Plan******

   10.12 Senior Executive Severance Agreement dated January 21, 2000 between the Company and Richard A. Packer.*******

   10.13    Executive Severance Agreement dated January 26, 2000 between the
            Company and A. Ernest Whiton.*******

   13.1     Portions of the Annual Report incorporated by reference.****

   21.1     Subsidiaries of the Company.****

   23.1     Consent of Ernst & Young LLP.****

  * Incorporated by reference from the Company's Registration Statement on Form S-8, under the Securities Act of 1933 (Registration
            Statement No. 33-3101839).

  ** Incorporated by reference from the Company's Registration Statement on Form S-1, as amended, under the Securities Act of 1933
            (Registration Statement No. 33-47937).

  *** Incorporated by reference from the Company's Annual Report for 1996 on Form 10-K, as amended, filed with the Securities and Exchange
            Commission on December 27, 1996.

  ****      Filed herewith.

  ***** Incorporated by reference from the Company's 8-K filed with the Securities and Exchange Commission on June 11, 1998.

  ****** Incorporated by reference from the Company's Registration Statement on Form S-8, under the Securities Act of 1933 (Registration
            Statement No. 33-368401).

  ******* Incorporated by reference from the Company's Annual Report for 2000 on Form 10-K, as amended, filed with the Securities and Exchange
            Commission on December 29, 2000.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on December 30, 2002.

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

               SIGNATURE                                           TITLE                                    DATE
               ---------                                           -----                                    ----
/s/ Richard A. Packer                         Chairman, Chief Executive Officer and President         December 30, 2002
---------------------------------------
Richard A. Packer                             (Principal Executive Officer)


/s/ A. Ernest Whiton                          Chief Financial Officer (Principal Financial and        December 30, 2002
---------------------------------------
A. Ernest Whiton                              Accounting Officer)


/s/ Willard M. Bright                         Director                                                December 30, 2002
---------------------------------------
Willard M. Bright

/s/ Thomas M. Claflin, II                     Director                                                December 30, 2002
---------------------------------------
Thomas M. Claflin, II

/s/ James W. Biondi. M.D.                     Director                                                December 30, 2002
---------------------------------------
James W. Biondi, M.D.

/s/ M. Stephen Heilman, M.D.                  Director                                                December 30, 2002
---------------------------------------
M. Stephen Heilman, M.D.

/s/ Daniel M. Mulvena                         Director                                                December 30, 2002
---------------------------------------
Daniel M. Mulvena

/s/ Benson F. Smith                           Director                                                December 30, 2002
---------------------------------------
Benson F. Smith

                                  CERTIFICATION

I, Richard A. Packer, certify that:

1. I have reviewed this annual report on Form 10-K of ZOLL Medical Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 30, 2002

                                                    /s/ Richard A. Packer
                                             ----------------------------------
                                                      Richard A. Packer
                                                   Chief Executive Officer

                                  CERTIFICATION

I, A. Ernest Whiton, certify that:

1. I have reviewed this annual report on Form 10-K of ZOLL Medical Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 30, 2002

                                                   /s/ A. Ernest Whiton
                                             ----------------------------------
                                                     A. Ernest Whiton
                                                  Chief Financial Officer

FINANCIAL STATEMENT SCHEDULE

    3.1     Restated Articles of Organization.**

    3.2     Amended and Restated By-laws.**

    3.3     Shareholders Rights Plan*****

   10.1     2001 Stock option Plan *

   10.2     1992 Stock Option Plan.**

   10.3     1983 Incentive Stock Option Plan, as amended and restated February
            6, 1990.**

   10.4 Revolving Loan and Security Agreement dated March 9, 1992 between the Company and Brown Brothers Harriman & Co.**

   10.5.1 License Agreement dated as of November 21, 1984 between the Company and S&W Medico Teknik A/S.**

   10.5.2   License Agreement dated as of April 8, 1987 between the Company and
            S&W Medico Teknik A/S.**

   10.5.3   Amendment to License Agreement dated January 1, 1990 between the
            Company and S&W Medico Teknik A/S.**

   10.6     Stock Purchase Agreement dated July 1, 1985, as amended as of May
            24, 1991, among the Company and certain purchasers of the Company's
            Common Stock and Preferred Stock.**

   10.8     Distributorship Agreement dated as of June 15, 1992 between the
            Company and Fukuda Denshi Co., Ltd.**

   10.10    Employment Agreement dated July 19, 1996 between the Company and
            Richard A. Packer regarding Mr. Packer's employment. ***

   10.11    Non Employee Directors' Stock Option Plan******

   10.12 Senior Executive Severance Agreement dated January 21, 2000 between the Company and Richard A. Packer.*******

   10.13    Executive Severance Agreement dated January 26, 2000 between the
            Company and A. Ernest Whiton.*******

   13.1     Portions of the Annual Report incorporated by reference.****

   21.1     Subsidiaries of the Company.****

   23.1     Consent of Ernst & Young LLP.****

  * Incorporated by reference from the Company's Registration Statement on Form S-8, under the Securities Act of 1933 (Registration
            Statement No. 33-3101839).

  ** Incorporated by reference from the Company's Registration Statement on Form S-1, as amended, under the Securities Act of 1933
            (Registration Statement No. 33-47937).

  *** Incorporated by reference from the Company's Annual Report for 1996 on Form 10-K, as amended, filed with the Securities and Exchange
            Commission on December 27, 1996.

  ****      Filed herewith.

  ***** Incorporated by reference from the Company's 8-K filed with the Securities and Exchange Commission on June 11, 1998.

  ****** Incorporated by reference from the Company's Registration Statement on Form S-8, under the Securities Act of 1933 (Registration
            Statement No. 33-368401).

  ******* Incorporated by reference from the Company's Annual Report for 2000 on Form 10-K, as amended, filed with the Securities and Exchange
            Commission on December 29, 2000.

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                                      ADDITIONS
                                                      CHARGED TO
                                       BALANCE          COSTS
                                    BEGINNING OF         AND                       BALANCE AT END
        CLASSIFICATIONS                PERIOD         EXPENSES       DEDUCTIONS      OF PERIOD
        ---------------                ------         --------       ----------      ---------
Year Ended September 29, 2002
Allowance for doubtful accounts      $2,780,000      $1,009,000      $  327,000      $3,462,000
                                     ==========      ==========      ==========      ==========
Year Ended September 30, 2001
Allowance for doubtful accounts      $1,895,000      $1,648,000      $  763,000      $2,780,000
                                     ==========      ==========      ==========      ==========
Year Ended September 30, 2000
Allowance for doubtful accounts      $2,096,000      $  302,000      $  503,000      $1,895,000
                                     ==========      ==========      ==========      ==========