Form 10-Q
period 2002-12-29
ZOLL MEDICAL CORPORATION
filed 2003-02-12
CIK 887568

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934.

            FOR THE THREE MONTH PERIOD FROM SEPTEMBER 30, 2002 TO DECEMBER 29, 2002.

            Or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

            For the transition period from _____to_____.

                         Commission file number 0-20225

                            ZOLL MEDICAL CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


MASSACHUSETTS                                            04-2711626
----------------------------------------            ---------------------------
(State or other jurisdiction                             (IRS Employer
of incorporation or organization)                        Identification number)

32 SECOND AVENUE, BURLINGTON, MA                         01803-4420
----------------------------------------            ---------------------------
(Address of principal executive offices)                 (Zip Code)

                                 (781) 229-0020
                                 --------------
              (Registrant's telephone number, including area code)

                                 NOT APPLICABLE
                 ----------------------------------------------
                 (Former name, former address and former fiscal
                      year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes   X    No
    ----      ----

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes   X    No
    ----      ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock:

            Class                               Outstanding at February 10, 2003
Common Stock, $.02 par value                               9,049,237

                       This document consists of 24 pages.

                            ZOLL MEDICAL CORPORATION

                                      INDEX

                                                                                                                  PAGE NO.
                                                                                                                  --------
PART I. FINANCIAL INFORMATION

ITEM 1.   Financial Statements:

          Consolidated Balance Sheets (unaudited)                                                                    3
          December 29, 2002 and September 29, 2002

          Consolidated Income Statements (unaudited)                                                                 4
          Three Months Ended December 29, 2002 and December 30, 2001

          Consolidated Statements of Cash Flows (unaudited)                                                          5
          Three Months Ended December 29, 2002 and December 30, 2001

          Notes to Consolidated Financial Statements (unaudited)                                                     6

ITEM 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations                      8

ITEM 3.   Quantitative and Qualitative Disclosures About Market Risk                                                20

ITEM 4.   Controls and Procedures                                                                                   20

PART II.  OTHER INFORMATION

ITEM 1.   Legal Proceedings                                                                                         21

ITEM 2.   Changes in Securities and Use of Proceeds                                                                 21

ITEM 3.   Defaults Upon Senior Securities                                                                           21

ITEM 4.   Submission of Matters to a Vote of Security-Holders                                                       21

ITEM 5.   Other Information                                                                                         21

ITEM 6.   Exhibits and Report on Form 8-K                                                                           21

          Signatures                                                                                                22

          Certifications                                                                                            23

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                            ZOLL MEDICAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                 (000's omitted)
                                   (Unaudited)

                                                                                   DECEMBER 29,             SEPTEMBER 29,
                                                                                       2002                     2002
                                                                                    ---------                ---------
                                              ASSETS
Current assets:
        Cash and cash equivalents                                                   $  46,018                $  55,658
        Marketable securities                                                          23,616                   10,130
        Accounts receivable, less allowance of $3,420 at December 29,
            2002 and $3,462 at September 29, 2002                                      41,494                   42,927
        Inventories:
             Raw materials                                                             10,574                    8,936
             Work-in-process                                                            3,823                    4,610
             Finished goods                                                            15,555                   15,594
                                                                                    ---------                ---------
                                                                                       29,952                   29,140
        Prepaid expenses and other current assets                                       3,944                    4,049
                                                                                    ---------                ---------
             Total current assets                                                     145,024                  141,904
Property and equipment, at cost:
        Land and building                                                               3,517                    3,517
        Machinery and equipment                                                        29,988                   28,543
        Construction in progress                                                          607                    1,692
        Tooling                                                                         7,599                    7,265
        Furniture and fixtures                                                          1,816                    1,738
        Leasehold improvements                                                          1,307                    1,336
                                                                                    ---------                ---------
                                                                                       44,834                   44,091
             Less accumulated depreciation                                             25,828                   24,549
                                                                                    ---------                ---------
        Net property and equipment                                                     19,006                   19,542
Other assets, net                                                                       7,901                    4,408
                                                                                    ---------                ---------
                                                                                    $ 171,931                $ 165,854
                                                                                    =========                =========
                   LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
        Accounts payable                                                            $  11,801                $  10,014
        Accrued expenses and other liabilities                                         13,667                   12,780
                                                                                    ---------                ---------
             Total current liabilities                                                 25,468                   22,794
Deferred income taxes                                                                   1,148                    1,148
Commitments and contingencies
Stockholders' equity
        Preferred stock, $.01 par value, authorized 1,000
            shares, none issued and outstanding
         Common stock, $.02 par value, authorized 19,000 shares,
            8,997 and 8,942 issued and outstanding at December 29,
            2002 and September 29, 2002, respectively                                     180                      179
        Capital in excess of par value                                                 98,479                   97,512
        Accumulated other comprehensive loss                                             (681)                    (835)
        Retained earnings                                                              47,337                   45,056
                                                                                    ---------                ---------
             Total stockholders' equity                                               145,315                  141,912
                                                                                    ---------                ---------
                                                                                    $ 171,931                $ 165,854
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

                            ZOLL MEDICAL CORPORATION
                         CONSOLIDATED INCOME STATEMENTS
                     (000's omitted, except per share data)
                                   (Unaudited)

                                                                                             THREE MONTHS ENDED
                                                                                         -----------------------------
                                                                                       DECEMBER 29,          DECEMBER 30,
                                                                                          2002                   2001
                                                                                         -------               -------
Net sales                                                                                $43,092               $33,345
Cost of goods sold                                                                        20,042                14,486
                                                                                         -------               -------
Gross profit                                                                              23,050                18,859
Expenses:
        Selling and marketing                                                             14,229                11,112
        General and administrative                                                         2,996                 2,506
        Research and development                                                           3,056                 2,692
                                                                                         -------               -------
             Total expenses                                                               20,281                16,310
                                                                                         -------               -------
Income from operations                                                                     2,769                 2,549
Investment and other income                                                                  635                   320
                                                                                         -------               -------
Income before income taxes                                                                 3,404                 2,869
Provision for income taxes                                                                 1,123                   975
                                                                                         -------               -------
Net income                                                                               $ 2,281               $ 1,894
                                                                                         =======               =======
Basic earnings per common share                                                          $  0.25               $  0.21
                                                                                         =======               =======
Weighted average common shares outstanding                                                 8,968                 8,894
Diluted earnings per common and common equivalent share                                  $  0.25               $  0.21
                                                                                         =======               =======
Weighted average number of common and common equivalent shares outstanding                 9,183                 9,153


            See notes to unaudited consolidated financial statements.

                            ZOLL MEDICAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (000's omitted)
                                   (Unaudited)

                                                                              THREE MONTHS ENDED
                                                                       --------------------------------
                                                                      DECEMBER 29,            DECEMBER 30,
                                                                         2002                    2001
                                                                       --------                --------
OPERATING ACTIVITIES:
        Net income                                                     $  2,281                $  1,894
Charges not affecting cash:
        Depreciation and amortization                                     1,907                   1,606
        Tax benefit from the exercise of stock options                      451                     245
Changes in current assets and liabilities:
        Accounts receivable                                               1,759                   4,267
        Inventories                                                        (676)                 (3,702)
        Prepaid expenses and other current assets                          (350)                    697
        Accounts payable and accrued expenses                             2,108                   5,746
                                                                       --------                --------
           Cash provided by operating activities                          7,480                  10,753
INVESTING ACTIVITIES:
        Purchases of marketable securities                              (15,580)                 (7,863)
        Sales of marketable securities                                    2,320                   8,477
        Additions to property and equipment                              (1,259)                 (1,165)
        Other assets, net                                                (3,160)                   (453)
                                                                       --------                --------
              Cash used for investing activities                        (17,679)                 (1,004)
FINANCING ACTIVITIES:
        Exercise of stock options                                           517                     229
                                                                       --------                --------
              Cash provided by financing activities                         517                     229
Effect of exchange rates on cash and cash equivalents                        42                     (22)

                                                                       --------                --------
              Net increase (decrease) in cash                            (9,640)                  9,956
        Cash and cash equivalents at beginning of period                 55,658                  45,303
                                                                       --------                --------
        Cash and cash equivalents at end of period                     $ 46,018                $ 55,259
                                                                       ========                ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
        Cash paid during the period:
              Income taxes                                             $  1,013                $     58

            See notes to unaudited consolidated financial statements.

                            ZOLL MEDICAL CORPORATION
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. The Consolidated Balance Sheet as of December 29, 2002, the Consolidated Income Statement for the three months ended December 29, 2002, and the Consolidated Statements of Cash Flows for the three months ended December 29, 2002 are unaudited, but in the opinion of management include all adjustments, consisting of normal recurring items, necessary for a fair presentation of results for these interim periods. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Examples include provisions for returns, bad debts and the estimated lives of fixed assets. Actual results may differ from these estimates. The results for the interim periods are not necessarily indicative of results to be expected for the entire year. The information contained in the interim financial statements should be read in conjunction with the Company's audited financial statements as of and for the year ended September 29, 2002 included in its Form 10-K filed with the Securities and Exchange Commission ("SEC") on December 30, 2002. Certain reclassifications may have been made to the prior years' unaudited consolidated financial statements to conform to the current period presentation with no impact on net income.

2.    Segment and Geographic Information

      Segment information: The Company operates in a single business segment: the design, manufacture and marketing of an integrated line of proprietary non-invasive cardiac resuscitation devices, and systems used for emergency resuscitation of cardiac arrest victims. In order to make operating and strategic decisions, ZOLL's chief operating decision maker evaluates revenue performance based on the worldwide revenues of four customer/product categories but, due to shared infrastructures, profitability based on an enterprise-wide measure. These customer/product categories consist of (1) the sale of cardiac resuscitation devices and accessories to the North American hospital market, (2) the sale of the same items and data collection management software to the North American pre-hospital market, (3) the sale of disposable/other products in North America, (4) the sale of cardiac resuscitation devices, accessories and disposable electrodes to the international market.

      Net sales by customer/product categories were as follows:

      (000's omitted)

                                                        THREE MONTHS ENDED
                                                  -----------------------------
                                                DECEMBER 29,           DECEMBER 30,
                                                    2002                  2001
                                                  -------               -------
Hospital Market - North America                   $13,032               $12,270
Pre-hospital Market - North America                11,343                 9,206
Other - North America                               4,742                 4,509
International Market                               13,975                 7,360
                                                  -------               -------
                                                  $43,092               $33,345
                                                  =======               =======

The Company reports assets on a consolidated basis to the chief operating decision maker.

Geographic information: Net sales by major geographical area, determined on the basis of destination of the goods, are as follow:

(000's omitted)

                                 THREE MONTHS ENDED
                            -----------------------------
                          DECEMBER 29,           DECEMBER 30,
                              2002                  2001
                            -------               -------
United States               $27,335               $25,037
Foreign                      15,757                 8,308
                            -------               -------
                            $43,092               $33,345
                            =======               =======

3. The Company computes comprehensive income in accordance with Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" (SFAS 130). SFAS 130 establishes standards for the reporting and display of comprehensive income and its components in the financial statements. Other comprehensive income, as defined, includes all changes in equity during a period from non-owner sources, such as unrealized gains and losses on available-for-sale securities and foreign currency translation. Total comprehensive income amounted to $2,435,000 for the quarter ended December 29, 2002, and $1,597,000 for the quarter ended December 30, 2001. Accumulated balances for each element of other comprehensive loss were as follows:

(000's omitted)

                                                                           THREE MONTHS ENDED
                                                                       --------------------------
                                                                     DECEMBER 29,       DECEMBER 30,
                                                                        2002                2001
                                                                       -----                -----
Beginning balance                                                      $(835)               $  19
Unrealized gain/(loss) on available-for-sales securities                 169                  (84)
Cumulative foreign currency translation adjustment                       (15)                (213)
                                                                       -----                -----
Ending balance                                                         $(681)               $(278)
                                                                       =====                =====

4. At December 29, 2002, the Company had three stock-based compensation plans. The Company's 1992 and 2001 stock option plans provide for the granting of options to officers and other key employees to purchase the Company's Common Stock at a purchase price, in the case of incentive stock options, at least equal to the fair market value per share of the outstanding Common Stock of the Company at the time the option is granted, as determined by the Compensation Committee of the Board of Directors. Options are no longer granted under the 1992 plan. The options become exercisable ratably over two or four years and have maximum life of 10 years. The Company's Non-employee Director Stock Option Plan provides for the grant of options to purchase 10,000 shares of Common Stock to Directors of the Company who are not also employees of the Company or any of its subsidiaries upon the Directors' initial appointment to the Board of Directors. The Non-employee Director options vest in equal annual installments over a four year period. The Non-employee Director options are granted at an exercise price equal to the fair market value of the Common Stock on the date the option is granted.

      The Company accounts for the plans under the recognition and measurement principals of Accounting Principles Board No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the grant date. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", to the stock-based employee compensation.

      (000's omitted, except per share data)

                                                                               THREE MONTHS ENDED
                                                                        ---------------------------------
                                                                      DECEMBER 29,             DECEMBER 30,
                                                                          2002                    2001
                                                                        ---------               ---------
Net income-as reported                                                  $   2,281               $   1,894
Deduct: Total stock-based employee compensation expense
determined under fair value based methods for all awards,
net of related tax effects                                                   (654)                   (554)
                                                                        ---------               ---------
Net income-pro forma                                                    $   1,627               $   1,340
                                                                        =========               =========
Earnings per share:
Basic - as reported                                                     $    0.25               $    0.21
                                                                        =========               =========
Basic - pro forma                                                       $    0.18               $    0.15
                                                                        =========               =========
Diluted - as reported                                                   $    0.25               $    0.21
                                                                        =========               =========
Diluted - pro forma                                                     $    0.18               $    0.15
                                                                        =========               =========

5. The shares used for calculating basic earnings per common share were the average shares outstanding of common stock and the shares used for calculating diluted earnings per share were the average shares outstanding of common stock plus the dilutive effect of stock options.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 29, 2002 COMPARED TO THREE MONTHS ENDED DECEMBER 30, 2001

Our net sales increased 29% to $43.1 million for the three months ended December 29, 2002 in comparison to $33.3 million for the same period a year earlier. Sales to the North American hospital market amounted to $13.0 million, a 6% increase in comparison to $12.3 million for the same period a year prior. Our sales to the North American pre-hospital market increased 23% to $11.3 million, up from $9.2 million in the previous year. Total North American sales increased 12% to $29.1 million in comparison to $26.0 million for the same period a year earlier. The increase in North American sales over the prior comparable period reflected increased defibrillator sales, including the addition of our AED Plus product and stronger software sales to EMS customers. International sales increased 90% to $14.0 million in comparison to $7.4 million for the same period a year earlier, as we continue to gain market share internationally with our M-Series and AED Plus defibrillators. International sales reflected strength from both our direct and distributor operations. We continued to have strong results from our United Kingdom direct subsidiary, which gathered more business from their government as they continue to upgrade their EMS systems. Our German, French and Australian direct subsidiaries also had strong quarters compared to the prior year. Our distributor operations performed well, particularly in Europe and Asia-Pacific, as we had first-time shipments to both the Spanish and Chinese militaries and we also continued to supply the German Army with shipments during the first quarter of 2003.

Gross margins for the first quarter of fiscal 2003 decreased to 53.5%, from 56.6% in the comparable prior year quarter. The lower margins were driven by a shift in our geographic mix, as our International sales growth outpaced North American sales growth during the quarter. International shipments during this quarter totaled 32% our consolidated sales, which is higher than the historical range of approximately 20-25%. International shipments, including sales to distributors, typically carry lower gross margins than sales in North America.

Selling and marketing expenses as a percentage of net sales remained consistent at approximately 33%. Selling and marketing expenses in total increased $3.1 million or 28% for the three months ended December 29, 2002 compared to the three months ended December 30, 2001. The increase in selling and marketing expense reflects our continued investment in our international operations, expansion of our AED Plus sales force, and higher marketing costs related to increased promotional activities.

General and administrative expenses decreased as a percentage of net sales to 7.0% from 7.5%. General and administrative expenses increased $490,000 or 19.6% for the three months ended December 29, 2002 compared to the three months ended December 30, 2001. This increase was due to staffing and related personnel costs and legal fees.

Research and development expenses increased $364,000 or 13.5% for the three months ended December 29, 2002 compared to the three months ended December 30, 2001. The increase from the prior comparable quarter reflects additional staffing to support ongoing future product development. Research and development expenses decreased as a percentage of net sales to 7.1% from 8.1%. This decrease as a percentage of sales reflects a disproportionate increase in research and development expense relative to sales growth during the prior year as we simultaneously launched two new product platforms, the M-Series CCT and the AED Plus, in a single year.

Investment and other income increased $315,000 for the three months ended December 29, 2002 compared to the three months ended December 30, 2001. This increase was primarily due to foreign exchange gains driven by the increased strength of the British pound and the Euro over the prior year.

Our effective tax rate decreased from 34% to 33% for the three months ended December 29, 2002, as compared to the same period in fiscal 2002, reflecting increased research and development credits stemming from the development of our CCT and AED Plus products.

LIQUIDITY AND CAPITAL RESOURCES

Our total cash, cash equivalents and marketable securities increased $3.8 million during the first quarter of fiscal 2003. Our cash and cash equivalents at December 29, 2002 totaled $46.0 million compared with $55.7 million at September 29, 2002. Our marketable securities amounted to $23.6 million at December 29, 2002 in comparison to $10.1 million at September 29, 2002.

We generated positive cash flow of $7.5 million from operations during the first quarter of fiscal 2003. Cash provided by operating activities for the three months ended December 29, 2002 decreased $3.3 million as compared to the same period in fiscal year 2002. The net decrease is attributable to a net increase in our current asset and current liability accounts. The increase in accounts receivable is due to a $9.7 million increase in sales, offset by higher cash collections from the prior comparable period, resulting in a decrease in our DSO's from 89 to 87 days. The decrease in prepaid expenses results from the change in deferred tax assets from the prior comparable quarter. Our inventory increased by a smaller amount during the first quarter of fiscal 2003 as compared to the first quarter of fiscal 2002. This reflected larger than anticipated demand from our international customers. Greater shipments to these customers left us with inventory levels at December 29, 2002 that were only modestly higher than at September 29, 2002. The change in accounts payable and accrued expenses is primarily due to the timing of payments and the increased volume associated with the growth of the Company from the previous comparable period.

Cash used for investing activities amounted to $17.7 million during the three months ended December 29, 2002 compared to net cash used for of $1.0 million during the three months ended December 30, 2001. This increase from the same quarter a year ago reflects primarily a greater in investment of our cash in marketable securities and equity investments totaling $3.1 million in Lifecor, Inc., ResQSystems, Inc., and AED@Home.

Cash provided by financing activities was $517,000 for the three months ended December 29, 2002 compared to $229,000 for the same period ended December 30, 2001, resulting from a greater number of stock option exercises.

We maintain a working capital line of credit with our bank. Under this working capital line, we may borrow on a demand basis. Currently, we may borrow up to $12.0 million at an interest rate equal to the bank's base rate. No borrowings were outstanding on this line at the end of the first quarter of fiscal 2003.

LEGAL AND REGULATORY AFFAIRS

We are involved in the normal course of our business in various litigation matters and regulatory issues, including product recalls. Although we are unable to determine at the present time the exact amount of any impact in any pending matters, we believe that none of the pending matters will have an outcome material to our financial condition or business.

CRITICAL ACCOUNTING POLICIES

Our most critical accounting policies include revenue recognition and those that are reflective of significant judgments and uncertainties, and may potentially result in materially different results under different assumptions and conditions. We believe that our most critical accounting policies are limited to those described below. For a detailed discussion on the application of these and other accounting policies, see Note A in the notes to the fiscal 2002 consolidated financial statements, included in our Form 10-K filed with the SEC on December 30, 2002.

REVENUE RECOGNITION

Revenues from sales of cardiac resuscitation devices, disposable electrodes and accessories are recognized when a signed non-cancelable purchase order exists, the product is shipped, title and risk have passed to the customer, the fee is fixed and determinable, and collection is considered probable. Revenues are recorded net of estimated returns.

We also license software under non-cancelable license agreements and provide services including training, installation, consulting and maintenance, which consist of product support services, periodic updates and unspecified upgrade rights (collectively, post-contract customer support ("PCS")). Revenue from the sale of software is recognized in accordance with the American Institute of Certified Public Accountants ("AICPA") Statement of Position ("SOP") 97-2, "Software Revenue Recognition," as amended. License fee revenues are recognized when a non-cancelable license agreement has been signed, the software product has been shipped, there are no uncertainties surrounding product acceptance, the fees are fixed and determinable, and collection is considered probable. Revenues from maintenance agreements and upgrade rights are recognized ratably over the period of service.

Our software arrangements contain multiple elements, which include software products, services and PCS. In general, we do not have vendor specific objective evidence of fair value for our software products. Accordingly, for transactions where vendor specific objective evidence exists for undelivered elements but not for delivered elements, we use the residual method as discussed in SOP 98-9, "Modification of SOP 97-2, With Respect to Certain Transactions." Under the residual method, the total fair value of the undelivered elements, as indicated by vendor specific objective evidence, is deferred and the difference between the total arrangement fee and the amount deferred for the undelivered elements is recognized as revenue related to the delivered elements.

ALLOWANCE FOR DOUBTFUL ACCOUNTS / SALES RETURNS AND ALLOWANCES

We maintain an allowance for doubtful accounts for estimated losses, which are included in bad debt expense, resulting from the inability of our customers to make required payments. We determine the adequacy of this allowance by regularly reviewing the aging of our accounts receivable and evaluating individual customer receivables, considering customers' financial condition, credit history and current economic condition. We also maintain an estimate of potential future product returns and discounts given related to trade-ins and to current period product receivables. We analyze the rate of historical returns when evaluating the adequacy of the allowance for sales returns, which are included with the allowance for doubtful accounts on our balance sheet.

As of December 29, 2002 our accounts receivable balance of $41.5 million is reported net of allowances for doubtful accounts of $3.4 million. We believe our reported allowances at December 29, 2002 are adequate. If the financial conditions of those customers were to deteriorate, however, resulting in their inability to make payments, we may need to record additional allowances, resulting in additional expenses being recorded for the period in which such determination was made.

WARRANTY RESERVES

Our products are sold with warranty provisions that require us to remedy deficiencies in quality or performance over a specified period of time, usually one to five years. We provide for the estimated cost of product warranties at the time revenue is recognized. While we engage in product quality programs and processes, our warranty obligation is affected by product failure rates, material usage and service delivery costs incurred in correcting a product failure. We believe that our recorded liability of $2.3 million at December 29, 2002 is adequate to cover future costs for the servicing of our products sold through that date. If actual product failure rates, material usage or service delivery costs differ from our estimates, revisions to the estimated warranty liability would be required.

INVENTORY RESERVES

Significant management judgment is required to determine the reserve for obsolete or excess inventory. Inventory on hand may exceed future demand either because the product is outdated, obsolete, or because the amount on hand is in excess of future needs. We provide for the total value of inventories that we determine to be obsolete based on criteria such as customer demand and changing technologies. At December 29, 2002, our inventory reserves were $2.0 million, or 6.1% of our $31.9 million gross inventories.

We value our inventories at the lower of cost or market. Cost is determined by the first-in, first-out ("FIFO") method, including material, labor and factory overhead.

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

RISK FACTORS

IF WE FAIL TO COMPETE SUCCESSFULLY IN THE FUTURE AGAINST EXISTING OR POTENTIAL COMPETITORS, OUR OPERATING RESULTS MAY BE ADVERSELY AFFECTED

Our principal global competitors with respect to our entire cardiac resuscitation equipment product line are Physio-Control Corporation and Royal Philips Electronics. Physio-Control is a subsidiary of Medtronic, Inc., a leading medical technology company, and Agilent Technologies' Healthcare Solutions Group, a major competitor, which is now part of the Medical Systems division of Royal Philips Electronics. Physio-Control has been the market leader in the defibrillator industry for over twenty years. As a result of Physio-Control's dominant position in this industry, many potential customers have relationships with Physio-Control that could make it difficult for us to continue to penetrate the markets for our products. In addition, Physio-Control, its parent and Royal Philips Electronics and other competitors each have significantly greater resources than we do. Accordingly, Physio-Control, Royal Philips Electronics and other competitors could substantially increase the resources they devote to the development and marketing of products that are competitive with ours. These and other competitors may develop and successfully commercialize medical devices that directly or indirectly accomplish what our products are designed to accomplish in a superior and/or less expensive manner. For example, we expect our competitors to develop and sell devices in the future that will compete directly with our M Series product line and although our biphasic waveform technology is unique, our competitors have devised alternative biphasic waveform technology. We have also licensed our biphasic waveform technology to GE Medical Systems Information Technologies.

There are a number of smaller competitors in the United States, which include MRL and Cardiac Science, Inc. It is possible the market may embrace these competitors' products which could negatively impact our market share.

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

-     the ability of our sales forces to effectively market our products;

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

We have noticed that as the PAD market has grown, there have been an increasing number of smaller, start-up companies entering the market. In order to gain market share, these companies compete mainly on price. If these companies are able to capture a larger marker share with lower prices, this may cause declining prices and negatively affect our operating results.

Two of our major competitors have announced plans to enter the home market. We have also announced such a plan and if our plan turns out to be less effective or efficient, we might have issues building market share.

WE MAY BE REQUIRED TO IMPLEMENT A COSTLY PRODUCT RECALL

In the event that any of our products proves to be defective, we can voluntarily recall, or the FDA could require us to redesign or implement a recall of, any of our products. Both our competitors and we have, on numerous occasions, voluntarily recalled products in the past, and based on this experience, we believe that future recalls could result in significant costs to us and significant adverse publicity, which could harm our ability to market our products in the future. Though it is not possible to quantify the economic impact of a recall, it could have a material adverse effect on our business, financial condition and results of operations. For example, on December 15, 2002, we initiated a recall of approximately 5,000 AED Plus units to correct a potential fault that can occur during its operation. We are currently supplying to our customers new software which, when installed, eliminates the potential for this fault to occur. The cost of implementing this corrective action is currently estimated to be less than $200,000.

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

For example, as the current economic climate in the U.S. continues to soften, many states are experiencing deficits and shortfalls of revenue to cover expenditures. As a result, states may cut their spending and support to local cities and towns, who then in-turn might reduce their spending for capital equipment purchases for their EMS services. If this occurs, we may experience slower than expected sales in this customer segment.

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

We may continue our use of forward contracts and other instruments in the future to reduce our exposure to exchange rate fluctuations from intercompany accounts receivable denominated in foreign currencies, and we may not be able to do this successfully. Accordingly, we may experience economic loss and a negative impact on our results of operations and equity as a result of foreign currency exchange rate fluctuations.

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

OUR CURRENT AND FUTURE INVESTMENTS MAY LOSE VALUE IN THE FUTURE

We have made a $3.5 million investment in LifeCor, Inc., a development stage company and have agreed in certain circumstances to invest another $1.5 million. In addition, we hold minor investments in ResQSystems, Inc. and AED@Home and may in the future invest in the securities of other companies and participate in joint venture agreements. This investment and future investments are subject to the risks that the entities in which we invest will become bankrupt or lose money. Investing in securities involves risks and no assurance can be made as to the profitability of any investment. Our inability to identify profitable investments could adversely affect our financial condition and results of operations. Unless we hold a majority position in an investment or joint venture, we will not be able to control all of the activities of the companies in which we invest or the joint ventures in which we are participating. Because of this, such entities may take actions against our wishes and not in furtherance of, and even opposed to, our business plans and objectives. These investments are also subject to the risk of impasse if no one party exercises ultimate control over the business decisions.

FUTURE CHANGES IN APPLICABLE LAWS AND REGULATIONS COULD HAVE AN ADVERSE EFFECT ON OUR BUSINESS

Although we are not aware of any pending changes in applicable laws and regulations governing our industry, we cannot be assured that federal, state or foreign governments will not change existing laws or regulations or adopt new laws or regulations that regulate our industry. Changes in or adoption of new laws or regulations could result in the following consequences that would have an adverse effect on our business:

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

OUR INTERNATIONAL SALES EXPOSE OUR BUSINESS TO A VARIETY OF RISKS THAT COULD RESULT IN SIGNIFICANT FLUCTUATIONS IN OUR RESULTS OF OPERATIONS

Approximately 37% of our sales for the three months ended December 29, 2002 were made to foreign purchasers and we plan to increase the sale of our products to foreign purchasers in the future. As a result, a significant portion of our sales is and will continue to be subject to the risks of international business, including:

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

-     war on terrorism;

-     disruption in the international transportation industry; and

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

We have recently expanded the size and number of our direct sales forces and our marketing support for these sales forces. We intend to continue to expand these areas, but if our sales forces are not effective, or if there is a sudden decrease in the markets where we have direct operations, the profitability of these operations and our Company as a whole could be adversely affected.

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

-     prevented from practicing the subject matter claimed in those patents; or

-     required to pay damages.

There has been substantial litigation regarding patent and other intellectual property rights in the medical device industry. Litigation or administrative proceedings, including interference proceedings before the U.S. Patent and Trademark Office, related to intellectual property rights could be brought against us or be initiated by us. Adverse determinations in any patent litigation could subject us to significant liabilities to third parties, could require us to seek licenses from third parties and could, if licenses are not available, prevent us from manufacturing, selling or using certain of our products, some of which could have a material adverse effect on the Company. In addition, the costs of any such proceedings may be substantial whether or not we are successful. For example in fiscal 2002, we spent significant amounts in legal costs responding to a lawsuit filed by Cardiac Science, Inc. alleging patent infringement.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have cash equivalents and marketable securities that primarily consist of money market accounts and fixed rate asset-backed corporate securities. The majority of these investments have maturities within one to five years. We believe that our exposure to interest rate risk is minimal due to the nature of our investments and that fluctuations in interest rates would not have a material adverse effect on our results of operations.

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

In January 2003, we began to use forward contracts to reduce our exposure to foreign currency risk due to fluctuations in exchange rates underlying the value of intercompany accounts receivable denominated in foreign currencies. A forward contract obligates us to exchange predetermined amounts of specified foreign currencies at specified exchange rates on specified dates. These forward contracts are denominated in the same currency in which the underlying foreign currency receivables are denominated and bear a contract value and maturity date that approximate the value and expected settlement date, respectively, of the underlying transactions. Unrealized gains and losses on open contracts at the end of each accounting period, resulting from changes in the fair value of these contracts, are recognized in earnings generally in the same period as gains and losses on the underlying foreign denominated receivables are recognized. Gains and losses on forward contracts and foreign denominated receivables are included in other income (expense), net.

We do not enter into or hold derivatives for trading or speculative purposes, and we only enter into forward contracts with highly rated financial institutions. At December 29, 2002, there were no outstanding forward contracts.

ITEM 4. CONTROLS AND PROCEDURES

As of December 29, 2002, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective as of December 29, 2002. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to December 29, 2002.

                           PART II. OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS.

            In the course of normal operations the Company is involved in litigation arising from commercial disputes, claims of former employees, and product litigation claims, none of which management believes will have a material effect on the Company's consolidated financial position or results of operations.

ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS.

            Not applicable.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES.

            Not Applicable.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

            Not Applicable.

ITEM 5.     OTHER INFORMATION.

            Not Applicable.

ITEM 6.     EXHIBITS AND REPORT ON FORM 8-K

            (a) Exhibits
            Not Applicable.

            (b) Reports on Form 8-K.
            Not Applicable.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on February 12, 2003.

                                                        ZOLL MEDICAL CORPORATION
                                                                    (Registrant)

Date:   February 12, 2003        By:  /s/  Richard  A. Packer
                                 -----------------------------------------------
                                 Richard A. Packer, Chairman and
                                 Chief Executive Officer
                                 (Principal Executive Officer)

Date:   February 12, 2003        By:  /s/  A. Ernest Whiton
                                 -----------------------------------------------
                                 A. Ernest Whiton, Vice President of
                                 Administration and Chief Financial Officer
                                 (Principal Financial and Accounting Officer)

                                  CERTIFICATION

I, Richard A. Packer, certify that:


1. I have reviewed this quarterly report on Form 10-Q of Zoll Medical
Corporation;


2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 12, 2003

                                                     /s/ Richard A. Packer
                                                     ---------------------------
                                                     Richard A. Packer
                                                     Chief Executive Officer

                                  CERTIFICATION

I, A. Ernest Whiton, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Zoll Medical
Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 12, 2003

                                            /s/ A. Ernest Whiton
                                            ------------------------------------
                                            A. Ernest Whiton
                                            Vice President of Administration and
                                            Chief Financial Officer