Form 10-Q
period 2003-03-30
ZOLL MEDICAL CORPORATION
filed 2003-05-14
CIK 887568

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

  [X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934.
         FOR THE THREE MONTH PERIOD FROM DECEMBER 30, 2002 TO MARCH 30, 2003.

         Or

  [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
         For the transition period from _____to_____.

                         Commission file number 0-20225



                            ZOLL MEDICAL CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


     MASSACHUSETTS                                      04-2711626
----------------------------------------------        -------------------------
     (State or other jurisdiction                       (IRS Employer
     of incorporation or organization)                  Identification number)


     32 SECOND AVENUE, BURLINGTON, MA                   01803-4420
----------------------------------------------        -------------------------
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

Yes   X    No
     ---      ---

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes   X    No
     ---      ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock:

                  Class                          Outstanding at May 2, 2003

       Common Stock, $.02 par value                      9,054,754


                       This document consists of 27 pages.

                            ZOLL MEDICAL CORPORATION

                                      INDEX



                                                                            PAGE
                                                                             NO.
PART I. FINANCIAL INFORMATION

ITEM 1.    Financial Statements:

           Consolidated Balance Sheets (unaudited)                            3
           March 30, 2003 and September 29, 2002

           Consolidated Income Statements (unaudited)                         4
           Three and Six Months Ended March 30, 2003 and March 31, 2002

           Consolidated Statements of Cash Flows (unaudited)                  5
           Six Months Ended March 30, 2003 and March 31, 2002

           Notes to Consolidated Financial Statements (unaudited)             6

ITEM 2.    Management's  Discussion and Analysis of Financial Condition
           and Results of Operations                                          9

ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk         22

ITEM 4.    Controls and Procedures                                            23

PART II.   OTHER INFORMATION

ITEM 1.    Legal Proceedings                                                  24

ITEM 2.    Changes in Securities                                              24

ITEM 3.    Defaults Upon Senior Securities                                    24

ITEM 4.    Submission of Matters to a Vote of Security-Holders                24

ITEM 5.    Other Information                                                  24

ITEM 6.    Exhibits and Reports on Form 8-K                                   24

           Signatures                                                         25

           Certifications                                                     26

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                            ZOLL MEDICAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                     (000's omitted, except per share data)
                                   (Unaudited)

                                                                                                 MARCH 30,         SEPTEMBER 29,
                                                                                                   2003                2002
                                                                                                ---------         -------------
                            ASSETS
Current assets:
        Cash and cash equivalents                                                               $  55,049           $  55,658
        Marketable securities                                                                      10,457              10,130
        Accounts receivable, less allowance of $3,665 at March 30, 2003,
             and $3,462 at September 29, 2002                                                      43,773              42,927
        Inventories:
             Raw materials                                                                         12,063               8,936
             Work-in-process                                                                        4,846               4,610
             Finished goods                                                                        16,645              15,594
                                                                                                ---------           ---------
                                                                                                   33,554              29,140
        Prepaid expenses and other current assets                                                   3,805               4,049
                                                                                                ---------           ---------
             Total current assets                                                                 146,638             141,904
Property and equipment, at cost:
        Land and building                                                                           3,526               3,517
        Machinery and equipment                                                                    32,424              28,543
        Construction in progress                                                                      751               1,692
        Tooling                                                                                     7,594               7,265
        Furniture and fixtures                                                                      1,868               1,738
        Leasehold improvements                                                                      1,308               1,336
                                                                                                ---------           ---------
                                                                                                   47,471              44,091
             Less accumulated depreciation                                                         27,347              24,549
                                                                                                ---------           ---------
        Net property and equipment                                                                 20,124              19,542
Other assets, net                                                                                   7,943               4,408
                                                                                                ---------           ---------
                                                                                                $ 174,705           $ 165,854
                                                                                                =========           =========

                   LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
        Accounts payable                                                                        $   8,944           $  10,014
        Accrued expenses and other liabilities                                                     15,752              12,780
                                                                                                ---------           ---------
             Total current liabilities                                                             24,696              22,794
Deferred income taxes                                                                               1,148               1,148
Commitments and contingencies
Stockholders' equity:
        Preferred stock, $.01 par value, authorized 1,000
            shares, none issued and outstanding
         Common stock, $.02 par value, authorized 19,000 shares, 9,053 and 8,942 issued and outstanding at March 30, 2003
            and September 29, 2002, respectively                                                      181                 179
        Capital in excess of par value                                                             99,542              97,512
        Accumulated other comprehensive loss                                                         (954)               (835)
        Retained earnings                                                                          50,092              45,056
                                                                                                ---------           ---------
             Total stockholders' equity                                                           148,861             141,912
                                                                                                ---------           ---------
                                                                                                $ 174,705           $ 165,854
                                                                                                =========           =========


            See notes to unaudited consolidated financial statements.

                            ZOLL MEDICAL CORPORATION
                         CONSOLIDATED INCOME STATEMENTS
                     (000's omitted, except per share data)
                                   (Unaudited)


                                                                         THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                      MARCH 30,       MARCH 31,       MARCH 30,       MARCH 31,
                                                                        2003            2002            2003            2002
                                                                      ---------       --------        --------        --------

Net sales                                                              $46,589         $34,713         $89,681         $68,058
Cost of goods sold                                                      21,146          15,420          41,188          29,906
                                                                       -------         -------         -------         -------
Gross profit                                                            25,443          19,293          48,493          38,152

Expenses:
       Selling and marketing                                            15,168          11,320          29,397          22,432
       General and administrative                                        3,214           2,512           6,210           5,018
       Research and development                                          3,644           2,958           6,700           5,650
                                                                       -------         -------         -------         -------
            Total expenses                                              22,026          16,790          42,307          33,100

Income from operations                                                   3,417           2,503           6,186           5,052

                                                                       -------         -------         -------         -------

Investment and other income                                                695             371           1,330             691
                                                                       -------         -------         -------         -------

Income before income taxes                                               4,112           2,874           7,516           5,743
Provision for income taxes                                               1,357             977           2,480           1,952
                                                                       -------         -------         -------         -------
Net income                                                             $ 2,755         $ 1,897         $ 5,036         $ 3,791
                                                                       =======         =======         =======         =======

Basic earnings per common share                                        $  0.31         $  0.21         $  0.56         $  0.43
                                                                       =======         =======         =======         =======

Weighted average common shares outstanding                               9,034           8,914           9,001           8,904

Diluted earnings per common and  common
equivalent share                                                       $  0.30         $  0.21         $  0.55         $  0.41
                                                                       =======         =======         =======         =======

Weighted average number of common and common
equivalent shares outstanding                                            9,247           9,159           9,197           9,153





            See notes to unaudited consolidated financial statements.

                            ZOLL MEDICAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (000's omitted)
                                   (Unaudited)

                                                                                                          SIX MONTHS ENDED
                                                                                                    MARCH 30,             MARCH 31,
                                                                                                      2003                   2002
                                                                                                    ---------             ---------
OPERATING ACTIVITIES:
        Net income                                                                                  $  5,036               $  3,791

Charges not affecting cash:
        Depreciation and amortization                                                                  3,926                  3,203
        Tax benefit from the exercise of stock options                                                 1,005                    300
Changes in current assets and liabilities:
        Accounts receivable                                                                             (309)                 4,412
        Inventories                                                                                   (5,591)                (4,373)
        Prepaid expenses and other current assets                                                       (331)                  (632)
        Accounts payable and accrued expenses                                                            992                  2,939
                                                                                                    --------               --------
           Cash provided by operating activities                                                       4,728                  9,640

INVESTING ACTIVITIES:
        Purchases of marketable securities                                                           (15,580)               (12,775)
        Sales of marketable securities                                                                15,258                  8,726
        Additions to property and equipment                                                           (3,064)                (4,126)
        Other assets, net                                                                             (3,081)                   (23)
                                                                                                    --------               --------
              Cash used for investing activities                                                      (6,467)                (8,198)

FINANCING ACTIVITIES:
        Exercise of stock options                                                                      1,027                    330
                                                                                                    --------               --------
              Cash provided by financing activities                                                    1,027                    330

Effect of exchange rates on cash and cash equivalents                                                    103                    (36)
                                                                                                    --------               --------
              Net (decrease) increase in cash                                                           (609)                 1,736
        Cash and cash equivalents at beginning of period                                              55,658                 45,303
                                                                                                    --------               --------
        Cash and cash equivalents at end of period                                                  $ 55,049               $ 47,039
                                                                                                    ========               ========




SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
        Cash paid during the period:
              Income taxes                                                                          $  1,529               $    761






           See notes to unaudited consolidated financial statements.

                            ZOLL MEDICAL CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.   Basis of Presentation
     The Consolidated Balance Sheet as of March 30, 2003, the Consolidated Income Statements for the three and six months ended March 30, 2003 and March 31, 2002, and the Consolidated Statements of Cash Flows for the six months ended March 30, 2003 and March 31, 2002 are unaudited, but in the opinion of management include all adjustments, consisting of normal recurring items, necessary for a fair presentation of results for these interim periods. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Examples include provisions for returns, bad debts and the estimated lives of fixed assets. Actual results may differ from these estimates. The results for the interim periods are not necessarily indicative of results to be expected for the entire year. The information contained in the interim financial statements should be read in conjunction with the Company's audited financial statements as of and for the year ended September 29, 2002 included in its Form 10-K filed with the Securities and Exchange Commission ("SEC") on December 30, 2002. Certain reclassifications may have been made to the prior years' unaudited consolidated financial statements to conform to the current period presentation with no impact on net income.

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

     Net sales by customer/product categories were as follows:

     (000's omitted)
                                                                   THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                              --------------------------         --------------------------
                                                              MARCH 30,        MARCH 31,         MARCH 30,       MARCH 31,
                                                                2003             2002              2003            2002
                                                              ---------        ---------         ---------       --------
     Hospital Market - North America                          $18,061           $11,491           $31,093         $23,761
     Pre-hospital Market - North America                       13,111            11,061            24,454          20,267
     Other - North America                                      5,050             5,154             9,792           9,663
     International Market                                      10,367             7,007            24,342          14,367
                                                              -------           -------           -------         -------
                                                              $46,589           $34,713           $89,681         $68,058
                                                              =======           =======           =======         =======

    The Company reports assets on a consolidated basis to the chief operating decision maker.

    Geographic information: Net sales by major geographical area, determined on the basis of destination of the goods, are as follow:

     (000's omitted)
                                                                   THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                              --------------------------          -------------------------
                                                              MARCH 30,        MARCH 31,          MARCH 30,       MARCH 31,
                                                                2003             2002               2003            2002
                                                              --------         ---------          --------        --------
    United States                                              $34,987          $26,080            $62,322         $51,117
    Foreign                                                     11,602            8,633             27,359          16,941
                                                               -------          -------            -------         -------
                                                               $46,589          $34,713            $89,681         $68,058
                                                               =======          =======            =======         =======

3.  Comprehensive Income
    The Company computes comprehensive income in accordance with Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" (SFAS 130). SFAS 130 establishes standards for the reporting and display of comprehensive income and its components in the financial statements. Other comprehensive income, as defined, includes all changes in equity during a period from non-owner sources, such as unrealized gains and losses on available-for-sale securities and foreign currency translation. Total comprehensive income for the three months and six months ended March 30, 2003 and March 31, 2002 were as follows:

     (000's omitted)
                                                                THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                            --------------------------          ---------------------------
                                                            MARCH 30,         MARCH 31,         MARCH 30,         MARCH 31,
                                                              2003              2002              2003              2002
                                                            --------          --------          --------          ---------
     Net income                                              $ 2,755           $ 1,897           $ 5,036           $ 3,791
     Unrealized gain (loss) on
     available-for-sales securities                             (161)             (136)                8              (220)
     Foreign currency translation adjustment                    (112)              177              (127)              (36)
                                                             -------           -------           -------           -------
     Total comprehensive income                              $ 2,482           $ 1,938           $ 4,917           $ 3,535
                                                             =======           =======           =======           =======

4.  Stock Option Plans
    At March 30, 2003, the Company had three stock-based compensation plans. The Company's 1992 and 2001 stock option plans provide for the granting of options to officers and other key employees to purchase the Company's Common Stock at a purchase price, in the case of incentive stock options, at least equal to the fair market value per share of the outstanding Common Stock of the Company at the time the option is granted, as determined by the Compensation Committee of the Board of Directors. Options are no longer granted under the 1992 plan. The options become exercisable ratably over two or four years and have a maximum life of 10 years. The Company's Non-employee Director Stock Option Plan provides for the grant of options to purchase 10,000 shares of Common Stock to Directors of the Company who are not also employees of the Company or any of its subsidiaries upon the Directors' initial appointment to the Board of Directors. The Non-employee Director options vest in equal annual installments over a four year period. The Non-employee Director options are granted at an exercise price equal to the fair market value of the Common Stock on the date the option is granted.

    In December 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 148, "ACCOUNTING FOR STOCK-BASED COMPENSATION - TRANSITION AND DISCLOSURE - AN AMENDMENT OF SFAS NO. 123", which provides optional transition guidance for those companies electing to voluntarily adopt the accounting provisions of SFAS No. 123. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company accounts for the plans under the recognition and measurement provisions of Accounting Principles Board No. 25, "ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES," and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the grant date. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, "ACCOUNTING FOR STOCK-BASED COMPENSATION", to the stock-based employee compensation. The estimated fair value of each option is calculated using the Black-Scholes option-pricing model:


    (000's omitted, except per share data)
                                                                     THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                --------------------------        ---------------------------
                                                                MARCH 30,        MARCH 31,        MARCH 30,        MARCH 31,
                                                                  2003             2002             2003             2002
                                                                ---------        ---------        ---------        ---------
    Net income-as reported                                       $ 2,755          $ 1,897          $ 5,036          $ 3,791
    Deduct: Total stock-based employee
    compensation expense determined under fair
    value based methods for all awards, net of                      (721)            (584)          (1,414)          (1,138)
    related tax effects
                                                                 -------          -------          -------          -------
    Net income-pro forma                                         $ 2,034          $ 1,313          $ 3,622          $ 2,653
                                                                 =======          =======          =======          =======

    Earnings per share:
    Basic - as reported                                          $  0.31          $  0.21          $  0.56          $  0.43
                                                                 =======          =======          =======          =======
    Basic - pro forma                                            $  0.23          $  0.15          $  0.40          $  0.30
                                                                 =======          =======          =======          =======

    Diluted - as reported                                        $  0.30          $  0.21          $  0.55          $  0.41
                                                                 =======          =======          =======          =======
    Diluted - pro forma                                          $  0.22          $  0.14          $  0.39          $  0.29
                                                                 =======          =======          =======          =======

5. Earnings per Share
   The shares used for calculating basic earnings per common share were the average shares outstanding of common stock and the shares used for calculating diluted earnings per common share were the average shares outstanding of common stock plus the dilutive effect of stock options.

                                                                   Three Months Ended               Six Months Ended
                                                                 ------------------------        ------------------------
   (000's omitted)                                               March 30,      March 31,        March 30,      March 31,
                                                                   2003            2002            2003            2002
                                                                 ---------      ---------        ---------      ---------
   Average shares outstanding
       for basic earnings per share                                9,034          8,914            9,001          8,904
   Dilutive effect of stock options                                  213            245              196            249
                                                                   -----          -----            -----          -----
   Average shares outstanding
       for diluted earnings per share                              9,247          9,159            9,197          9,153
                                                                   =====          =====            =====          =====

6. Derivative Instruments and Hedging Activities:
The Company recognizes all derivative financial instruments in the consolidated financial statements at fair value, regardless of the purpose or intent for holding the instrument, in accordance with FASB Statement No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. Changes in the fair value of derivative instruments are recorded in earnings unless hedge accounting criteria are met. For derivative instruments designated as fair value hedges, the changes in fair value of both the derivative instrument and the hedged item are recorded in earnings under investment and other income. The Company does not enter into any derivative transaction for speculative purposes.

The Company has international offices in Canada, United Kingdom, Netherlands, France, Germany, and Australia. These subsidiaries transact business in their functional or local currency. Therefore, we are exposed to foreign currency exchange risks and fluctuations in foreign currencies, along with economic and political instability in the foreign countries in which we operate, all of which could adversely impact our results of operations and financial condition.

The Company uses forward contracts to reduce our exposure to foreign currency risk due to fluctuations in exchange rates underlying the value of intercompany accounts receivable denominated in foreign currencies. A forward contract obligates us to exchange predetermined amounts of specified foreign currencies at specified exchange rates on specified dates. These forward contracts are denominated in the same currency in which the underlying foreign currency receivables are denominated and bear a contract value and maturity date that approximate the value and expected settlement date, respectively, of the underlying transactions.

The Company had a forward exchange contract outstanding in the notional amount of approximately $4.3 million at March 30, 2003, and zero at March 31, 2002. This contract serves as a hedge of a substantial portion of our Euro-denominated intercompany balances and matures in three months. The fair value of this foreign currency derivative contract outstanding at March 30, 2003 and March 31, 2002 was approximately $4.3 million and zero, respectively. Net foreign exchange gains recorded to date on this forward exchange contract totaled approximately $4,000.

7. Recent Accounting Pronouncements
In December 2002, the FASB issued Interpretation No. 45, "GUARANTOR'S ACCOUNTING AND DISCLOSURE REQUIREMENTS", which requires the disclosure of any guarantees in place prior to December 31, 2002 and the recognition of a liability for the fair value of any guaranteed entered into or modified after that date. The Company is not a guarantor in arrangements that require the recognition of a liability or disclosure under Interpretation No. 46, therefore does not believe it will materially impact the Company's consolidated financial statements.

In January 2003, the FASB issued Interpretation No. 46, "CONSOLIDATION OF VARIABLE INTEREST ENTITIES", to clarify the conditions under which the assets, liabilities and activities of another entity should be consolidated into the financial statements of a company. Interpretation No. 46 requires the consolidation of a variable interest entity by a company that bears the majority of the risk of loss from the variable interest entity's activities or is entitled to receive the majority of the variable interest entity's residual returns. The provisions of Interpretation No. 46 are required to be adopted by the Company in Q4 of fiscal 2003. The Company currently has minor equity investments in LifeCor, Inc., ResQSystems, Inc., and AED@Home with a carrying value of approximately $5.0 million. The Company is in the process of determining the effect of adoption of Interpretation No. 46, but does not believe it will materially impact the Company's consolidated financial results of operations.

In April 2003, the FASB issued SFAS No. 149, "AMENDMENT OF STATEMENT 133 ON DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES", which is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. SFAS No. 149 amends and clarifies the accounting for derivative instruments and hedging activities under SFAS No. 133 "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES", as amended by SFAS No. 137 and SFAS No. 138. The Company is in the process of determining the effect of adoption of SFAS No. 149, but does not believe it will materially impact the Company's consolidated financial statements.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 30, 2003 COMPARED TO THREE MONTHS ENDED MARCH 31, 2002

Net sales increased 34% to $46.6 million for the three months ended March 30, 2003 as compared to $34.7 million for the same period a year earlier. Sales to the North American hospital market amounted to $18.1 million, a 57% increase in comparison to $11.5 million for the same period a year prior. Sales to the North American pre-hospital market increased 18% to $13.1 million, up from $11.1 million in the previous year. Total North American sales increased 31% to $36.2 million in comparison to $27.7 million for the same period a year earlier. The increase in sales over the prior quarter in 2002 can be attributed to shipments to the United States military and increased market share gains with our AED Plus product. International sales increased 49% to $10.4 million in comparison to $7.0 million for the same period a year earlier. International direct sales operations continue to perform well as compared to the prior year period, particularly in the United Kingdom and Australia which approximately doubled their sales. Distributor operations also exceeded the prior year, with particularly strong growth in China.

Gross margin for the three months ended March 30, 2003 decreased to 54.6% as compared to 55.6% for the comparable prior year quarter. The lower margin from the prior comparable period is due to an increasing percentage of international shipments and increased shipments to the United States military. International shipments, including sales to distributors, typically carry lower gross margins than sales in North America, while we increased shipments to the United States military which reflect volume pricing.

Selling and marketing expenses remained consistent as a percentage of net sales at 32.6%. Selling and marketing expenses in total increased $3.8 million or 34% for the three months ended March 30, 2003 compared to the three months ended March 31, 2002. The increase in selling and marketing expense reflects our continued investment in our international operations, expansion of our AED Plus sales force, and higher marketing costs related to increased promotional activities.

General and administrative expenses decreased as a percentage of net sales to 6.9% from 7.2%. General and administrative expenses increased $702,000 or 28% for the three months ended March 30, 2003 compared to the three months ended March 31, 2002. This increase was due to staffing and related personnel costs, professional fees and increased insurance premiums.

Research and development expenses decreased as a percentage of net sales to 7.8% from 8.5%. Research and development expenses increased $686,000 or 23% for the three months ended March 30, 2003 compared to the three months ended March 31, 2002. This change reflects additional personnel we have hired to support ongoing future product development.

Our effective tax rate decreased from 34% to 33% for the three months ended March 30, 2003 as compared to the same period in fiscal 2002, reflecting increased use of research and development credits stemming from the development of our CCT and AED Plus products.

SIX MONTHS ENDED MARCH 30, 2003 COMPARED TO SIX MONTHS ENDED MARCH 31, 2002

Our net sales increased 32% to $89.7 million for the six months ended March 30, 2003 as compared to $68.1 million for the same period a year earlier. Sales to the North American hospital market amounted to $31.1 million, a 31% increase in comparison to $23.8 million for the same period a year prior. Sales to the North American pre-hospital market increased 21% to $24.5 million, up from $20.3 million in the previous year. Total North American sales increased 22% to $65.3 million in comparison to $53.7 million for the same period a year earlier. The increase in North American sales over the prior comparable period reflected increased defibrillator sales, particularly the shipments to the United States military; the addition of our AED Plus product; and stronger software sales to

EMS customers. International sales increased 69% to $24.3 million in comparison to $14.4 million for the same period a year earlier. International sales reflected strength from both our direct and distributor operations. Our direct subsidiaries in the United Kingdom, Germany and Australia have grown very well, more than doubling sales for the same period in the prior year. Our distributor operations have also performed well, particularly in Europe.

Gross margin for the six months ended March 30, 2003 was 54.1% compared to 56.1% for the comparable prior period. The lower margin was driven by a shift in our geographic mix, as our International sales (which generally have lower margins as described above) growth outpaced North American sales growth during the period. International shipments during the six months ended March 30, 2003 have increased approximately 69% from the prior year and accounted for 27% of our consolidated sales. In addition, increased shipments to the United States military reduced margins as these shipments reflect volume pricing.

Selling and marketing expenses remained relatively constant as a percentage of net sales at 33%. Selling and marketing expenses increased $7.0 million or 31% for the six months ended March 30, 2003 compared to the six months ended March 31, 2002. This increase reflects expansion of our international sales force, worldwide public access defibrillation distribution expansion, increases to the North America sales management team, new North America training resources and normal additions to our North America direct sales force. Also contributing to the increase were additional resources dedicated to our global marketing effort for our AED Plus product.

General and administrative expenses decreased as a percentage of net sales to 6.9% from 7.4%. General and administrative expenses increased $1.2 million or 24% for the six months ended March 30, 2003 compared to the six months ended March 31, 2002. The increase from the comparable prior period primarily reflects additional personnel and related costs to support our growth, increased employer contributions to our defined contribution 401k Plan, higher insurance premiums, and legal fees associated with settlement of a patent infringement suit.

Research and development expenses decreased as a percentage of net sales to 7.5% from 8.3%. Research and development expenses increased $1.1 million or 19% for the six months ended March 30, 2003 compared to the six months ended March 31, 2002. This change reflects additional personnel we have hired to support ongoing future product development.

Our effective tax rate decreased from 34% to 33% for the six months ended March 30, 2003 as compared to the same period in fiscal 2002, reflecting increased research and development credits stemming from the development of our CCT and AED Plus products.


LIQUIDITY AND CAPITAL RESOURCES

Our total cash, cash equivalents and marketable securities decreased $282,000 for the six months ended March 30, 2003. Our cash and cash equivalents at March 30, 2003 totaled $55.0 million compared with $55.7 million at September 29, 2002. In addition, we had marketable securities amounting to $10.5 million at March 30, 2003 in comparison to $10.1 million at September 29, 2002.

Cash provided by operating activities for the six months ended March 30, 2003 was $4.7 million as compared to $9.6 million during the same period in fiscal year 2002. This decrease was primarily attributable to increases in accounts receivable, inventory, and early payment of vendor invoices in order to take advantage of early payment discount opportunities, offset by improved net earnings, stock option tax benefits, and increased depreciation expense. Accounts receivable increased as a result of higher revenues however, our days of sales outstanding remained consistent. Inventory has increased as we prepare for higher sales volumes of our M-Series and AED Plus products.

Cash used for investing activities amounted to $6.5 million during the six months ended March 30, 2003 compared to $8.2 million during the six months ended March 31, 2002. This change reflects equity investments totaling approximately $3.0 million in Lifecor, Inc., ResQSystems, Inc., and AED@Home, which were offset by fewer fixed asset additions and an increased number of sales of marketable securities than in the same period a year ago.

Cash provided by financing activities was $1.0 million for the six months ended March 30, 2003 compared to $330,000 for the same period in fiscal year 2002 reflecting increased stock option activity.

We maintain a working capital line of credit with our bank. Under this working capital line, we may borrow on a demand basis. Currently, we may borrow up to $12.0 million at an interest rate equal to the bank's base rate. No borrowings were outstanding on this line at the end of the second quarter of fiscal 2003.

Our only contractual obligations consist of operating lease commitments. Our total lease commitments are approximately $9.5 million, of which $1.2 million is due in less than one year, $4.8 million is due in one to four years, and $3.5 million is due in five to eight years. In March 2003, we executed a long-term lease on a new facility in Chelmsford, Massachusetts, which is effective beginning in July 2003.

We believe that the cash generated by operations and amounts available under our existing line of credit will be sufficient to meet our ongoing operating and capital expenditure requirements for at least the remainder of the fiscal year.

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

REVENUE RECOGNITION

Revenues from sales of cardiac resuscitation devices, disposable electrodes and accessories are recognized when a signed non-cancelable purchase order exists, the product is shipped, title and risk of loss have passed to the customer, the fee is fixed and determinable, and collection is considered probable. Revenues are recorded net of estimated returns.

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

As of March 30, 2003 our accounts receivable balance of $43.8 million is reported net of allowances for doubtful accounts of $3.7 million. We believe our reported allowances at March 30, 2003 are adequate. If the financial conditions of our customers were to deteriorate, resulting in their inability to make payments, we may need to record additional allowances, resulting in additional expenses being recorded for the period in which such determination was made.

WARRANTY RESERVES

Our products are sold with warranty provisions that require us to remedy deficiencies in quality or performance over a specified period of time, usually one to five years. We provide for the estimated cost of product warranties at the time revenue is recognized. While we engage in product quality programs and processes, our warranty obligation is affected by product failure rates, material usage and service delivery costs incurred in correcting a product failure. We believe that our recorded liability of $2.6 million at March 30, 2003 is adequate to cover future costs for the servicing of our products sold through that date. If actual product failure rates, material usage or service delivery costs differ from our estimates, revisions to the estimated warranty liability would be required.

INVENTORY RESERVES

Significant management judgment is required to determine the reserve for obsolete or excess inventory. Inventory on hand may exceed future demand either because the product is outdated, obsolete, or because the amount on hand is in excess of future needs. We provide for the total value of inventories that we determine to be obsolete based on criteria such as customer demand and changing technologies. At March 30, 2003, our inventory reserves were $2.4 million, or 6.7% of our $35.9 million gross inventories.

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

RISK FACTORS

  IF WE FAIL TO COMPETE SUCCESSFULLY IN THE FUTURE AGAINST EXISTING OR POTENTIAL COMPETITORS, OUR OPERATING RESULTS MAY BE ADVERSELY AFFECTED

    Our principal global competitors with respect to our entire cardiac resuscitation equipment product line are Physio-Control Corporation and Royal Philips Electronics. Physio-Control is a subsidiary of Medtronic, Inc., a leading medical technology company and Agilent Technologies' Healthcare Solutions Group is now part of the Medical Systems division of Royal Philips Electronics. Physio-Control has been the market leader in the defibrillator industry for over twenty years. As a result of Physio-Control's dominant position in this industry, many potential customers have relationships with Physio-Control that could make it difficult for us to continue to penetrate the markets for our products. In addition, Physio-Control, its parent and Royal Philips Electronics and other competitors each have significantly greater resources than we do. Accordingly, Physio-Control, Royal Philips Electronics and other competitors could substantially increase the resources they devote to the development and marketing of products that are competitive with ours. These and other competitors may develop and successfully commercialize medical devices that directly or indirectly accomplish what our products are designed to accomplish in a superior and/or less expensive manner. For example, we expect our competitors to develop and sell devices in the future that will compete directly with our M Series product line and although our biphasic waveform technology is unique, our competitors have devised alternative biphasic waveform technology. We have also licensed our biphasic waveform technology to GE Medical Systems Information Technologies.

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

  THE COMPANY'S LEASE IN BURLINGTON, MASS. EXPIRES IN JULY 2003, AND WE WILL RELOCATE ALL OF THE OPERATIONS CURRENTLY CONDUCTED IN BURLINGTON TO A NEW LOCATION IN CHELMSFORD, MASS. WHICH MAY CAUSE A DISRUPTION.

    The Company's lease at its Burlington, Mass. facility expires in July 2003. This facility houses our corporate headquarters, Sales and Marketing, and R&D departments, and manufacturing and distribution for our capital equipment line of business. We have executed a long-term lease on a new facility in Chelmsford, Mass. We plan to relocate our operations in July 2003. We have been planning this move for a long time and do not believe it is likely to cause a material disruption to our business.

  THE CURRENT SEVERE ACUTE RESPIRATORY SYNDROME (SARS) MAY AFFECT OUR ABILITY TO APPROACH CUSTOMERS AND SELL OUR EQUIPMENT INTO AREAS WHERE THE ILLNESS IS MOST CONCENTRATED.

    Our sales personnel have seen restricted access to hospitals in Toronto and Hong Kong. If the current SARS illness spreads into significant parts of Europe and the United States we may experience difficulties in approaching, demonstrating, and selling our products to health facilities where the illness is most severe.

  THE AED PAD (PUBLIC ACCESS DEFIBRILLATION) BUSINESS IS NEW TO US. IF WE ARE NOT SUCCESSFUL IN ENTERING THIS BUSINESS SEGMENT, OUR OPERATING RESULTS MAY BE AFFECTED.

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

    We have noticed that as the PAD market has grown, there have been an increasing number of smaller, start-up companies entering the market. In order to gain market share, these companies compete mainly on price. If these companies are able to capture a larger market share with lower prices, this may cause declining prices and negatively affect our operating results.

    Two of our major competitors have announced plans to enter the home market. We have also announced such a plan and if our plan turns out to be less effective or efficient, we might have difficulty building market share.

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

  THE WAR ON TERRORISM AND THE IMPACT OF A BIO-TERROR THREAT MAY CAUSE OUR CUSTOMERS TO STOP OR DELAY BUYING OUR PRODUCTS, RESULTING IN LOWER REVENUES

    The current war on terrorism and a threat of a bio-terror attack may have a significant impact on our customers' ability or willingness to buy our products. Our customers may have to divert their funding, earmarked for capital equipment purchases to the purchase of other medical equipment and supplies to fight any potential bio-terror attack. The war on terrorism may cause the diversion of any government funding of hospitals and EMS services for capital equipment purchases to the war effort. Such diversion of money may result in decreased revenues.

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

  WE MAY NOT BE ABLE TO OBTAIN APPROPRIATE REGULATORY APPROVALS FOR OUR NEW PRODUCTS

    The manufacture and sale of our products are subject to regulation by numerous governmental authorities, principally the FDA and corresponding state and foreign agencies. The FDA administers the Federal Food, Drug and Cosmetic Act, as amended, and the rules and regulations promulgated hereunder. Some of our products have been classified by the FDA as Class II devices and others, such as our automated external defibrillators, have been classified as Class III devices. All of these devices must secure a 510(k) pre-market notification clearance before they can be introduced into the U.S. market. The process of obtaining 510(k) clearance typically takes several months and may involve the submission of limited clinical data supporting assertions that the product is substantially equivalent to another medical device on the market prior to 1976. Delays in obtaining 510(k) clearance could have an adverse effect on the introduction of future products. Moreover, approvals, if granted, may limit the uses for which a product may be marketed, which could reduce or eliminate the commercial benefit of manufacturing any such product.

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

  OUR CURRENT AND FUTURE INVESTMENTS MAY LOSE VALUE IN THE FUTURE

    We have made a $3.5 million investment in LifeCor, Inc., a development stage company and have agreed in certain circumstances to invest another $1.5 million. In addition, we hold minor investments in ResQSystems, Inc. and AED@Home and may in the future invest in the securities of other companies and participate in joint venture agreements. These investments and future investments are subject to the risks that the entities in which we invest will become bankrupt or lose money. Investing in securities involves risks and no assurance can be made as to the profitability of any investment. Our inability to identify profitable investments could adversely affect our financial condition and results of operations. Unless we hold a majority position in an investment or joint venture, we will not be able to control all of the activities of the companies in which we invest or the joint ventures in which we are participating. Because of this, such entities may take actions against our wishes and not in furtherance of, and even opposed to, our business plans and objectives. These investments are also subject to the risk of impasse if no one party exercises ultimate control over the business decisions.

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

  OUR INTERNATIONAL SALES EXPOSE OUR BUSINESS TO A VARIETY OF RISKS THAT COULD RESULT IN SIGNIFICANT FLUCTUATIONS IN OUR RESULTS OF OPERATIONS

    Approximately 31% of our sales for the six months ended March 30, 2003 were made to foreign purchasers and we plan to increase the sale of our products to foreign purchasers in the future. As a result, a significant portion of our sales is and will continue to be subject to the risks of international business, including:

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

We have international offices in Canada, United Kingdom, Netherlands, France, Germany, and Australia. These subsidiaries transact business in their functional or local currency. Therefore, we are exposed to foreign currency exchange risks and fluctuations in foreign currencies, along with economic and political instability in the foreign countries in which we operate, all of which could adversely impact our results of operations and financial condition.

We use forward contracts to reduce our exposure to foreign currency risk due to fluctuations in exchange rates underlying the value of intercompany accounts receivable denominated in foreign currencies. A forward contract obligates us to exchange predetermined amounts of specified foreign currencies at specified exchange rates on specified dates. These forward contracts are denominated in the same currency in which the underlying foreign currency receivables are denominated and bear a contract value and maturity date that approximate the value and expected settlement date, respectively, of the underlying transactions. Unrealized gains and losses on open contracts at the end of each accounting period, resulting from changes in the fair value of these contracts, are recognized in earnings generally in the same period as exchange gains and losses on the underlying foreign denominated receivables are recognized. Gains and losses on forward contracts and foreign denominated receivables are included in investment and other income.

We had a forward exchange contract outstanding in the notional amount of $4.3 million at March 30, 2003. This contract serves as a hedge of a substantial portion of our Euro-denominated intercompany balances. The fair value of this foreign currency derivative contract outstanding at March 30, 2003 was $4,296,000. A sensitivity analysis of a change in the fair value of the derivative foreign exchange contract outstanding at March 30, 2003 indicates that, if the U.S. dollar weakened by 10% against the Euro, the fair value of this contract would decrease by $430,000. Conversely, if the U.S. dollar strengthened by 10% against the Euro, the fair value of this contract would increase by $391,000. Any gains and losses on the fair value of the derivative contract would be largely offset by losses and gains on the underlying transaction. These offsetting gains and losses are not reflected in the analysis above.

                    EXCHANGE RATE SENSITIVITY: MARCH 30, 2003
                                 (AMOUNTS IN $)
                             EXPECTED MATURITY DATES

                      2003         2004       2005       2006       2007        THEREAFTER        TOTAL       FAIR VALUE
                   ----------      ----       ----       ----       ----        ----------     ----------     ----------
FORWARD
EXCHANGE
AGREEMENTS
(RECEIVE $/PAY
EURO)
CONTRACT AMOUNT    $4,296,000       $-         $-         $-         $-             $-         $4,296,000     $4,296,000
                   ----------      ----       ----       ----       ----        ----------     ----------     ----------

AVERAGE
CONTRACT
EXCHANGE RATE        1.074           -          -          -          -              -            1.074            -
                   ----------      ----       ----       ----       ----        ----------     ----------     ----------

ITEM 4. CONTROLS AND PROCEDURES

Within 90 days prior to the filing of this report with the SEC, an evaluation had been performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective as of March 30, 2003. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to March 30, 2003.

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

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.

           Not Applicable.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

           The following matters were voted upon and approved at the Company's Annual Meeting of Stockholders held on February 13, 2003. On the record date of December 31, 2002 there were 8,996,882 shares issued, outstanding and eligible to vote, of which 8,139,307 or 90% were represented at the meeting either in person or by proxy.

           The proposal to elect the following three Class II directors to serve for a three year term:


                                             Votes For         Votes Withheld
           Willard M. Bright                 8,076,672              62,635
           Thomas M. Claflin                 8,067,843              71,464
           M. Stephen Heilman                7,799,563             339,744

           The terms of the Class III directors, Mr. Packer and Dr. Biondi, and the Class I directors, Messrs. Mulvena and Smith, continued after the meeting and expire at the annual meeting of stockholders in 2004 and 2005, respectively.

ITEM 5.    OTHER INFORMATION.

           Not Applicable.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           (a)   Exhibits
                 Not Applicable

           (b)   Reports on Form 8-K.

                 Form 8-K, filed on April 17, 2003 related to the press release discussing the results of the three and six months ended March 30, 2003.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 14, 2003.

                                                        ZOLL MEDICAL CORPORATION
                                                                    (Registrant)


Date:   May 14, 2003            By:  /s/  Richard  A. Packer
                                     -----------------------------------
                                Richard A. Packer, Chairman and Chief Executive
                                Officer (Principal Executive Officer)



Date:   May 14, 2003             By:  /s/  A. Ernest Whiton
                                      ----------------------------------
                                 A. Ernest Whiton, Vice President of
                                 Administration and Chief Financial Officer
                                 (Principal Financial and Accounting Officer)

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


Date: May 14, 2003



                                    /s/ Richard A. Packer
                                    -------------------------------------------
                                    Richard A. Packer
                                    Chief Executive Officer

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

Date: May 14, 2003



                                       /s/ A. Ernest Whiton
                                       ----------------------------------------
                                       A. Ernest Whiton
                                       Vice President of Administration and
                                       Chief Financial Officer