Form 10-Q
period 2003-06-29
ZOLL MEDICAL CORPORATION
filed 2003-08-13
CIK 887568

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

    [X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934.
           FOR THE THREE MONTH PERIOD FROM MARCH 31, 2003 TO JUNE 29, 2003.

           Or

    [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
           For the transition period from      to     .

                         Commission file number 0-20225

                            ZOLL MEDICAL CORPORATION
              ---------------------------------------------------
             (Exact name of registrant as specified in its charter)


    MASSACHUSETTS                                        04-2711626
---------------------------------                     --------------------------
  (State or other jurisdiction                         (IRS Employer
  of incorporation or organization)                    Identification number)



   269 MILL ROAD, CHELMSFORD, MA                        01824-4105
---------------------------------                     --------------------------
  (Address of principal executive                      (Zip Code)
  offices)

                                 (978) 421-9655
                                 --------------
              (Registrant's telephone number, including area code)

                   32 SECOND AVENUE, BURLINGTON, MA 01803-4420
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report.)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

    Yes   X    No
        ----     ----
    Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

    Yes   X    No
        ----     ----


    Indicate the number of shares outstanding of each of the issuer's classes of common stock:

                Class                   Outstanding at August 1, 2003
       Common Stock, $0.02 par
                value                           9,059,060

                       This document consists of 27 pages.

                            ZOLL MEDICAL CORPORATION

                                      INDEX

                                                                                   PAGE NO.
            PART I. FINANCIAL INFORMATION

            ITEM 1. Financial Statements:

                    Consolidated Balance Sheets (unaudited)                            3
                    June 29, 2003 and September 29, 2002

                    Consolidated Income Statements (unaudited)                         4
                    Three and Nine Months Ended June 29, 2003 and June 30,
                    2002

                    Consolidated Statements of Cash Flows (unaudited)                  5
                    Nine Months Ended June 29, 2003 and June 30, 2002

                    Notes to Consolidated Financial Statements (unaudited)             6

            ITEM 2. Management's Discussion and Analysis of Financial Condition       10
                     and Results of Operations

            ITEM 3. Quantitative and Qualitative Disclosures About Market Risk        22

            ITEM 4. Controls and Procedures                                           23

            PART II. OTHER INFORMATION

            ITEM 1. Legal Proceedings                                                 24

            ITEM 2. Changes in Securities and Use of Proceeds                         24

            ITEM 3. Defaults Upon Senior Securities                                   24

            ITEM 4. Submission of Matters to a Vote of Security-Holders               24

            ITEM 5. Other Information                                                 24

            ITEM 6. Exhibits and Reports on Form 8-K                                  24

                    Signatures                                                        25

                    Certifications                                                    26

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                            ZOLL MEDICAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                     (000's omitted, except per share data)
                                   (Unaudited)

                                                                       JUNE 29,       SEPTEMBER 29,
                                                                         2003              2002
                   ASSETS
Current assets:
        Cash and cash equivalents                                     $  56,050         $  55,658
        Marketable securities                                            10,331            10,130

        Accounts receivable, less allowance of $4,272 at
            June 29, 2003, and $3,462 at September 29, 2002              42,288            42,927
        Inventories:
            Raw materials                                                11,978             8,936
            Work-in-process                                               5,125             4,610
            Finished goods                                               18,723            15,594
                                                                      ---------         ---------
                                                                         35,826            29,140
        Prepaid expenses and other current assets                         3,889             4,049
                                                                      ---------         ---------
             Total current assets                                       148,384           141,904
Property and equipment, at cost:
        Land and building                                                 3,527             3,517
        Machinery and equipment                                          33,181            28,543
        Construction in progress                                          2,076             1,692
        Tooling                                                           7,642             7,265
        Furniture and fixtures                                            1,950             1,738
        Leasehold improvements                                            1,309             1,336
                                                                      ---------         ---------
                                                                         49,685            44,091
             Less accumulated depreciation                               28,977            24,549
                                                                      ---------         ---------
        Net property and equipment                                       20,708            19,542
Other assets, net                                                         8,610             4,408
                                                                      ---------         ---------
                                                                      $ 177,702         $ 165,854
                                                                      =========         =========

                   LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
        Accounts payable                                              $   7,992         $  10,014
        Accrued expenses and other liabilities                           17,112            12,780
                                                                      ---------         ---------
             Total current liabilities                                   25,104            22,794
Deferred income taxes                                                     1,148             1,148
Commitments and contingencies
Stockholders' equity:
        Preferred stock, $0.01 par value, authorized 1,000
            shares, none issued and outstanding
        Common stock, $0.02 par value, authorized 19,000
            shares, 9,058 and 8,942 issued and outstanding at
            June 29, 2003 and September 29, 2002, respectively              182               179
        Capital in excess of par value                                   99,616            97,512
        Accumulated other comprehensive loss                             (1,386)             (835)
        Retained earnings                                                53,038            45,056
                                                                      ---------         ---------
             Total stockholders' equity                                 151,450           141,912
                                                                      ---------         ---------
                                                                      $ 177,702         $ 165,854
                                                                      =========         =========

            See notes to unaudited consolidated financial statements.

                            ZOLL MEDICAL CORPORATION
                         CONSOLIDATED INCOME STATEMENTS
                     (000's omitted, except per share data)
                                   (Unaudited)


                                                 THREE MONTHS ENDED               NINE MONTHS ENDED
                                              JUNE 29,         JUNE 30,       JUNE 29,         JUNE 30,
                                                2003            2002            2003             2002
Net sales                                     $ 44,716        $ 34,792        $134,397        $102,850
Cost of goods sold                              19,353          14,810          60,541          44,716
                                              --------        --------        --------        --------
Gross profit                                    25,363          19,982          73,856          58,134

Expenses:
      Selling and marketing                     14,817          12,056          44,214          34,488
      General and administrative                 3,088           2,997           9,298           8,015
      Research and development                   3,575           2,922          10,275           8,572
                                              --------        --------        --------        --------
           Total expenses                       21,480          17,975          63,787          51,075

Income from operations                           3,883           2,007          10,069           7,059


Investment and other income                        515             866           1,845           1,557
                                              --------        --------        --------        --------
Income before income taxes                       4,398           2,873          11,914           8,616
Provision for income taxes                       1,451             974           3,931           2,926
                                              --------        --------        --------        --------
Net income                                    $  2,947        $  1,899        $  7,983        $  5,690
                                              ========        ========        ========        ========

Basic earnings per common share               $   0.33        $   0.21        $   0.89        $   0.64
                                              ========        ========        ========        ========
Weighted average common shares                   9,056           8,929           9,019           8,912
outstanding

Diluted earnings per common and common
equivalent share                              $   0.32        $   0.21        $   0.87        $   0.62
                                              ========        ========        ========        ========
Weighted average number of common and
common equivalent shares outstanding             9,220           9,181           9,203           9,157


            See notes to unaudited consolidated financial statements.

                            ZOLL MEDICAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (000's omitted)
                                   (Unaudited)


                                                                       NINE MONTHS ENDED
                                                                   JUNE 29,         JUNE 30,
                                                                     2003             2002
OPERATING ACTIVITIES:
        Net income                                                 $  7,983         $  5,690

Charges not affecting cash:
        Depreciation and amortization                                 5,768            4,895
        Tax benefit from the exercise of stock options                1,018              453
Changes in current assets and liabilities:

        Accounts receivable                                           1,773            3,402
        Inventories                                                  (8,495)          (8,446)
        Prepaid expenses and other current assets                      (393)            (584)
        Accounts payable and accrued expenses                           555            6,492
                                                                   --------         --------
           Cash provided by operating activities                      8,209           11,902

INVESTING ACTIVITIES:
        Purchases of marketable securities                          (15,580)         (17,653)
        Sales of marketable securities                               15,258           23,109
        Additions to property and equipment                          (5,063)          (6,367)
        Other assets, net                                            (3,962)              81
                                                                   --------         --------
              Cash used for investing activities                     (9,347)            (830)

FINANCING ACTIVITIES:
        Exercise of stock options                                     1,088              561
                                                                   --------         --------
              Cash provided by financing activities                   1,088              561
Effect of exchange rates on cash and cash equivalents                   442             (220)
                                                                   --------         --------
              Net increase in cash and cash equivalents                 392           11,413
        Cash and cash equivalents at beginning of period             55,658           45,303
                                                                   --------         --------
        Cash and cash equivalents at end of period                 $ 56,050         $ 56,716
                                                                   ========         ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
        Cash paid during the period:
              Income taxes                                         $  2,962         $  1,638


            See notes to unaudited consolidated financial statements.

                            ZOLL MEDICAL CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.    Basis of Presentation

      The Consolidated Balance Sheet as of June 29, 2003, the Consolidated Income Statements for the three and nine months ended June 29, 2003 and June 30, 2002, and the Consolidated Statements of Cash Flows for the nine months ended June 29, 2003 and June 30, 2002 are unaudited, but in the opinion of management include all adjustments, consisting of normal recurring items, necessary for a fair presentation of results for these interim periods. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Examples include provisions for returns, bad debts and the estimated lives of fixed assets. Actual results may differ from these estimates. The results for the interim periods are not necessarily indicative of results to be expected for the entire year. The information contained in the interim financial statements should be read in conjunction with the Company's audited financial statements as of and for the year ended September 29, 2002 included in its Form 10-K filed with the Securities and Exchange Commission ("SEC") on December 30, 2002. Certain reclassifications may have been made to the prior years' unaudited consolidated financial statements to conform to the current period presentation with no impact on net income.

2.    Segment and Geographic Information

      Segment information: The Company operates in a single business segment: the design, manufacture and marketing of an integrated line of proprietary non-invasive cardiac resuscitation devices, and systems used for emergency resuscitation of cardiac arrest victims. In order to make operating and strategic decisions, ZOLL's chief operating decision maker evaluates revenue performance based on the worldwide revenues of four customer/product categories but, due to shared infrastructures, profitability based on an enterprise-wide measure. These customer/product categories consist of (1) the sale of cardiac resuscitation devices and accessories to the North American hospital market, (2) the sale of the same items and data collection management software to the North American pre-hospital market, (3) the sale of disposable/other products in North America, (4) the sale of cardiac resuscitation devices, accessories, disposable electrodes and data collection management software to the international market.

      Net sales by customer/product categories were as follows:

      (000's omitted)

                                              THREE MONTHS ENDED      NINE MONTHS ENDED
                                              ------------------      -----------------
                                             JUNE 29,    JUNE 30,   JUNE 29,     JUNE 30,
                                              2003        2002        2003         2002
    Hospital Market - North America          $13,691     $11,925    $ 44,784     $ 35,686
    Pre-hospital Market - North America       15,134      10,442      39,588       30,709
    Other - North America                      4,992       4,836      14,784       14,499
    International Market                      10,899       7,589      35,241       21,956
                                             -------     -------    --------     --------
                                             $44,716     $34,792    $134,397     $102,850
                                             =======     =======    ========     ========

      The Company reports assets on a consolidated basis to the chief operating decision maker.

      Geographic information: Net sales by major geographical area, determined on the basis of destination of the goods, are as follows:

      (000's omitted)

                                              THREE MONTHS ENDED       NINE MONTHS ENDED
                                              ------------------       -----------------
                                             JUNE 29,    JUNE 30,     JUNE 29,    JUNE 30,
                                              2003        2002         2003        2002
    United States                            $32,666     $25,601     $ 94,988    $ 76,717
    Foreign                                   12,050       9,191       39,409      26,133
                                             -------     -------      -------     -------
                                             $44,716     $34,792     $134,397    $102,850
                                             =======     =======      =======     =======

3.    Comprehensive Income

      The Company computes comprehensive income in accordance with Statement of Financial Accounting Standards No. 130 "REPORTING COMPREHENSIVE INCOME" (SFAS 130). SFAS 130 establishes standards for the reporting and display of comprehensive income and its components in the financial statements. Other comprehensive income, as defined, includes all changes in equity during a period from non-owner sources, such as unrealized gains and losses on available-for-sale securities and foreign currency translation. Total comprehensive income for the three months and nine months ended June 29, 2003 and June 30, 2002 were as follows:

      (000's omitted)

                                             THREE MONTHS ENDED              NINE MONTHS ENDED
                                             ------------------              -----------------
                                           JUNE 29,       JUNE 30,        JUNE 29,        JUNE 30,
                                            2003            2002            2003            2002

Net income                                 $ 2,947         $ 1,899         $ 7,983        $ 5,690
Unrealized gain (loss) on                      (36)             39             (28)          (181)
available-for-sales securities, net
of tax
Foreign currency translation                  (396)           (366)           (523)          (403)
adjustment
                                           -------         -------         -------        -------
Total comprehensive income                 $ 2,515         $ 1,572         $ 7,432        $ 5,106
                                           =======         =======         =======        =======


4.    Stock Option Plans

      At June 29, 2003, the Company had three stock-based compensation plans. The Company's 1992 and 2001 stock option plans provide for the granting of options to officers and other key employees to purchase the Company's Common Stock at a purchase price, in the case of incentive stock options, at least equal to the fair market value per share of the outstanding Common Stock of the Company at the time the option is granted, as determined by the Compensation Committee of the Board of Directors. Options are no longer granted under the 1992 plan. The options become exercisable ratably over two or four years and have a maximum life of 10 years. The Company's Non-employee Director Stock Option Plan provides for the grant of options to purchase 10,000 shares of Common Stock to Directors of the Company who are not also employees of the Company or any of its subsidiaries upon the Directors' initial appointment to the Board of Directors. The Non-employee Director options vest in equal annual installments over a four year period. The Non-employee Director options are granted at an exercise price equal to the fair market value of the Common Stock on the date the option is granted.

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

      (000's omitted, except per share data)

                                             THREE MONTHS ENDED                   NINE MONTHS ENDED
                                             ------------------                   -----------------
                                          JUNE 29,         JUNE 30,           JUNE 29,          JUNE 30,
                                            2003             2002              2003              2002
Net income-as reported                    $ 2,947           $ 1,899           $ 7,983           $ 5,690
Deduct: Total stock-based employee
compensation expense determined
under fair value based methods for
all awards, net of related tax
effects                                      (760)             (636)           (2,174)           (1,774)
                                          -------           -------           -------           -------
Net income-pro forma                      $ 2,187           $ 1,263           $ 5,809           $ 3,916
                                          =======           =======           =======           =======
Earnings per share:
Basic - as reported                       $  0.33           $  0.21           $  0.89           $  0.64
                                          =======           =======           =======           =======
Basic - pro forma                         $  0.24           $  0.14           $  0.64           $  0.44
                                          =======           =======           =======           =======
Diluted - as reported                     $  0.32           $  0.21           $  0.87           $  0.62
                                          =======           =======           =======           =======
Diluted - pro forma                       $  0.24           $  0.14           $  0.63           $  0.43
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

                                                         Three Months Ended                Nine Months Ended
                                                         ------------------                -----------------
(000's omitted)                                    June 29, 2003   June 30, 2002     June 29, 2003   June 30, 2002
Average shares outstanding
        for basic earnings per share                    9,056           8,929             9,019           8,912
Dilutive effect of stock options                          164             252               184             245
                                                        -----           -----             -----           -----
Average shares outstanding

        for diluted earnings per share                  9,220           9,181             9,203           9,157
                                                        =====           =====             =====           =====

6.    Derivative Instruments and Hedging Activities

      The Company recognizes all derivative financial instruments in the consolidated financial statements at fair value, regardless of the purpose or intent for holding the instrument, in accordance with FASB Statement No. 133, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES." Changes in the fair value of derivative instruments are recorded in earnings unless hedge accounting criteria are met. For derivative instruments designated as fair value hedges, the changes in fair value of both the derivative instrument and the hedged item are recorded in earnings under investment and other income. The Company does not enter into any derivative transaction for speculative purposes.

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

      The Company had two forward exchange contracts outstanding in the notional amount of approximately $5.0 million at June 29, 2003, and zero at June 30, 2002. These contracts serve as a hedge of a substantial portion of our Euro-denominated and Canadian Dollar-denominated intercompany balances and mature in three months. The fair value of these foreign currency derivative contracts outstanding at June 29, 2003 and June 30, 2002 were approximately $5.3 million and zero, respectively. Net foreign exchange losses recognized to date on these forward exchange contracts totaled approximately $331,000.

7.    Product Warranties

      The Company typically offers one-year and five-year product warranties for most of its products. The Company provides for the estimated cost of product warranties at the time product revenue is recognized. Factors that affect the Company's warranty reserves include the number of units sold, historical and anticipated rates of warranty repairs and the cost per repair. The Company periodically assesses the adequacy of the warranty reserve and adjusts the amount as necessary.

      Product warrant activity for the nine months ended June 29, 2003 is as follows:

      (000's omitted)

                                               ACCRUALS FOR
                                                WARRANTIES       DECREASE TO
                             BALANCE AT       ISSUED DURING      PREEXISTING       BALANCE AT
                          SEPTEMBER 29, 2002    THE PERIOD        WARRANTIES      JUNE 29, 2003
                          ------------------    ----------        ----------    ---------------
                                $1,723            $678              $447             $1,954


8.    Recent Accounting Pronouncements

      In December 2002, the FASB issued Interpretation No. 45, "GUARANTOR'S ACCOUNTING AND DISCLOSURE REQUIREMENTS", which requires the disclosure of any guarantees in place prior to December 31, 2002 and the recognition of a liability for the fair value of any guarantees entered into or modified after that date. The Company is not a guarantor in arrangements that require the recognition of a liability or disclosure under Interpretation No. 45, therefore the application of this statement did not have an impact the Company's consolidated financial statements.

      In January 2003, the FASB issued Interpretation No. 46, "CONSOLIDATION OF VARIABLE INTEREST ENTITIES", to clarify the conditions under which the assets, liabilities and activities of another entity should be consolidated into the financial statements of a company. Interpretation No. 46 requires the consolidation of a variable interest entity by a company that bears the majority of the risk of loss from the variable interest entity's activities or is entitled to receive the majority of the variable interest entity's residual returns. The provisions of Interpretation No. 46 are required to be adopted by the Company in the fourth quarter of fiscal 2003. The Company currently has minor equity investments in LifeCor, Inc., Advanced Circulatory Systems, Inc. (formerly ResQSystems, Inc.) and AED@Home with a carrying value of approximately $5.0 million. The Company is in the process of determining the effect of adoption of Interpretation No. 46, but does not believe it will materially impact the Company's consolidated results of operations.

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

      In May 2003, the FASB issued SFAS No. 150, "ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY." SFAS No. 150 changes the accounting for certain financial instruments that, under previous guidance, could be classified as equity or "mezzanine" equity, by now requiring those instruments to be classified as liabilities (or assets in some circumstances) in the statement of financial position. Further, SFAS No. 150 requires disclosure regarding the terms of those instruments and settlement alternatives. The guidance in SFAS 150 generally is effective for all financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. We have evaluated SFAS No. 150 and determined that it does not have an impact on our Company's consolidated financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 29, 2003 COMPARED TO THREE MONTHS ENDED JUNE 30, 2002

Net sales increased 29% to $44.7 million for the three months ended June 29, 2003, as compared to $34.8 million for the same period a year earlier. The increase in sales over the prior quarter in 2002 can be attributed to increased market share gains with our AED Plus product and a prior year production problem which led to lower shipments in the prior comparable period of approximately $3 million. Sales to the North American hospital market amounted to $13.7 million, a 15% increase in comparison to $11.9 million for the same period a year prior. Sales to the North American pre-hospital market increased 45% to $15.1 million, up from $10.4 million in the previous year. Total North American sales increased 24% to $33.8 million in comparison to $27.2 million for the same period a year earlier. Total sales of the AED Plus product amounted to $4.8 million in comparison to $0.8 million for the same period last year. International sales increased 44% to $10.9 million in comparison to $7.6 million for the same period a year earlier. International direct sales operations continue to perform well as compared to the prior year period, particularly in the United Kingdom and Germany which approximately doubled their sales. Distributor operations also exceeded the prior year, with continued growth in China and the Middle East.

Gross margin for the three months ended June 29, 2003 decreased to 56.7% as compared to 57.4% for the comparable prior year quarter. The lower margin from the prior comparable period is due to increased shipments to the military market, including the balance of the United States military order and shipments to the German Army. These shipments have lower margins due to volume pricing.

Selling and marketing expenses decreased as a percentage of net sales to 33.1% as compared to 34.7% for the same period a year earlier. Selling and marketing expenses in total increased $2.8 million or 23% for the three months ended June 29, 2003 compared to the three months ended June 30, 2002. The increase in selling and marketing expense reflects our continued investment in our international operations, expansion of our AED Plus sales force, additions to the U.S. sales management team, and new U.S. training resources.

General and administrative expenses decreased as a percentage of net sales to 6.9% from 8.6%. General and administrative expenses increased $91,000 or 3% for the three months ended June 29, 2003 compared to the three months ended June 30, 2002. This increase was due primarily to staffing and related personnel costs.

Research and development expenses remained relatively constant as a percentage of net sales at 8%. Research and development expenses increased $653,000 or 22% for the three months ended June 29, 2003 compared to the three months ended June 30, 2002. This change reflects additional personnel we have hired to support ongoing future product development.

Our effective tax rate decreased from 34% to 33% for the three months ended June 29, 2003 as compared to the same period in fiscal 2002, reflecting increased use of research and development credits stemming from the development of our CCT and AED Plus products.

NINE MONTHS ENDED JUNE 29, 2003 COMPARED TO NINE MONTHS ENDED JUNE 30, 2002

Our net sales increased 31% to $134.4 million for the nine months ended June 29, 2003 as compared to $102.9 million for the same period a year earlier. Sales to the North American hospital market amounted to $44.8 million, a 25% increase in comparison to $35.7 million for the same period a year prior. Sales to the North American pre-hospital market increased 29% to $39.6 million, up from $30.7 million in the previous year. Total North American sales increased 23% to $99.2 million in comparison to $80.9 million for the same period a year earlier. The increase in North American sales over the prior comparable period reflected increased defibrillator sales, particularly the shipments to the United States military; the addition of our AED Plus product; and stronger software sales to EMS customers. Total sales of the AED Plus product amounted to $13.6 million in comparison to $0.8 million for the same period last year. International sales increased 60% to $35.2 million in comparison to $22.0 million for the same period a year earlier. International sales reflected strength from both our direct and distributor operations. Our direct subsidiaries' growth was driven by the United Kingdom and Germany, nearly doubling sales for the same period in the prior year. Our distributor operations continue to perform well, particularly in the Middle East, China, and Europe.

Gross margin for the nine months ended June 29, 2003 was 55.0% compared to 56.5% for the comparable prior period. The lower margin was driven by a shift in our geographic mix, as our International sales (which generally have lower margins) growth outpaced North American sales growth during the period. International shipments during the nine months ended June 29, 2003 have increased approximately 60% from the prior year and accounted for 26% of our consolidated sales. In addition, increased shipments to the United States military reduced margins as these shipments reflect volume pricing.

Selling and marketing expenses decreased as a percentage of net sales to 32.9% as compared to 33.5% for the same period a year earlier. Selling and marketing expenses increased $9.7 million or 28% for the nine months ended June 29, 2003 compared to the nine months ended June 30, 2002. This increase reflects expansion of our international sales force, worldwide public access defibrillation distribution expansion, increases to the North America sales management team, new North America training resources and normal additions to our North America direct sales force. Also contributing to the increase were additional resources dedicated to our global marketing effort for our AED Plus product.

General and administrative expenses decreased as a percentage of net sales to 6.9% from 7.8%. General and administrative expenses increased $1.3 million or 16% for the nine months ended June 29, 2003 compared to the nine months ended June 30, 2002. The increase from the comparable prior period primarily reflects additional personnel and related costs to support our growth, increased employer contributions to our defined contribution 401k Plan, higher insurance premiums, and legal fees associated with settlement of a patent infringement suit.

Research and development expenses decreased as a percentage of net sales to 7.6% from 8.3%. Research and development expenses increased $1.7 million or 19.9% for the nine months ended June 29, 2003 compared to the nine months ended June 30, 2002. This change reflects additional personnel we have hired to support ongoing future product development.

Our effective tax rate decreased from 34% to 33% for the nine months ended June 29, 2003 as compared to the same period in fiscal 2002, reflecting increased research and development credits stemming from the development of our CCT and AED Plus products.

LIQUIDITY AND CAPITAL RESOURCES

Our total cash, cash equivalents and marketable securities increased $593,000 for the nine months ended June 29, 2003. Our cash and cash equivalents at June 29, 2003 totaled $56.0 million compared with $55.7 million at September 29, 2002. In addition, we had marketable securities amounting to $10.3 million at June 29, 2003 in comparison to $10.1 million at September 29, 2002.

Cash provided by operating activities for the nine months ended June 29, 2003 was $8.2 million as compared to $11.9 million during the same period in fiscal year 2002. This decrease was primarily attributable to increases in early payment of vendor invoices in order to take advantage of early payment discount opportunities, offset by improved net earnings, stock option tax benefits, increased depreciation expense, and fluctuations in accounts receivable directly related to our sales growth.

Cash used for investing activities amounted to $9.3 million during the nine months ended June 29, 2003 compared to $830,000 during the nine months ended June 30, 2002. This change reflects equity investments totaling approximately $3.0 million in Lifecor, Inc., Advanced Circulatory Systems, Inc. (formerly ResQSystems, Inc.), and AED@Home, which were offset by fewer fixed asset additions and an increased number of sales of marketable securities than in the same period a year ago.

Cash provided by financing activities was $1.1 million for the nine months ended June 29, 2003 compared to $561,000 for the same period in fiscal year 2002 reflecting increased stock option activity.

We maintain a working capital line of credit with our bank. Under this working capital line, we may borrow on a demand basis. Currently, we may borrow up to $12.0 million at an interest rate equal to the bank's base rate. No borrowings were outstanding on this line at the end of the third quarter of fiscal 2003.

Our only contractual obligations consist of operating lease commitments. Our total lease commitments are approximately $9.3 million, of which $1.0 million is due in less than one year, $4.8 million is due in one to four years, and $3.5 million is due in five to eight years. In March 2003, we executed a long-term lease on a new facility in Chelmsford, Massachusetts, which was effective in July 2003.

We believe that our cash and investment balances, the cash generated by operations, and amounts available under our existing line of credit will be sufficient to meet our ongoing operating and capital expenditure requirements for at least the remainder of the fiscal year.

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

ALLOWANCE FOR DOUBTFUL ACCOUNTS / SALES RETURNS AND ALLOWANCES

We maintain an allowance for doubtful accounts for estimated losses, which is included in bad debt expense, resulting from the inability of our customers to make required payments. We determine the adequacy of this allowance by regularly reviewing the aging of our accounts receivable and evaluating individual customer receivables, considering customers' financial condition, credit history and current economic condition. We also maintain an estimate of potential future product returns and discounts given related to trade-ins and to current period product receivables. We analyze the rate of historical returns when evaluating the adequacy of the allowance for sales returns, which is included with the allowance for doubtful accounts on our balance sheet.

As of June 29, 2003 our accounts receivable balance of $42.3 million is reported net of allowances for doubtful accounts and sales returns of $4.3 million. We believe our reported allowances at June 29, 2003 are adequate. If the financial conditions of our customers were to deteriorate, resulting in their inability to make payments, we may need to record additional allowances, resulting in additional expenses being recorded for the period in which such determination was made.

WARRANTY RESERVES

Our products are sold with warranty provisions that require us to remedy deficiencies in quality or performance over a specified period of time, usually one to five years. We provide for the estimated cost of product warranties at the time revenue is recognized. While we engage in product quality programs and processes, our warranty obligation is affected by product failure rates, material usage and service delivery costs incurred in correcting a product failure. We believe that our recorded liability of $2.0 million at June 29, 2003 is adequate to cover future costs for the servicing of our products sold through that date. If actual product failure rates, material usage or service delivery costs differ from our estimates, revisions to the estimated warranty liability would be required.

INVENTORY RESERVES

Significant management judgment is required to determine the reserve for obsolete or excess inventory. Inventory on hand may exceed future demand either because the product is outdated, obsolete, or because the amount on hand is in excess of future needs. We provide for the total value of inventories that we determine to be obsolete based on criteria such as customer demand and changing technologies. At June 29, 2003, our inventory reserves were $2.4 million, or 6.3% of our $38.2 million gross inventories.

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

      There are a number of smaller competitors in the United States, which include Welch Allyn, Inc. (formerly MRL), Cardiac Science, Inc., Cardio Access and Defibtech. It is possible the market may embrace these competitors' products which could negatively impact our market share.

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

      A large percentage of our sales are made toward the end of each quarter. As a consequence, our quarterly financial results are often dependent on the receipt of large customer orders in the last weeks of a quarter. The absence of these large orders could cause us to fall short of our quarterly sales targets, which in turn could cause our stock price to decline sharply. As we grow in size, and these large orders are received closer to the end of a period, we may not be able to manufacture, test, and ship all orders in time to recognize as revenue for that quarter.

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

      WE MAY BE REQUIRED TO IMPLEMENT A COSTLY PRODUCT RECALL

      In the event that any of our products proves to be defective, we can voluntarily recall, or the FDA could require us to redesign or implement a recall of, any of our products. Both our competitors and we have, on numerous occasions, voluntarily recalled products in the past, and based on this experience, we believe that future recalls could result in significant costs to us and significant adverse publicity, which could harm our ability to market our products in the future. Though it is not possible to quantify the economic impact of a recall, it could have a material adverse effect on our business, financial condition and results of operations. For example, on June 25, 2003, we initiated a recall of approximately 8,000 M Series units to correct a potential fault with a vendors' component that can occur during its operation. Very few of these units are expected to contain the faulty component. We are currently testing the units in the field to determine which units may be defective. We anticipate very few actual unit failures and currently estimate the cost of implementing this corrective action to be less than $100,000.

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

      For example, as the current economic climate in the U.S. continues to soften, many states are experiencing deficits and shortfalls of revenue to cover expenditures. As a result, states have cut their spending and support to local cities and towns, who then in-turn might continue to reduce their spending for capital equipment purchases for their EMS services. If this continues to occur, we may experience a greater reduction in the expected sales from this customer segment.

      THE WAR ON TERRORISM AND THE IMPACT OF A BIO-TERROR THREAT MAY CAUSE OUR CUSTOMERS TO STOP OR DELAY BUYING OUR PRODUCTS, RESULTING IN LOWER REVENUES

      The current war on terrorism and a threat of a bio-terror attack may have a significant impact on our customers' ability or willingness to buy our products, as well as our ability to timely deliver the product to the customers. Our customers may have to divert their funding, earmarked for capital equipment purchases to the purchase of other medical equipment and supplies to fight any potential bio-terror attack. The war on terrorism may cause the diversion of any government funding of hospitals and EMS services for capital equipment purchases to the war effort. Such implications may result in decreased revenues.

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

      OUR CURRENT AND FUTURE INVESTMENTS MAY LOSE VALUE IN THE FUTURE

      We have made a $3.5 million investment in LifeCor, Inc., a development stage company and have agreed in certain circumstances to invest another $1.5 million. In addition, we hold minor investments in Advanced Circulatory Systems, Inc. (formerly ResQSystems, Inc.) and AED@Home and may in the future invest in the securities of other companies and participate in joint venture agreements. These investments and future investments are subject to the risks that the entities in which we invest will become bankrupt or lose money. Investing in securities involves risks and no assurance can be made as to the profitability of any investment. Our inability to identify profitable investments could adversely affect our financial condition and results of operations. Unless we hold a majority position in an investment or joint venture, we will not be able to control all of the activities of the companies in which we invest or the joint ventures in which we are participating. Because of this, such entities may take actions against our wishes and not in furtherance of, and even opposed to, our business plans and objectives. These investments are also subject to the risk of impasse if no one party exercises ultimate control over the business decisions.

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

      OUR INTERNATIONAL SALES EXPOSE OUR BUSINESS TO A VARIETY OF RISKS THAT COULD RESULT IN SIGNIFICANT FLUCTUATIONS IN OUR RESULTS OF OPERATIONS

      Approximately 29% of our sales for the nine months ended June 29, 2003 were made to foreign purchasers and we plan to increase the sale of our products to foreign purchasers in the future. As a result, a significant portion of our sales is and will continue to be subject to the risks of international business, including:

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

We had two forward exchange contracts outstanding in the notional amount of approximately $5.0 million at June 29, 2003. These contracts serve as a hedge of a substantial portion of our Euro-denominated and Canadian Dollar-denominated intercompany balances. The fair value of these foreign currency derivative contracts outstanding at June 29, 2003 were approximately $5.3 million. A sensitivity analysis of a change in the fair value of the Euro derivative foreign exchange contract outstanding at June 29, 2003 indicates that, if the U.S. dollar weakened by 10% against the Euro, the fair value of this contract would decrease by $457,000. Conversely, if the U.S. dollar strengthened by 10% against the Euro, the fair value of this contract would increase by $416,000. A sensitivity analysis of a change in the fair value of the Canadian Dollar derivative foreign exchange contract outstanding at June 29, 2003 indicates that, if the U.S. dollar weakened by 10% against the Canadian Dollar, the fair value of this contract would decrease by $74,000. Conversely, if the U.S. dollar strengthened by 10% against the Canadian Dollar, the fair value of this contract would increase by $68,000. Any gains and losses on the fair value of the derivative contract would be largely offset by losses and gains on the underlying transaction. These offsetting gains and losses are not reflected in the analysis above.

                    EXCHANGE RATE SENSITIVITY: JUNE 29, 2003
                                 (AMOUNTS IN $)
                             EXPECTED MATURITY DATES

                  2003         2004         2005         2006        2007     THEREAFTER      TOTAL      FAIR VALUE
                  ----         ----         ----         ----        ----     ----------      -----      ----------
FORWARD
EXCHANGE
AGREEMENTS
(RECEIVE
$/PAY EURO)
CONTRACT
AMOUNT          $4,296,000                                                                  $4,296,000   $4,572,000
-------------------------------------------------------------------------------------------------------------------
AVERAGE
CONTRACT
EXCHANGE RATE       1.0740       --           --          --          --          --            1.0740           --
-------------------------------------------------------------------------------------------------------------------
FORWARD
EXCHANGE
AGREEMENTS
(RECEIVE
$/PAY
CANADIAN
DOLLAR)
CONTRACT
AMOUNT          $  688,000                                                                  $  688,000   $ 743,000
-------------------------------------------------------------------------------------------------------------------
AVERAGE
CONTRACT
EXCHANGE RATE       0.6875       --           --          --          --          --            0.6875           --
-------------------------------------------------------------------------------------------------------------------


ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, an evaluation had been performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective as of June 29, 2003. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to June 29, 2003.

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

          Not Applicable

ITEM 5.   OTHER INFORMATION.

          Not Applicable.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

            (a)

            1. Exhibit 31.1 - Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

            2. Exhibit 31.2 - .Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

            3. Exhibit 32.1* - Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

            4. Exhibit 32.2* - Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


            (b) Reports on Form 8-K.

            Form 8-K, filed on July 17, 2003 related to the press release discussing the results of the three and nine months ended June 29, 2003.

            * This certification shall not be deemed "filed" for purposes of
              Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, nor shall it be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 13, 2003.

                                                        ZOLL MEDICAL CORPORATION
                                                                    (Registrant)

Date:   August 13, 2003                            By:  /s/  Richard  A. Packer
                                                        ------------------------
                                                   Richard A. Packer, Chairman
                                                   and Chief Executive Officer
                                                   (Principal Executive Officer)

Date:   August 13, 2003                            By:  /s/  A. Ernest Whiton
                                                        ------------------------
                                                   A. Ernest Whiton, Vice
                                                   President of Administration
                                                   and Chief Financial Officer
                                                   (Principal Financial and
                                                   Accounting Officer)