Form 10-Q
period 2004-01-04
ZOLL MEDICAL CORPORATION
filed 2004-02-18
CIK 887568

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934. For the three month period from September 29, 2003 to January 4, 2004.

Or

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from _____to_____.

Commission file number 0-20225

ZOLL MEDICAL CORPORATION
(Exact name of registrant as specified in its charter)

Massachusetts	04-2711626
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification number)

269 Mill Road, Chelmsford, MA	01824-4105
(Address of principal executive offices)	(Zip Code)

(978) 421-9655
(Registrant’s telephone number, including area code)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes X No ___

   Indicate the number of shares outstanding of each of the issuer’s classes of common stock:

Class	Outstanding at January 30, 2004
Common Stock, $0.02 par value	9,140,800

This document consists of 26 pages.

ZOLL MEDICAL CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ZOLL MEDICAL CORPORATION
CONSOLIDATED BALANCE SHEETS

(000‘s omitted, except per share data)
(Unaudited)

ASSETS	January 4, 2004	September 28, 2003
Current assets:
Cash and cash equivalents	$ 34,533	$ 40,780
Marketable securities	22,833	19,992
Accounts receivable, less allowance of $5,668 at January 4, 2004, and $4,689 at September 28, 2003	50,478	47,906
Inventories:
Raw materials	13,628	13,662
Work-in-process	4,184	4,712
Finished goods	16,739	16,014
	34,551	34,388
Prepaid expenses and other current assets	5,229	5,042
Total current assets	147,624	148,108
Property and equipment, at cost:
Land and building	3,527	3,527
Machinery and equipment	36,093	34,512
Construction in progress	1,399	1,147
Tooling	7,827	7,678
Furniture and fixtures	2,400	2,173
Leasehold improvements	4,224	3,789
	55,470	52,826
Less: accumulated depreciation	31,286	29,780
Net property and equipment	24,184	23,046
Investments	12,804	12,804
Other assets, net	8,137	8,138
	$192,749	$192,096
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$ 11,108	$ 12,204
Accrued expenses and other liabilities	19,300	22,399
Total current liabilities	30,408	34,603
Deferred income taxes	1,502	1,502
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value, authorized 1,000
shares, none issued and outstanding
Common stock, $0.02 par value, authorized 19,000 shares,
9,137 and 9,063 issued and outstanding at January 4, 2004
and September 28, 2003, respectively	183	181
Capital in excess of par value	101,562	99,714
Accumulated other comprehensive loss	(1,493)	(1,810)
Retained earnings	60,587	57,906
Total stockholders' equity	160,839	155,991
	$ 192,749	$ 192,096

        See notes to unaudited consolidated financial statements.

ZOLL MEDICAL CORPORATION
CONSOLIDATED INCOME STATEMENTS

(000‘s omitted, except per share data)
Unaudited)

	Three Months Ended
	January 4, 2004	December 29, 2002
Net sales	$50,842	$43,092
Cost of goods sold	22,139	20,042
Gross profit	28,703	23,050

Expenses:
Selling and marketing	17,756	14,229
General and administrative	3,185	2,996
Research and development	4,340	3,056

Total expenses	25,281	20,281

Income from operations	3,422	2,769

Investment and other income	579	635

Income before income taxes	4,001	3,404
Provision for income taxes	1,320	1,123
Net income	$ 2,681	$ 2,281

Basic earnings per common share	$ 0.29	$ 0.25

Weighted average common shares outstanding	9,103	8,968

Diluted earnings per common and common equivalent share	$ 0.29	$ 0.25

Weighted average common and common equivalent shares outstanding	9,248	9,183

        See notes to unaudited consolidated financial statements.

ZOLL MEDICAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

(000‘s omitted)
Unaudited)

	Three Months Ended
	January 4, 2004	December 29, 2002
OPERATING ACTIVITIES:

Net income	$ 2,681	$ 2,281

Charges not affecting cash:
Depreciation and amortization	2,221	1,907
Tax benefit from the exercise of stock options	315	451
Unrealized loss from hedging activities	40	--
Changes in current assets and liabilities:
Accounts receivable	(1,767)	1,759
Inventories	143	(676)
Prepaid expenses and other current assets	(172)	(350)
Accounts payable and accrued expenses	(5,693)	2,108
Cash (used for) provided by operating activities	(2,232)	7,480

INVESTING ACTIVITIES:
Purchases of marketable securities	(7,500)	(15,580)
Sales of marketable securities	4,400	2,320
Additions to property and equipment	(3,102)	(1,259)
Other assets, net	262	(3,160)
Cash used for investing activities	(5,940)	(17,679)

FINANCING ACTIVITIES:
Exercise of stock options	1,537	517
Cash provided by financing activities	1,537	517

Effect of exchange rates on cash and cash equivalents	388	42

Net decrease in cash and cash equivalents	(6,247)	(9,640)
Cash and cash equivalents at beginning of period	40,780	55,658
Cash and cash equivalents at end of period	$ 34,533	$ 46,018

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period:
Income taxes	$ 1,184	$ 1,013

        See notes to unaudited consolidated financial statements.

ZOLL MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

         1. Basis of Presentation

The Consolidated Balance Sheet as of January 4, 2004, the Consolidated Income Statements for the three months ended January 4, 2004 and December 29, 2002, and the Consolidated Statements of Cash Flows for the three months ended January 4, 2004 and December 29, 2002 are unaudited, but in the opinion of management include all adjustments, consisting of normal recurring items, necessary for a fair presentation of results for these interim periods. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Examples include provisions for returns, bad debts and the estimated lives of fixed assets. Actual results may differ from these estimates. The results for the interim periods are not necessarily indicative of results to be expected for the entire year. The information contained in the interim financial statements should be read in conjunction with the Company’s audited financial statements as of and for the year ended September 28, 2003 included in its Form 10-K filed with the Securities and Exchange Commission (“SEC”) on December 19, 2003.

         2. Segment and Geographic Information

Segment information: The Company operates in a single business segment: the design, manufacture and marketing of an integrated line of proprietary non-invasive cardiac resuscitation devices, and systems used for emergency resuscitation of cardiac arrest victims. In order to make operating and strategic decisions, ZOLL’s chief operating decision maker evaluates revenue performance based on the worldwide revenues of four customer/product categories but, due to shared infrastructures, profitability is based on an enterprise-wide measure. These customer/product categories consist of (1) the sale of cardiac resuscitation devices and accessories to the North American hospital market, (2) the sale of the same items and data collection management software to the North American pre-hospital market, (3) the sale of disposable/other products in North America, (4) the sale of cardiac resuscitation devices and accessories and disposable electrodes to the international market.

        Net sales by customer/product categories were as follows:

         (000‘s omitted)

	Three Months Ended
	January 4, 2004	December 29, 2002
Hospital Market - North America	$19,254	$13,032
Pre-hospital Market - North America	14,820	11,343
Other - North America	5,289	4,742
International Market	11,479	13,975

	$50,842	$43,092

        The Company reports assets on a consolidated basis to the chief operating decision maker.

Geographic information: Net sales by major geographical area, determined on the basis of destination of the goods, are as follows:

         (000‘s omitted)

	Three Months Ended
	January 4, 2004	December 29, 2002
United States	$35,555	$27,335
Foreign	15,287	15,757

	$50,842	$43,092

3. Comprehensive Income

The Company computes comprehensive income in accordance with Statement of Financial Accounting Standards No. 130 (“SFAS 130”) “Reporting Comprehensive Income”. SFAS 130 establishes standards for the reporting and display of comprehensive income and its components in the financial statements. Other comprehensive income, as defined, includes all changes in equity during a period from non-owner sources, such as unrealized gains and losses on available-for-sale securities, foreign currency translation and the changes in fair value of the effective portion of our outstanding cash flow hedge contracts. Total comprehensive income for the three months ended January 4, 2004 and December 29, 2002 were as follows:

         (000‘s omitted)

	Three Months Ended
	January 4, 2004	December 29, 2002
Net income	$ 2,681	$ 2,281
Unrealized gain on available-for-sales securities, net of tax	1	169
Foreign currency translation adjustment	562	(15)
Net unrealized losses on cash flow hedges	(246)	--

Total comprehensive income	$ 2,998	$ 2,435

         4. Stock Option Plans

At January 4, 2004, the Company had three stock-based compensation plans. The Company’s 1992 and 2001 stock option plans provide for the granting of options to officers and other key employees to purchase the Company’s Common Stock at a purchase price, in the case of incentive stock options, at least equal to the fair market value per share of the outstanding Common Stock of the Company at the time the option is granted, as determined by the Compensation Committee of the Board of Directors. Options are no longer granted under the 1992 plan. The options become exercisable ratably over two or four years and have a maximum life of 10 years. The Company’s Non-employee Director Stock Option Plan provides for the grant of options to purchase 10,000 shares of Common Stock to Directors of the Company who are not also employees of the Company or any of its subsidiaries upon the Directors’ initial appointment to the Board of Directors. The Non-employee Director options vest in equal annual installments over a four year period. The Non-employee Director options are granted at an exercise price equal to the fair market value of the Common Stock on the date the option is granted.

The Company accounts for its stock-based plans under the recognition and measurement provisions of Accounting Principles Board No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the grant date. As required by SFAS No, 123 (“SFAS 123”), “Accounting for Stock-Based Compensation” and amended by SFAS 148, the following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to the stock-based employee compensation. The estimated fair value of each option is calculated using the Black-Scholes option-pricing model.

        (000‘s omitted, except per share data)

Three Months Ended
	January 4, 2004	December 29, 2002
Net income-as reported	$ 2,681	$ 2,281
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(621)	(654)

Net income-pro forma	$ 2,060	$ 1,627

Earnings per share:
Basic - as reported	$ 0.29	$ 0.25

Basic - pro forma	$ 0.23	$ 0.18

Diluted - as reported	$ 0.29	$ 0.25

Diluted - pro forma	$ 0.22	$ 0.18

5. Earnings per Share

The shares used for calculating basic earnings per common share were the average shares outstanding of common stock and the shares used for calculating diluted earnings per common share were the average shares outstanding of common stock plus the dilutive effect of stock options.

(000‘s omitted)

	Three Months Ended
	January 4, 2004	December 29, 2002
Average shares outstanding
for basic earnings per share	9,103	8,968
Dilutive effect of stock options	145	215

Average shares outstanding
for diluted earnings per share	9,248	9,183

6. Derivative Instruments and Hedging Activities

The Company operates globally, and its earnings and cash flow are exposed to market risk from changes in currency exchange rates. The Company addresses these risks through a risk management program that includes the use of derivative financial instruments. The program is operated pursuant to documented corporate risk management policies. The Company does not enter into any derivative transactions for speculative purposes.

The Company uses foreign currency forward contracts to manage its currency transaction exposures with intercompany receivables denominated in foreign currencies. These currency forward contracts are not designated as cash flow, fair value or net investment hedges under Statement of Financial Accounting Standards No. 133 (“SFAS 133”), “Accounting for Derivative Instruments and Hedging Activities” and therefore, are marked-to-market with changes in fair value recorded to earnings. These derivative instruments do not subject the Company’s earnings or cash flows to material risk since gains and losses on those derivatives offset losses and gains on the assets and liabilities being hedged. These derivative instruments are entered into for periods consistent with the currency transaction exposures, generally three months.

The Company had one foreign currency forward contract outstanding, serving as a hedge of a substantial portion of our Euro-denominated intercompany balances, in the notional amount of approximately 5.0 million Euros at January 4, 2004. The net settlement amount of this contract at January 4, 2004, was an unrealized loss of approximately $40,000.

The Company also uses foreign currency forward contracts to manage its currency transaction exposures from forecasted foreign currency denominated sales to its subsidiaries. These currency forward contracts are designated as cash flow hedges under SFAS 133 therefore the effective portion of the gain or loss is reported as a component of other comprehensive income and will be reclassified into earnings in the same period or periods during which the hedged forecasted transaction affects earnings. The ineffective portion of the derivative’s change in fair value is recognized currently through earnings regardless of whether the instrument is designated as a hedge.

At January 4, 2004, the Company had twelve foreign currency forward contracts outstanding, all maturing in less than twelve months, to exchange the Euro, British Pound, Australian Dollar and Canadian Dollar for U.S. Dollars totaling $4.1 million. The net settlement amount of these contracts at January 4, 2004 was an unrealized loss of approximately $246,000.

Net recognized losses from foreign currency forward contracts totaled $509,000 during the quarter ended January 4, 2004 and are included in the consolidated statement of income. We did not enter into any derivative contracts in the first quarter of fiscal 2003.

7. Product Warranties

The Company typically offers one-year and five-year product warranties for most of its products. The Company provides for the estimated cost of product warranties at the time product revenue is recognized. Factors that affect the Company’s warranty reserves include the number of units sold, historical and anticipated rates of warranty repairs and the cost per repair. The Company periodically assesses the adequacy of the warranty reserve and adjusts the amount as necessary.

Product warranty activity for the three months ended January 4, 2004 is as follows:

(000‘s omitted)

Balance at September 28, 2003	Accruals for warranties issued during the period	Decrease to pre-existing warranties	Balance at January 4, 2004
$2,109	$321	$209	$2,221

8. Recent Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities”, to clarify the conditions under which the assets, liabilities and activities of another entity should be consolidated into the financial statements of a company. FIN 46 requires the consolidation of a variable interest entity by a company that bears the majority of the risk of loss from the variable interest entity’s activities or is entitled to receive the majority of the variable interest entity’s residual returns. The Company currently holds equity investments in Revivant Corporation, LifeCOR, Inc., Advanced Circulatory Systems, Inc. (formerly ResQSystems, Inc.) and AED@Home with a total carrying value of approximately $12.8 million. The Company has evaluated the effect of adoption of FIN 46 and determined that it does not have an impact on the Company’s consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

ZOLL Medical Corporation (“the Company”) designs, manufacturers, and markets an integrated line of proprietary, non-invasive cardiac resuscitation devices, disposable electrodes and accessories used for the emergency resuscitation of cardiac arrest victims. Pinpoint Technologies, a subsidiary of the Company, designs and markets software which automates collection and management of both clinical and non-clinical data for emergency medical service providers.

Three Months Ended January 4, 2004 Compared To Three Months Ended December 29, 2002

        To assist with the discussion that follows our table of net sales by customer/product categories is shown here:

         (000‘s omitted)

	Three Months Ended
	January 4, 2004	December 29, 2002
Hospital Market - North America	$19,254	$13,032
Pre-hospital Market - North America	14,820	11,343
Other - North America	5,289	4,742
International Market	11,479	13,975

	$50,842	$43,092

Net sales increased 18% to $50.8 million for the three months ended January 4, 2004, as compared to $43.1 million for the same period a year earlier. Sales to the North American hospital market amounted to $19.3 million, a 48% increase in comparison to $13.0 million for the same period a year prior. The increase in sales over the prior quarter in fiscal 2003 was attributed to U.S. Military shipments and increased sales of our AED Plus product. Sales to the North American pre-hospital market increased 31% to $14.8 million, up from $11.3 million in the first quarter of the previous fiscal year. The increase in the North American pre-hospital market was primarily due to increased AED Plus sales and sales of our data management products. Total North American sales increased 35% to $39.4 million in comparison to $29.1 million for the same period a year earlier. Total sales of the AED Plus product amounted to $6.8 million in comparison to $3.9 million for the same period last year. This increase reflects additional sales force resources assigned to the AED market. International sales decreased 18% to $11.5 million in comparison to $14.0 million for the same period a year earlier primarily resulting from German Army shipments in the first quarter of last year which did not repeat this year. Excluding the favorable impact of $0.9 million of foreign currency exchange rates, International sales decreased 24%.

Gross margin for the three months ended January 4, 2004 increased to 56.5% as compared to 53.5% for the comparable prior year quarter. The increased margin compared to the prior comparable period is due to the German Army shipments in the prior year which had lower margins due to volume pricing, and an improved product mix, including AEDs and disposable electrodes, on shipments in the current quarter.

Selling and marketing expenses increased as a percentage of net sales to 34.9% as compared to 33.0% for the same period a year earlier. Selling and marketing expenses in total increased $3.5 million or 25% for the three months ended January 4, 2004 compared to the three months ended December 29, 2002. The increase in selling and marketing expense reflects our increased sales force, tradeshow participation, and advertising costs.

General and administrative expenses decreased as a percentage of net sales to 6.3% from 7.0%. General and administrative expenses increased $189,000 or 6.3% for the three months ended January 4, 2004 compared to the three months ended December 29, 2002. This increase was due primarily to staffing and related personnel costs to support our growing business.

Research and development expenses increased as a percentage of net sales to 8.5% from 7.1%. Research and development expenses increased $1.3 million or 42% for the three months ended January 4, 2004 compared to the three months ended December 29, 2002. This change reflects additional personnel we have hired to support ongoing future product development, product variants of the M Series™ and AED Plus™ product lines, continued clinical trials and data management.

Our effective tax rate remained consistent at 33% for the three months ended January 4, 2004 as compared to the same period in fiscal 2003, reflecting the continued generation of research and development tax credits, the impact of foreign earnings taxed at differing rates, and the utilization of foreign loss carry forwards.

Liquidity and Capital Resources

Our total cash, cash equivalents and marketable securities decreased $3.4 million for the three months ended January 4, 2004. Our cash and cash equivalents at January 4, 2004 totaled $34.5 million compared with $40.8 million at September 28, 2003. In addition, we had marketable securities amounting to $22.8 million at January 4, 2004 in comparison to $20.0 million at September 28, 2003.

Cash used in operating activities for the three months ended January 4, 2004 was $2.2 million as compared to $7.5 million provided by operating activities during the same period in fiscal year 2003. This decrease was primarily attributable to a decrease in accounts payable due to the timing of our payments and increases in accounts receivable directly related to our sales growth, offset by improved net earnings and increased depreciation expense.

Cash used for investing activities amounted to $5.9 million during the three months ended January 4, 2004 compared to $17.7 million during the three months ended December 29, 2002. This change reflects greater fixed asset additions in the current year period offset by certain investments made during the prior year quarter which were not repeated during the first quarter of this year. These prior year first quarter investments included equity investments totaling approximately $3.0 million in LifeCOR, Inc., Advanced Circulatory Systems, Inc. (formerly ResQSystems, Inc.), and AED@Home, plus increased purchases of marketable securities in the prior year period. The increase in fixed assets additions was primarily due to additional demonstration units and laptop computers deployed to our growing sales force. Another factor was additional leasehold improvements for our new facility in Chelmsford, Massachusetts, most of which have been reimbursed to us by our landlord and will be accounted for as credits to rent expense over the life of our lease.

Cash provided by financing activities was $1.5 million for the three months ended January 4, 2004 compared to $517,000 for the same period in fiscal year 2003. The change reflects a higher number of stock options exercised during the current quarter (73,359 verses 54,841) at a higher average exercise price ($20.93 verses $9.57).

We have investments in privately held technology companies with a carrying value of $12.8 million. During the quarter ended January 4, 2004, as a result of significant cash flow constraints at LifeCOR, Inc., we performed a review to determine if the carrying value of $3.5 million was impaired. While no impairment loss was recognized, failure of this entity to obtain additional funding in the near term could result in an impairment charge in the future.

We have the option to acquire the remaining outstanding shares of Revivant Corporation (Revivant) at any time up through October 4, 2004. If the option is exercised, we will pay $15 million to Revivant’s shareholders to acquire the remaining outstanding shares. We may also subsequently make clinical milestone payments, up to an additional $15 million, tied to the completion of certain clinical trials with the AutoPulse™ Resuscitation System. We will make additional payments in the years 2005 through 2007 based on the growth of the AutoPulse sales. All payments will be a combination of cash and ZOLL common stock.

We maintain a working capital line of credit with our bank. Under this working capital line, we may borrow on a demand basis. Currently, we may borrow up to $12.0 million at an interest rate equal to the bank’s base rate. No borrowings were outstanding on this line at the end of the first quarter of fiscal 2004.

We believe that the combination of existing cash, cash equivalents, and highly liquid short-term investments on hand, future cash to be generated by operations and amounts available under our existing line of credit will be sufficient to meet our ongoing operating and capital expenditure requirements for the foreseeable future.

Off-Balance Sheet Arrangements

Our only off-balance sheet arrangements consist of non-cancelable operating leases entered into in the ordinary course of business. The table shown below in the next section titled “Contractual Obligations and Other Commercial Commitments” shows the amounts of our operating lease commitments payable by year. For liquidity purposes, we choose to lease our automobiles and the majority of our facilities instead of purchasing them.

Contractual Obligations and Other Commercial Commitments

The following table sets forth certain information concerning our obligations and commitments to make future payments under contracts, such as debt and lease agreements, and under contingent commitments.

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Non-Cancelable Operating Lease Obligations	$9,007	$1,447	$2,646	$2,194	$2,720
Purchase Obligations	383	383	--	--	--

Total Contractual Obligations	$9,390	$1,830	$2,646	$2,194	$2,720

Legal and Regulatory Affairs

We are involved in the normal course of our business in various litigation matters and regulatory issues, including product recalls. Although we are unable to determine at the present time the exact amount of any impact in any pending matters, we believe that none of the pending matters will have an outcome material to our financial condition or business.

Critical Accounting Policies

Our management strives to report our financial results in a clear and understandable manner, even though in some cases accounting and disclosure rules are complex and require us to use technical terminology. We follow accounting principles generally accepted in the United States in preparing our consolidated financial statements. These principles require us to make certain estimates and apply judgments that affect our financial position and results of operations. Management continually reviews its accounting policies, how they are applied and how they are reported and disclosed in our financial statements. Following is a summary of our more significant accounting policies, which include revenue recognition and those that require significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions, and how they are applied in preparation of the financial statements.

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

As of January 4, 2004 our accounts receivable balance of $50.5 million is reported net of allowances of $5.7 million. We believe our reported allowances at January 4, 2004 are adequate. If the financial conditions of our customers were to deteriorate, however, resulting in their inability to make payments, we may need to record additional allowances, resulting in additional expenses being recorded for the period in which such determination was made.

Warranty Reserves

Our products are sold with warranty provisions that require us to remedy deficiencies in quality or performance over a specified period of time, usually one to five years. We provide for the estimated cost of product warranties at the time revenue is recognized. While we engage in product quality programs and processes, our warranty obligation is affected by product failure rates, material usage and service delivery costs incurred in correcting a product failure. We believe that our recorded liability of $2.2 million at January 4, 2004 is adequate to cover future costs for the servicing of our products sold through that date. If actual product failure rates, material usage or service delivery costs differ from our estimates, revisions to the estimated warranty liability would be required.

Inventory Reserves

We value our inventories at the lower of cost or market. Cost is determined by the first-in, first-out (“FIFO”) method, including material, labor and factory overhead. Significant management judgment is required to determine the reserve for obsolete or excess inventory. Inventory on hand may exceed future demand either because the product is outdated, obsolete, or because the amount on hand is in excess of future needs. We provide for the total value of inventories that we determine to be obsolete based on criteria such as customer demand and changing technologies. At January 4, 2004, our inventory reserves were $2.3 million, or 6.2% of our $36.9 million gross inventories.

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

Risk Factors

If We Fail to Compete Successfully in the Future against Existing or Potential Competitors, Our Operating Results May Be Adversely Affected

Our principal global competitors with respect to our entire cardiac resuscitation equipment product line are Physio-Control Corporation and Royal Philips Electronics. Physio-Control is a subsidiary of Medtronic, Inc., a leading medical technology company. Physio-Control has been the market leader in the defibrillator industry for over twenty years. As a result of Physio-Control’s dominant position in this industry, many potential customers have relationships with Physio-Control that could make it difficult for us to continue to penetrate the markets for our products. In addition, Physio-Control, its parent and Royal Philips Electronics and other competitors each have significantly greater resources than we do. Accordingly, Physio-Control, Royal Philips Electronics and other competitors could substantially increase the resources they devote to the development and marketing of products that are competitive with ours. These and other competitors may develop and successfully commercialize medical devices that directly or indirectly accomplish what our products are designed to accomplish in a superior and/or less expensive manner. In addition, although our biphasic waveform technology is unique, our competitors have devised alternative biphasic waveform technology. We have also licensed our biphasic waveform technology to GE Medical Systems Information Technologies.

There are a number of smaller competitors in the United States, which include Welch Allyn, Inc. (formerly MRL), Cardiac Science, Inc., Cardio Access and Defibtech. Internationally, we face the same competitors as in the United States as well as Nihon Kohden, Corpuls, Schiller, and other local competitors. It is possible the market may embrace these competitors’ products which could negatively impact our market share.

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

   We May be Required to Implement a Costly Product Recall

In the event that any of our products proves to be defective, we can voluntarily recall, or the FDA could require us to redesign or implement a recall of any of our products. Both our larger competitors and we have, on numerous occasions, voluntarily recalled products in the past, and based on this experience, we believe that future recalls could result in significant costs to us and significant adverse publicity, which could harm our ability to market our products in the future. Though it is not possible to quantify the economic impact of a recall, it could have a material adverse effect on our business, financial condition and results of operations. For example, in 2003, we initiated a recall of approximately 8,000 M Series units to correct a potential fault with a vendors’ component that could occur during its operation. Very few of these units contained the faulty component. The cost of implementing this corrective action was less than $100,000.

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

If We Fail to Comply With Applicable Regulatory Laws and Regulations, The FDA and Other U.S. and Foreign Regulatory Agencies Could Exercise Any of Their Regulatory Powers, which Could Have a Material Adverse Effect on Our Business

Every company that manufactures or assembles medical devices is required to register with the FDA and to adhere to certain quality systems, which regulate the manufacture of medical devices and prescribe record keeping procedures and provide for the routine inspection of facilities for compliance with such regulations. The FDA also has broad regulatory powers in the areas of clinical testing, marketing and advertising of medical devices. To ensure that manufacturers adhere to good manufacturing practices, medical device manufacturers are routinely subject to periodic inspections by the FDA. If the FDA believes that a company may not be operating in compliance with applicable laws and regulations, it could take any of the following actions:

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

We may continue our use of forward contracts and other instruments in the future to reduce our exposure to exchange rate fluctuations from intercompany accounts receivable and budgeted intercompany sales to our subsidiaries denominated in foreign currencies, and we may not be able to do this successfully. Accordingly, we may experience economic loss and a negative impact on our results of operations and equity as a result of foreign currency exchange rate fluctuations.

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

Our International Sales Expose Our Business to a Variety of Risks That Could Result in Significant Fluctuations in Our Results of Operations

Approximately 30% of our sales for the three months ended January 4, 2004 were made to foreign purchasers and we plan to increase the sale of our products to foreign purchasers in the future. As a result, a significant portion of our sales is and will continue to be subject to the risks of international business, including:

•	fluctuations in foreign currencies;
•	trade disputes;
•	changes in regulatory requirements, tariffs and other barriers;
•	the possibility of quotas, duties, taxes or other changes or restrictions upon the importation or exportation of the products being implemented by the United States or these foreign countries;
•	timing and availability of import/export licenses;
•	political and economic instability;
•	higher credit risk and difficulties in accounts receivable collections;
•	increased tax exposure if our revenues in foreign countries are subject to taxation by more than one jurisdiction;
•	accepting customer purchase orders governed by foreign laws which may differ significantly from U.S. laws and limit our ability to enforce our rights under such agreements and to collect damages, if awarded;
•	war on terrorism;
•	disruption in the international transportation industry; and
•	use of international distributors

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We have cash equivalents and marketable securities that primarily consist of money market accounts and fixed rate asset-backed corporate securities. The majority of these investments have maturities within one to five years. We believe that our exposure to interest rate risk is minimal due to the term and type of our investments and that the fluctuations in interest rates would not have a material adverse effect on our results of operations.

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

We use forward contracts to reduce our exposure to foreign currency risk due to fluctuations in exchange rates underlying the value of intercompany accounts receivable denominated in foreign currencies as well as forecasted sales to subsidiaries denominated in foreign currencies. A forward contract obligates us to exchange predetermined amounts of specified foreign currencies at specified exchange rates on specified dates. These forward contracts are denominated in the same currency in which the underlying foreign currency receivables and forecasted sales are denominated and bear a contract value and maturity date that approximate the value and expected settlement date, respectively, of the underlying transactions. Unrealized gains and losses on open contracts at the end of each accounting period, resulting from changes in the fair value of these contracts, are recognized in earnings generally in the same period as exchange gains and losses on the underlying foreign denominated receivables and forecasted sales are recognized.

We had one forward exchange contract outstanding serving as a hedge of our Euro intercompany receivables in the notional amount of approximately 5.0 million Euros at January 4, 2004. The contract serves as a hedge of a substantial portion of our Euro-denominated intercompany balances.  The fair value of the foreign currency derivative contract outstanding at January 4, 2004 was approximately $6.3 million resulting in an unrealized loss of $40,000. A sensitivity analysis of a change in the fair value of the Euro derivative foreign exchange contract outstanding at January 4, 2003 indicates that, if the U.S. dollar weakened by 10% against the Euro, the fair value of this contract would decrease by $630,000. Conversely, if the U.S. dollar strengthened by 10% against the Euro, the fair value of this contract would increase by $572,000. Any gains and losses on the fair value of the derivative contract would be largely offset by losses and gains on the underlying transaction. These offsetting gains and losses are not reflected in the analysis above.

Intercompany Receivable Hedge
Exchange Rate Sensitivity: January 4, 2004
(Amounts in $)

	Expected Maturity Dates
	2004	2005	2006	2007	2008	Thereafter	Total	Unrealized Gain /(Loss)
Forward Exchange Agreements (Receive $/Pay Euro) Contract Amount	$6,258,000						$6,258,000	($40,000)
Average Contract Exchange Rate	1.2515	--	--	--	--	--	1.2515	--

We had twelve forward exchange contracts outstanding serving as a hedge of a portion our forecasted sales to our subsidiaries in the notional amount of approximately $4.1 million at January 4, 2004. The fair value of the foreign currency derivative contracts outstanding at January 4, 2004 was approximately $4.3 million. A sensitivity analysis of a change in the fair value of the derivative foreign exchange contracts outstanding at January 4, 2003 indicates that, if the U.S. dollar weakened by 10%, the fair value of these contracts would decrease by $432,000. Conversely, if the U.S. dollar strengthened by 10%, the fair value of these contracts would increase by $393,000. Any gains and losses on the fair value of the derivative contract would be largely offset by losses and gains on the underlying transaction. These offsetting gains and losses are not reflected in the analysis above.

Cash Flow Hedges
Exchange Rate Sensitivity: January 4, 2004
(Amounts in $)

	Expected Maturity Dates
	2004	2005	2006	2007	2008	Thereafter	Total	Unrealized Gain /(Loss)
Forward Exchange Agreements (Receive $/Pay Euro) Contract Amount	$1,517,000	--	--	--	--	--	$1,517,000	($120,000)
Average Contract Exchange Rate	1.1666	--	--	--	--	--	1.1666	--

Forward Exchange Agreements (Receive $/Pay GBP) Contract Amount	$1,156,000	--	--	--	--	--	$1,156,000	($99,000)
Average Contract Exchange Rate	1.6520	--	--	--	--	--	1.6520	--

Forward Exchange Agreements (Receive $/Pay AUD) Contract Amount	$410,000	--	--	--	--	--	$410,000	($45,000)
Average Contract Exchange Rate	0.6833	--	--	--	--	--	0.6833	--

Forward Exchange Agreements (Receive $/Pay CAD) Contract Amount	$991,000	--	--	--	--	--	$991,000	$18,000
Average Contract Exchange Rate	1.3218	--	--	--	--	--	1.3218	--

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, an evaluation had been performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the Company’s management, including the CEO and CFO, concluded that, as of January 4, 2004, the Company’s disclosure controls and procedures were effective in ensuring that material information relating to the Company required to be included in the Company’s periodic SEC filings was made known to them on a timely basis.

Changes in Internal Controls Over Financial Reporting

There have been no significant changes in the Company’s internal controls over financial reporting that occurred during the quarter ended January 4, 2004, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

In the course of normal operations the Company is involved in litigation arising from commercial disputes, claims of former employees, and product litigation claims, none of which management believes will have a material effect on the Company’s consolidated financial position or results of operations.

Item 2. Changes in Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security-Holders

The following matters were voted upon and approved at the Company’s Annual Meeting of Stockholders held on February 11, 2004. On the record date of December 9, 2003 there were 9,136,345 shares issued, outstanding and eligible to vote, of which 8,187,689 or 90% were represented at the meeting either in person or by proxy.

        The proposal to elect the following three Class III directors to serve for a three year term:

	Votes For	Votes Withheld
Richard A. Packer	7,706,975	481,964
James W. Biondi, M.D.	7,884,785	304,154
Robert J. Halliday	7,950,510	238,429

        The proposal to approve an amendment and restatement of the ZOLL Medical Corporation 2001 Stock Incentive Plan:

Votes For:	5,573,584
Votes Withheld:	755,272
Votes Abstained	56,918

Item 5. Other Information

(a)	On January 30, 2004, M. Stephen Heilman, M.D. resigned from the Company’s Board of Directors. His resignation was not due to any disagreement on any matter relating to operations, policies, or practices.

(b)	During the period covered by this report, there have been no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors.

Item 6. Exhibits and Reports on Form 8-K

(a)

1.	Exhibit 31.1 - Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
2.	Exhibit 31.2 - Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
3.	Exhibit 32.1* - Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
4.	Exhibit 32.2* - Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)     Reports on Form 8-K

Form 8-K, filed on January 24, 2004 related to the press release discussing the results of the three months ended January 4, 2004.

*	This certification shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, nor shall it be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on February 18, 2004.

ZOLL MEDICAL CORPORATION

Date: February 18, 2004	By: /s/ Richard A. Packer
Richard A. Packer, Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: February 18, 2004	By: /s/ A. Ernest Whiton
A. Ernest Whiton, Vice President of Administration and Chief Financial Officer
(Principal Financial and Accounting Officer)