Form 10-Q
period 2004-04-04
ZOLL MEDICAL CORPORATION
filed 2004-05-19
CIK 887568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934.

For the three month period from January 5, 2004 to April 4, 2004.

Or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock:

Class	Outstanding at April 30, 2004
Common Stock, $0.02 par value	9,196,918

This document consists of 30 pages.

ZOLL MEDICAL CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ZOLL MEDICAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(000’s omitted, except per share data)

(Unaudited)

	April 4, 2004	September 28, 2003
ASSETS
Current assets:
Cash and cash equivalents	$29,177	$40,780
Marketable securities	23,735	19,992
Accounts receivable, less allowance of $5,200 at April 4, 2004, and $4,689 at September 28, 2003	47,672	47,906
Inventories:
Raw materials	14,728	13,662
Work-in-process	6,183	4,712
Finished goods	17,261	16,014

	38,172	34,388
Prepaid expenses and other current assets	5,312	5,042

Total current assets	144,068	148,108
Property and equipment, at cost:
Land and building	3,527	3,527
Machinery and equipment	37,620	34,512
Construction in progress	1,528	1,147
Tooling	8,104	7,678
Furniture and fixtures	2,503	2,173
Leasehold improvements	4,396	3,789

	57,678	52,826
Less: accumulated depreciation	33,217	29,780

Net property and equipment	24,461	23,046
Investments	9,304	12,804
Intangible assets, net	16,497	2,113
Other assets	5,468	6,025

	$199,798	$192,096

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$13,580	$12,204
Accrued expenses and other liabilities	21,427	22,399

Total current liabilities	35,007	34,603
Deferred income taxes	1,502	1,502
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, authorized 1,000 shares, none issued and outstanding
Common stock, $0.02 par value, authorized 19,000 shares, 9,186 and 9,063 issued and outstanding at April 4, 2004, and September 28, 2003, respectively	184	181
Capital in excess of par value	102,592	99,714
Accumulated other comprehensive loss	(1,632)	(1,810)
Retained earnings	62,145	57,906

Total stockholders’ equity	163,289	155,991

	$199,798	$192,096

See notes to unaudited consolidated financial statements.

ZOLL MEDICAL CORPORATION

CONSOLIDATED INCOME STATEMENTS

(000’s omitted, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	April 4, 2004	March 30, 2003	April 4, 2004	March 30, 2003
Net sales	$50,761	$46,589	$101,603	$89,681
Cost of goods sold	22,258	21,146	44,397	41,188

Gross profit	28,503	25,443	57,206	48,493

Expenses:
Selling and marketing	18,236	15,168	35,992	29,397
General and administrative	3,552	3,214	6,737	6,210
Research and development	4,680	3,644	9,020	6,700

Total expenses	26,468	22,026	51,749	42,307

Income from operations	2,035	3,417	5,457	6,186

Investment and other income	291	695	870	1,330

Income before income taxes	2,326	4,112	6,327	7,516
Provision for income taxes	768	1,357	2,088	2,480

Net income	$1,558	$2,755	$4,239	$5,036

Basic earnings per common share	$0.17	$0.30	$0.46	$0.56

Weighted average common shares outstanding	9,160	9,034	9,132	9,001

Diluted earnings per common and common equivalent share	$0.17	$0.30	$0.46	$0.55

Weighted average common and common equivalent shares outstanding	9,339	9,247	9,278	9,197

See notes to unaudited consolidated financial statements.

ZOLL MEDICAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(000’s omitted)

(Unaudited)

	Six Months Ended
	April 4, 2004	March 30, 2003
OPERATING ACTIVITIES:
Net income	$4,239	$5,036

Charges not affecting cash:
Depreciation and amortization	4,552	3,926
Tax benefit from the exercise of stock options	736	1,005
Unrealized loss from hedging activities	131	—
Changes in current assets and liabilities:
Accounts receivable	2,078	(309)
Inventories	(3,610)	(5,591)
Prepaid expenses and other current assets	113	(331)
Accounts payable and accrued expenses	(4,707)	992

Cash provided by operating activities	3,532	4,728

INVESTING ACTIVITIES:
Purchases of marketable securities	(9,000)	(15,580)
Sales of marketable securities	5,260	15,258
Additions to property and equipment	(5,360)	(3,064)
Payments for acquisitions	(8,513)	—
Other assets, net	—	(3,081)

Cash used for investing activities	(17,613)	(6,467)

FINANCING ACTIVITIES:
Exercise of stock options	2,147	1,027

Cash provided by financing activities	2,147	1,027

Effect of exchange rates on cash and cash equivalents	331	103

Net decrease in cash and cash equivalents	(11,603)	(609)
Cash and cash equivalents at beginning of period	40,780	55,658

Cash and cash equivalents at end of period	$29,177	$55,049

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period:
Income taxes	$1,106	$1,529

See notes to unaudited consolidated financial statements.

ZOLL MEDICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting only of adjustments of a normal recurring nature) considered necessary for a fair presentation have been included. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Examples include provisions for returns, bad debts and the estimated lives of fixed assets. Actual results may differ from these estimates. The results for the interim periods are not necessarily indicative of results to be expected for the entire year. The information contained in the interim financial statements should be read in conjunction with the Company’s audited financial statements as of and for the year ended September 28, 2003 included in its Form 10-K filed with the Securities and Exchange Commission (“SEC”) on December 19, 2003.

Certain reclassifications have been made to prior years’ consolidated financial statements to conform to the 2004 presentation.

2. Segment and Geographic Information

Segment information: The Company operates in a single business segment: the design, manufacture and marketing of a range of non-invasive resuscitation devices and software solutions. These devices and software help healthcare professionals, emergency medical service providers, and first responders diagnose and treat victims of trauma, as well as sudden cardiac arrest. In order to make operating and strategic decisions, ZOLL’s chief operating decision maker evaluates revenue performance based on the worldwide revenues of four customer/product categories but, due to shared infrastructures, profitability is based on an enterprise-wide measure. These customer/product categories consist of (1) the sale of resuscitation devices and accessories to the North American hospital market including the military marketplace, (2) the sale of the same items and data collection management software to the North American pre-hospital market, (3) the sale of disposable/other products in North America, (4) the sale of resuscitation devices, accessories, disposable electrodes and data collection management software to the international market.

Net sales by customer/product categories were as follows:

(000’s omitted)

	Three Months Ended		Six Months Ended
	April 4, 2004	March 30, 2003	April 4, 2004	March 30, 2003
Hospital Market - North America	$21,138	$18,061	$40,392	$31,093
Pre-hospital Market – North America	14,082	13,111	28,902	24,454
Other - North America	5,031	5,050	10,320	9,792
International Market	10,510	10,367	21,989	24,342

	$50,761	$46,589	$101,603	$89,681

The Company reports assets on a consolidated basis to the chief operating decision maker.

Geographic information: Net sales by major geographical area, determined on the basis of destination of the goods, are as follows:

(000’s omitted)

	Three Months Ended		Six Months Ended
	April 4, 2004	March 30, 2003	April 4, 2004	March 30, 2003
United States	$38,170	$34,987	$73,725	$62,322
Foreign	12,591	11,602	27,878	27,359

	$50,761	$46,589	$101,603	$89,681

No individual foreign country represented 10% or more of our revenues for the three and six months ended April 4, 2004 and March 30, 2003.

3. Comprehensive Income

The Company computes comprehensive income in accordance with Statement of Financial Accounting Standards No. 130 (“SFAS 130”) “Reporting Comprehensive Income”. SFAS 130 establishes standards for the reporting and display of comprehensive income and its components in the financial statements. Other comprehensive income, as defined, includes all changes in equity during a period from non-owner sources, such as unrealized gains and losses on available-for-sale securities, foreign currency translation and the changes in fair value of the effective portion of our outstanding cash flow hedge contracts. Total comprehensive income for the three and six months ended April 4, 2004 and March 30, 2003, respectively, were as follows:

(000’s omitted)

	Three Months Ended		Six Months Ended
	April 4, 2004	March 30, 2003	April 4, 2004	March 30, 2003

Net income	$1,558	$2,755	$4,239	$5,036
Unrealized gains/(losses) on available-for-sales securities, net of tax	(24)	(161)	(23)	8
Foreign currency translation adjustment	(196)	(112)	366	(127)
Net unrealized gains/(losses) on cash flow hedges	81	—	(165)	—

Total comprehensive income	$1,419	$2,482	$4,417	$4,917

4. Stock Option Plans

At April 4, 2004, the Company had three stock-based compensation plans. The Company’s 1992 and 2001 stock option plans provide for the granting of options to officers and other key employees to purchase the Company’s Common Stock at a purchase price, in the case of incentive stock options, at least equal to the fair market value per share of the outstanding Common Stock of the Company at the time the option is granted, as determined by the Compensation Committee of the Board of Directors. Options are no longer granted under the 1992 plan. The options vest in equal annual installments over two or four years and have a maximum life of 10 years. The Company’s Non-employee Director Stock Option Plan provides for the grant of options to purchase 10,000 shares of Common Stock to Directors of the Company who are not also employees of the Company or any of its subsidiaries upon the Directors’ initial appointment to the Board of Directors. The Non-employee Director options vest in equal annual installments over a four year period. The Non-employee Director options are granted at an exercise price equal to the fair market value of the Common Stock on the date the option is granted.

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

(000’s omitted, except per share data)

	Three Months Ended		Six Months Ended
	April 4, 2004	March 30, 2003	April 4, 2004	March 30, 2003

Net income-as reported	$1,558	$2,755	$4,239	$5,036
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(627)	(721)	(1,309)	(1,414)

Net income-pro forma	$931	$2,034	$2,930	$3,622

Earnings per share:
Basic – as reported	$0.17	$0.30	$0.46	$0.56

Basic – pro forma	$0.10	$0.23	$0.32	$0.40

Diluted – as reported	$0.17	$0.30	$0.46	$0.55

Diluted – pro forma	$0.10	$0.22	$0.32	$0.39

The above proforma amounts may not be representative of the effects on reported net income for future years. The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions for the six months ended April 4, 2004 and March 30, 2003:

	April 4, 2004	March 30, 2003
Dividend yield	0%	0%
Expected volatility	68.1%	73.7%
Risk-free interest rate	3.14%	4.00%
Expected lives	5 years	5 years

5. Earnings per Share

The shares used for calculating basic earnings per common share were the average shares outstanding of common stock and the shares used for calculating diluted earnings per common share were the average shares outstanding of common stock plus the dilutive effect of stock options.

(000’s omitted)

	Three Months Ended		Six Months Ended
	April 4, 2004	March 30, 2003	April 4, 2004	March 30, 2003
Average shares outstanding for basic earnings per share	9,160	9,034	9,132	9,001
Dilutive effect of stock options	179	213	146	196

Average shares outstanding for diluted earnings per share	9,339	9,247	9,278	9,197

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

The Company had one foreign currency forward contract outstanding, serving as a hedge of a substantial portion of our Euro-denominated intercompany balances, in the notional amount of approximately 4.5 million Euros at April 4, 2004. The net settlement amount of this contract at April 4, 2004, was an unrealized gain of approximately $91,000.

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

At April 4, 2004, the Company had eighteen foreign currency forward contracts outstanding, all maturing in less than twelve months, to exchange the Euro, British Pound, Australian Dollar and Canadian Dollar for U.S. Dollars totaling $5.2 million. The net settlement amount of these contracts at April 4, 2004 was an unrealized loss of approximately $165,000.

Net realized losses from foreign currency forward contracts totaled $24,000 during the quarter ended April 4, 2004 and are included in the consolidated statement of income compared to net realized losses of $4,000 for the prior year quarter.

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

Product warranty activity for the six months ended April 4, 2004 is as follows:

(000’s omitted)

Balance at September 28, 2003	Accruals for warranties issued during the period	Decrease to pre- existing warranties	Balance at April 4, 2004
$2,109	$621	$185	$2,545

8. Acquisitions

In March 2004, the Company entered into an exclusive license agreement with LifeCOR, Inc. (“LifeCOR”). LifeCOR is a privately owned medical equipment company that designs, manufactures and markets a wearable external defibrillator system. The agreement represents another move to broaden our product offerings in the resuscitation arena. The Company believes the wearable defibrillator has the potential to become an integral part of the Chain of Survival by providing both the patient and staff the benefit of unhindered patient mobility. The licensed technology includes LifeCOR’s Life•Padz System, which is a next-generation in-hospital wearable cardioverter defibrillator which received clearance from the U.S. Food and Drug Administration (FDA) in May 2004. Under this license agreement, the Company acquired exclusive marketing and distribution rights to LifeCOR’s technology for in-hospital use in exchange for $5 million in cash and the return of the $3.5 million equity investment that the Company previously maintained in LifeCOR. The Company is also providing a working capital line of credit secured by LifeCOR’s accounts receivable and other assets. No voting interest was acquired in the agreement. In addition, the Company has also obtained an option, exercisable through October 2005, to purchase the remainder of LifeCOR’s assets. If the option is exercised, the Company will assume LifeCOR’s debt, estimated to be $6.5 million, and will make earn out payments to LifeCOR’s shareholders based upon future revenue growth of the acquired business over a five-year period.

Of the $8.5 million purchase price for the license agreement, $7.2 million was assigned to license fees with a useful life of 25 years, and $1.3 million to the purchase option which is not subject to amortization.

In March 2004, the Company acquired substantially all the assets of Infusion Dynamics, Inc. (“Infusion”). Infusion is a privately owned medical equipment company that manufactures a fluid resuscitation product called the Power Infuser®. The Power Infuser is a small, lightweight, easy-to-use device, which provides highly controlled, rapid delivery of intravenous (IV) fluids to trauma victims. The addition of fluid resuscitation capability fits within our strategic vision of providing resuscitation technologies that move the Company beyond the defibrillation shock. The product will fit within our existing distribution networks to our customers. No voting interest was acquired in the acquisition. Under the terms of the acquisition, the Company paid approximately $6.4 million in cash, assumed liabilities of approximately $200,000, and is obligated to make additional earn out and royalty payments (“contingencies”)

over the next several years based on performance of the business. When these contingencies are resolved and the consideration is distributable, the Company will record the fair value of the additional consideration as additional cost of the acquired assets. Beginning March 1, 2004, the results of operations of Infusion are included in the consolidated income statement of the Company.

The following is a summary of the Company’s preliminary estimate of the fair values of the assets acquired and liabilities assumed at the date of the acquisition. The Company has engaged a third party to appraise the fair value of the acquired intangible assets. The results of the appraisal are preliminary at this time. The final results of the appraisal may differ from the preliminary estimate of the fair value of the acquired intangible assets. The Company will finalize the purchase price allocation upon receiving the final appraisal report and other relevant information relating to the acquisition. The final purchase price allocation may be significantly different than the Company’s preliminary estimate as presented below.

(000’s omitted)

Assets:
Current assets	$680
Property and equipment	131
Goodwill	2,533
Intangible assets subject to amortization (estimated 10 year weighted-average useful life):	3,403

Total assets acquired	$6,747

Liabilities:
Current liabilities	$195

Total liabilities assumed	195

Net assets acquired	$6,552

The $2.5 million of goodwill will be assigned to our only reportable segment which is the design, manufacture and marketing of an integrated line of proprietary non-invasive resuscitation devices, and systems used for the treatment of victims of trauma, including sudden cardiac arrest. All of the goodwill is expected to be deductible for income tax purposes.

Supplemental Pro Forma Information

The unaudited pro forma combined condensed statements of income for the period ended April 4, 2004 gives effect to the acquisition of Infusion as if the acquisition had occurred at the beginning of the period, January 5, 2004, and the beginning of the year, September 29, 2003, and the corresponding periods in the prior year after giving effect to certain adjustments, including amortization of the intangibles subject to amortization and related income taxes.

The unaudited proforma combined condensed statements of income are not necessarily indicative of the financial results that would have occurred if the Infusion acquisition had been consummated on January 5, 2004 or September 29, 2003, or the corresponding period in the prior year, nor are they necessarily indicative of the financial results which may be attained in the future.

The proforma statement of income is based upon available information and upon certain assumptions that ZOLL’s management believes are reasonable. The Infusion acquisition is being accounted for using the purchase method of accounting. The allocation of the purchase price is preliminary. Final amounts could differ from those reflected in the pro forma statement of income, and such differences could be significant.

(000’s omitted)

	Three Months Ended		Six Months Ended
	April 4, 2004	March 30, 2003	April 4, 2004	March 30, 2003
Net sales	$51,803	$48,586	$105,106	$92,984
Net income	$1,915	$3,317	$5,156	$5,861
Net income per common share
Basic	$0.21	$0.37	$0.56	$0.65
Diluted	$0.21	$0.36	$0.56	$0.64

9. Recent Accounting Pronouncements

In December 2003, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition” (SAB 104). SAB 104 updates portions of the interpretive guidance included in Topic 13 of the codification of the Staff Accounting Bulletins in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The Company believes it is following the guidance of SAB 104, and the issuance of SAB 104 did not have a material impact on the Company’s financial position or results of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

We design, manufacture, market, or sell non-invasive resuscitation devices and software solutions. These solutions include pacing and defibrillation devices (ZOLL’s M Series™ and AED Plus™, and LifeCOR, Inc.’s LifeVest™ Wearable Defibrillator); circulatory assist devices (Advanced Circulatory Systems, Inc.’s ResQPOD™ Circulatory Enhancer); and a unique fluid resuscitation product called the Power Infuser®, manufactured by Infusion Dynamics, a division of ZOLL. These devices help health care professionals, emergency medical service providers, and first responders diagnose and treat victims of trauma, as well as sudden cardiac arrest. Through our subsidiary ZOLL Data Systems (formerly Pinpoint Technologies), we also design and market software that automates the collection and management of both clinical and non-clinical data.

Three Months Ended April 4, 2004 Compared To Three Months Ended March 30, 2003

Net sales by customer/product categories are as follows:

(000’s omitted)

	Three Months Ended
	April 4, 2004	March 30, 2003
Hospital Market - North America	$21,138	$18,061
Pre-hospital Market – North America	14,082	13,111
Other - North America	5,031	5,050
International Market	10,510	10,367

	$50,761	$46,589

Net sales increased 9% to $50.8 million for the three months ended April 4, 2004, as compared to $46.6 million for the same period a year earlier. The increase in total sales over the same quarter in the prior fiscal year was attributed to increased sales of our AED Plus product of approximately $2.1 million, approximately $1.2 million related to the increase in sales to the U.S. Military, and a minor increase in sales of our data management products. Sales to the North American hospital market were $21.1 million, a 17% increase in comparison to $18.1 million for the same period a year prior. Sales to the North American pre-hospital market increased 7% to $14.1 million, up from $13.1 million in the second quarter of the previous fiscal year. The growth in the North American pre-hospital market was driven by increased volume and market share with the AED Plus product and increased sales of our data management products. Total North American sales increased 11% to $40.3 million in comparison to $36.2 million for the same period a year earlier. Total sales of the AED Plus product to all our markets were $7.0 million in comparison to $4.9 million for the same period last year. This increase reflects the efforts of our additional sales force resources assigned to the AED market and was driven by volume and increased market share. International sales increased slightly to $10.5 million in comparison to $10.4 million for the same period a year earlier. Excluding the favorable impact of $1.0 million of foreign currency exchange rates, International sales decreased 9%. Our United Kingdom sales volume decreased in the current quarter compared to the prior year quarter because, during the prior year, the UK government funded upgrades to EMS systems which did not repeat in the current year quarter.

Gross margin for the three months ended April 4, 2004 increased to 56.2% as compared to 54.6% for the comparable prior year quarter. The increased margin compared to the prior comparable period is due to a lower mix of International shipments, including sales to distributors which typically carry lower average gross margins, and a higher mix of AED’s.

Operating expenses for the three months ended April 4, 2004 and March 30, 2003 are as follows:

(000’s omitted)

	Three Months Ended
	April 4, 2004	% of Sales	March 30, 2003	% of Sales
Expenses
Selling and marketing	$18,236	35.9%	$15,168	32.6%
General and administrative	3,552	7.0%	3,214	6.9%
Research and development	4,680	9.2%	3,644	7.8%

Total expenses	$26,468	52.1%	$22,026	47.3%

Selling and marketing expenses increased as a percentage of net sales to 35.9% as compared to 32.6% for the same period a year earlier. Selling and marketing expenses in total increased $3.1 million or 20.2% for the three months ended April 4, 2004 compared to the three months ended March 30, 2003. The increase in selling and marketing expense primarily reflects the cost of growth in our sales force of $2.8 million.

General and administrative expenses increased as a percentage of net sales to 7.0% from 6.9%. General and administrative expenses increased $338,000 or 10.5% for the three months ended April 4, 2004 compared to the three months ended March 30, 2003. This increase is consistent with the growth of the business.

Research and development expenses increased as a percentage of net sales to 9.2% from 7.8%. Research and development expenses increased $1.0 million or 28.4% for the three months ended April 4, 2004 compared to the three months ended March 30, 2003. This change reflects increased personnel costs of $622,000 due to an increase in headcount and $231,000 of consulting fees to support ongoing future product development, and continued clinical trials.

Our effective tax rate remained consistent at 33% for the three months ended April 4, 2004 as compared to the same period in fiscal 2003, reflecting the continued generation of research and development tax credits, and the impact of foreign earnings taxed at differing rates.

Six Months Ended April 4, 2004 Compared To Six Months Ended March 30, 2003

Net sales by customer/product categories are as follows:

(000’s omitted)

	Six Months Ended
	April 4, 2004	March 30, 2003
Hospital Market - North America	$40,392	$31,093
Pre-hospital Market – North America	28,902	24,454
Other - North America	10,320	9,792
International Market	21,989	24,342

	$101,603	$89,681

Net sales increased 13% to $101.6 million for the six months ended April 4, 2004, as compared to $89.7 million for the same period a year earlier. Sales to the North American hospital market amounted to $40.4 million, a 30% increase in comparison to $31.1 million for the same period a year prior. The increase in sales over the six month period in fiscal 2003 was attributed primarily to increased U.S. Military shipments for their PMI (Patient Movement Item) program of $9 million. Sales to the North American pre-hospital market increased 18% to $28.9 million, up from $24.5 million for the same six month period of the previous fiscal year. The increase in the North American pre-hospital market was primarily due to increased volume of AED Plus sales of $2.7 million and a smaller increase reflecting sales of our data management products. Total North American sales increased 22% to $79.6 million in comparison to $65.3 million for the same period a year earlier. Total sales of the AED Plus product were $13.8 million in comparison to $8.7 million for the same period last year. This increase reflects the efforts of our additional sales force resources assigned to the AED market. International sales decreased to $22.0 million in comparison to $24.3 million for the same period a year earlier primarily resulting from volume of UK government EMS upgrades in the prior year period which did not repeat this year. Excluding the favorable impact of $1.5 million of foreign currency exchange rates, International sales decreased 16%.

Gross margin for the six months ended April 4, 2004 increased to 56.3% as compared to 54.1% for the comparable prior year period. The increased margin compared to the prior comparable period is due to our geographic mix, as our International shipments decreased approximately 10% from the prior year period and accounted for 22% of our consolidated sales in 2004. Our International shipments, including sales to distributors, typically carry lower than average gross margins.

Operating expenses for the six months ended April 4, 2004 and March 30, 2003 are as follows:

	Six Months Ended
	April 4, 2004	% of Sales	March 30, 2003	% of Sales
Expenses:
Selling and marketing	$35,992	35.4%	$29,397	32.8%
General and administrative	6,737	6.6%	6,210	6.9%
Research and development	9,020	8.9%	6,700	7.5%

Total expenses	$51,749	50.9%	$42,307	47.2%

Selling and marketing expenses increased as a percentage of net sales to 35.4% as compared to 32.8% for the same period a year earlier. Selling and marketing expenses in total increased $6.6 million or 22.4% for the six months ended April 4, 2004 compared to the six months ended March 30, 2003. The increase in selling and marketing expense primarily reflects our increased sales force and related travel costs of $5.8 million.

General and administrative expenses decreased as a percentage of net sales to 6.6% from 6.9%. General and administrative expenses increased $527,000 or 8.5% for the six months ended April 4, 2004 compared to the six months ended March 30, 2003. This increase was due primarily to staffing and related personnel costs of $366,000.

Research and development expenses increased as a percentage of net sales to 8.9% from 7.5%. Research and development expenses increased $2.3 million or 34.6% for the six months ended April 4, 2004 compared to the six months ended March 30, 2003. This change reflects additional personnel of $1.5 million, and consulting and outside services of $527,000 in support of ongoing future product development, and continued clinical trials.

Our effective tax rate remained consistent at 33% for the six months ended April 4, 2004 as compared to the same period in fiscal 2003, reflecting the continued generation of research and development tax credits, and the impact of foreign earnings taxed at differing rates.

Liquidity and Capital Resources

To assist with the discussion that follows our table of abbreviated cash flows for the six months ended April 4, 2004 is shown here:

	Six Months Ended
	April 4, 2004	March 30, 2003
OPERATING ACTIVITIES:
Net income	$4,239	$5,036

Charges not affecting cash:	5,419	4,931

Changes in current assets and liabilities:	(6,126)	(5,239)

Cash provided by operating activities	3,532	4,728

INVESTING ACTIVITIES:
Cash used for investing activities	(17,613)	(6,467)

FINANCING ACTIVITIES:
Cash provided by financing activities	2,147	1,027

Effect of exchange rates on cash and cash equivalents	331	103

Net decrease in cash and cash equivalents	$(11,603)	$(609)

Our total cash, cash equivalents and marketable securities decreased $11.6 million for the six months ended April 4, 2004. Our cash and cash equivalents at April 4, 2004 totaled $29.2 million compared with $40.8 million at September 28, 2003. In addition, we had marketable securities amounting to $23.7 million at April 4, 2004 in comparison to $20.0 million at September 28, 2003.

Cash provided by operating activities for the six months ended April 4, 2004 was $3.5 million as compared to $4.7 million provided by operating activities during the same period in fiscal year 2003. This decrease was primarily attributable to a lower net income due to a decrease in international sales and a decrease in accounts payable due to the timing of our payments offset by decreases in accounts receivable, and increased depreciation expense.

Cash used for investing activities amounted to $17.6 million during the six months ended April 4, 2004 compared to $6.5 million during the six months ended March 30, 2003. This change reflects greater fixed asset additions in the current year period, an increase in marketable securities purchases in the current year period and certain investments made in the current year period which did not occur in the prior year period. These current period investments included the license agreement with LifeCOR, Inc. and the asset acquisition of Infusion Dynamics, Inc. as discussed in Note 8 above. For the six months ended April 4, 2004, cash paid to LifeCOR, Inc. totaled $2.1 million and cash paid to Infusion Dynamics, Inc. totaled $6.4 million. The increase in fixed assets additions was primarily due to additional equipment deployed to our growing sales force. Another factor contributing to the increase was additional leasehold improvements for our new facility in Chelmsford, Massachusetts. For the six months ended April 4, 2004, leasehold improvement additions increased $579,000 compared to the prior year period. Our lease provided for approximately $3.7 million of leasehold improvements to be reimbursed by the landlord. As of April 4, 2004, the entire $3.7 million of leasehold improvements had been incurred and approximately $3.3 million has been reimbursed and the remaining $361,000 has been requested for reimbursement from the landlord.

Cash provided by financing activities was $2.1 million for the six months ended April 4, 2004 compared to $1.0 million for the same period in fiscal year 2003. The change reflects a higher number of stock options exercised during the period (122,363 verses 111,404) at a higher average exercise price ($17.53 verses $9.23).

We have investments in privately held technology companies with a carrying value of $9.3 million. We have performed a review of these investments and determined the carrying value of these investments were not impaired.

We have the option to acquire the remaining outstanding shares of Revivant Corporation (Revivant) at any time up through October 4, 2004. If the option is exercised, we will pay $15 million to Revivant’s shareholders to acquire the remaining outstanding shares. We may also subsequently make clinical milestone payments, up to an additional $15 million, tied to the completion of certain clinical trials with the AutoPulse™ Resuscitation System through 2006. We will make additional payments in the years 2005 through 2007 based on the growth of the AutoPulse sales. All payments will be a combination of cash and ZOLL common stock.

We also have an option to acquire the remainder of LifeCOR’s assets. If the option is exercised, we will make earn out payments to LifeCOR’s shareholders based upon future revenue growth of the acquired business over a five-year period.

We maintain a working capital line of credit with our bank. Under this working capital line, we may borrow on a demand basis. Currently, we may borrow up to $12.0 million at an interest rate equal to the bank’s base rate. No borrowings were outstanding on this line at the end of the second quarter of fiscal 2004. As discussed in Note 8, we are also providing a working capital line of credit to LifeCOR secured by LifeCOR’s accounts receivable and other assets.

We believe that the combination of existing cash, cash equivalents, and highly liquid short-term investments on hand, future cash to be generated by operations and amounts available under our existing line of credit will be sufficient to meet our ongoing operating and capital expenditure requirements for the foreseeable future.

Off-Balance Sheet Arrangements

Our only off-balance sheet arrangements consist of non-cancelable operating leases entered into in the ordinary course of business. The table shown below in the next section titled “Contractual Obligations and Other Commercial Commitments” shows the amounts of our operating lease commitments payable by year. For liquidity purposes, we choose to lease automobiles and the majority of our facilities instead of purchasing them.

Contractual Obligations and Other Commercial Commitments

The following table sets forth certain information concerning our obligations and commitments to make future payments under contracts, such as debt and lease agreements, and under contingent commitments.

(000’s omitted)

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Contractual Obligations
Non-Cancelable Operating Lease Obligations	$8,831	$1,475	$2,690	$2,219	$2,447
Purchase Obligations	452	452	—	—	—

Total Contractual Obligations	$9,283	$1,927	$2,690	$2,219	$2,447

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

Revenue Recognition

Revenues from sales of cardiac resuscitation devices, disposable electrodes and accessories are recognized when a signed non-cancelable purchase order exists, the product is shipped, title and risk have passed to the customer, the fee is fixed and determinable, and collection is considered probable. Circumstances which generally preclude the immediate recognition of revenue include shipping terms of FOB destination and the existence of a customer acceptance clause in a contract based upon customer inspection of the product. In these instances, revenue is deferred until adequate documentation is obtained to ensure that these criteria have been fulfilled. Our sales to customers often include a cardiac resuscitation device, disposable electrodes and other accessories. For the vast majority of our shipments, all deliverables are shipped together. In cases where some elements of a multiple element arrangement are not delivered as of a reporting date, we defer the fair value of the undelivered elements and only recognize the revenue related to the delivered elements in accordance with Emerging Issues Task Force (EITF) 00-21 “Revenue Arrangements with Multiple Deliverables”. Revenues are recorded net of estimated returns.

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

Our software arrangements contain multiple elements, which include software products, services and PCS. We do not have vendor specific objective evidence of fair value for our software products. We do, however, have vendor specific objective evidence of fair value for items such as technical services, maintenance, upgrades and support for the software products based upon the price charges when such items are sold separately. Accordingly, for transactions where vendor specific objective evidence exists for undelivered elements but not for delivered elements, we use the residual method as discussed in SOP 98-9, “Modification of SOP 97-2, With Respect to Certain Transactions.” Under the residual method, the total fair value of the undelivered elements, as indicated by vendor specific objective evidence, is deferred and the difference between the total arrangement fee and the amount deferred for the undelivered elements is recognized as revenue related to the delivered elements.

We do not ship any of our software products to distributors or resellers. Our software products are sold only by our sales force directly to the end user.

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

As of April 4, 2004 our accounts receivable balance of $47.7 million is reported net of allowances of $5.2 million. We believe our reported allowances at April 4, 2004 are adequate. If the financial conditions of our customers were to deteriorate, however, resulting in their inability to make payments, we may need to record additional allowances, resulting in additional expenses being recorded for the period in which such determination was made.

Warranty Reserves

Our products are sold with warranty provisions that require us to remedy deficiencies in quality or performance over a specified period of time, usually one to five years. We provide for the estimated cost of product warranties at the time revenue is recognized. While we engage in product quality programs and processes, our warranty obligation is affected by product failure rates, material usage and service delivery costs incurred in correcting a product failure. We believe that our recorded liability of $2.5 million at April 4, 2004 is adequate to cover future costs for the servicing of our products sold through that date. If actual product failure rates, material usage or service delivery costs differ from our estimates, revisions to the estimated warranty liability would be required.

Inventory Reserves

We value our inventories at the lower of cost or market. Cost is determined by the first-in, first-out (“FIFO”) method, including material, labor and factory overhead. Significant management judgment is required to determine the reserve for obsolete or excess inventory. Inventory on hand may exceed future demand either because the product is outdated, obsolete, or because the amount on hand is in excess of future needs. We provide for the total value of inventories that we determine to be obsolete based on criteria such as customer demand and changing technologies. At April 4, 2004, our inventory reserves were $2.4 million, or 6.0% of our $40.6 million gross inventories.

Long Lived Assets

Management periodically reviews the carrying amount of its intangible assets to assess potential impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. The determination includes evaluation of factors such as current market value, business climate and future cash flows expected to result from the use of the related assets. The Company’s policy is to use undiscounted cash flows in assessing potential impairment and to record an impairment loss in the period when it is determined that the carrying amount of the asset may not be recoverable.

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

Two of our major competitors have recently entered the home market. We also sell to the home market and if our plan turns out to be less effective or efficient, we might have difficulty building market share.

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

The degree of market acceptance of any of our products will depend on a number of factors, including:

•	our ability to develop and introduce new products in a timely manner;

•	our ability to successfully implement new product technologies;

•	the market’s readiness to accept new products such as our data management products and our PAD product;

•	the standardization of an automated platform for data management systems;

•	the clinical efficacy of our products and the outcome of clinical trials;

•	the ability to obtain timely regulatory approval for new products; and

•	the prices of our products compared to the prices of our competitors’ products.

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

Compliance With Changing Regulation of Corporate Governance, Public Disclosure and Accounting Matters May Result in Additional Expenses

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002 and new rules subsequently implemented by the SEC and The NASDAQ Stock Market, as well as new accounting pronouncements, are creating uncertainty and additional complexities for companies. To maintain high standards of corporate governance and public disclosure, we continue to invest resources to comply with evolving standards. This investment may result in increased general and administrative expenses and a diversion of management time and attention from revenue generating and cost management activities.

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

Our International Sales Expose Our Business to a Variety of Risks That Could Result in Significant Fluctuations in Our Results of Operations

Approximately 27% of our sales for the six months ended April 4, 2004 were made to foreign purchasers and we plan to increase the sale of our products to foreign purchasers in the future. As a result, a significant portion of our sales is and will continue to be subject to the risks of international business, including:

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

We had one forward exchange contract outstanding serving as a hedge of our Euro intercompany receivables in the notional amount of approximately 4.5 million Euros at April 4, 2004. The contract serves as a hedge of a substantial portion of our Euro-denominated intercompany balances. The fair value of the foreign currency derivative contract outstanding at April 4, 2004 was approximately $5.5 million resulting in an unrealized gain of $91,000. A sensitivity analysis of a change in the fair value of the Euro derivative foreign exchange contract outstanding at April 4, 2003 indicates that, if the U.S. dollar weakened by 10% against the Euro, the fair value of this contract would decrease by $546,000. Conversely, if the U.S. dollar strengthened by 10% against the Euro, the fair value of this contract would increase by $496,000. Any gains and losses on the fair value of the derivative contract would be largely offset by losses and gains on the underlying transaction. These offsetting gains and losses are not reflected in the analysis above.

Intercompany Receivable Hedge

Exchange Rate Sensitivity: April 4, 2004

(Amounts in $)

	Expected Maturity Dates						Total	Unrealized Gain / (Loss)
	2004	2005	2006	2007	2008	Thereafter
Forward Exchange Agreements (Receive $/Pay Euro) Contract Amount	$5,551,000						$5,551,000	$91,000
Average Contract Exchange Rate	1.2336	—	—	—	—	—	1.2336	—

We had eighteen forward exchange contracts outstanding serving as a hedge of a portion our forecasted sales to our subsidiaries in the notional amount of approximately $5.2 million at April 4, 2004. The fair value of the foreign currency derivative contracts outstanding at April 4, 2004 was approximately $5.4 million. A sensitivity analysis of a change in the fair value of the derivative foreign exchange contracts outstanding at April 4, 2003 indicates that, if the U.S. dollar weakened by 10%, the fair value of these contracts would decrease by $536,000. Conversely, if the U.S. dollar strengthened by 10%, the fair value of these contracts would increase by $487,000. Any gains and losses on the fair value of the derivative contract would be largely offset by losses and gains on the underlying transaction. These offsetting gains and losses are not reflected in the analysis above.

Cash Flow Hedges

Exchange Rate Sensitivity: April 4, 2004

(Amounts in $)

	Expected Maturity Dates						Total	Unrealized Gain / (Loss)
	2004	2005	2006	2007	2008	Thereafter
Forward Exchange Agreements (Receive $/Pay Euro) Contract Amount	$2,531,000	—	—	—	—	—	$2,531,000	$(17,000)
Average Contract Exchange Rate	1.2054	—	—	—	—	—	1.2054	—

Forward Exchange Agreements (Receive $/Pay GBP) Contract Amount	$1,007,000	—	—	—	—	—	$1,007,000	$(92,000)
Average Contract Exchange Rate	1.6787	—	—	—	—	—	1.6787	—

Forward Exchange Agreements (Receive $/Pay AUD) Contract Amount	$704,000	—	—	—	—	—	$704,000	$(54,000)
Average Contract Exchange Rate	0.7038	—	—	—	—	—	0.7038	—

Forward Exchange Agreements (Receive $/Pay CAD) Contract Amount	$949,000	—	—	—	—	—	$949,000	$(3,000)
Average Contract Exchange Rate	0.7589	—	—	—	—	—	0.7589	—

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, an evaluation had been performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the Company’s management, including the CEO and CFO, concluded that, as of April 4, 2004, the Company’s disclosure controls and procedures were effective in ensuring that material information relating to the Company required to be included in the Company’s periodic SEC filings was made known to them on a timely basis.

Changes in Internal Controls Over Financial Reporting

There have been no significant changes in the Company’s internal controls over financial reporting that occurred during the quarter ended April 4, 2004, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 2. Changes in Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Not Applicable.

Item 5. Other Information

(a)	Not Applicable.

(b)	During the period covered by this report there were no material changes to the procedures by which security holders may recommend nominees to the Board of Directors.

Item 6. Exhibits and Reports on Form 8-K

(a)

1.	Exhibit 31.1 – Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

2.	Exhibit 31.2 - Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

3.	Exhibit 32.1* – Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

4.	Exhibit 32.2* – Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

Form 8-K, filed on April 20, 2004 related to the press release discussing the results of the three months ended April 4, 2004.

Form 8-K, filed on April 6, 2004 related to the press release announcing less than expected revenue and earnings for the three months ended April 4, 2004.

*	This certification shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, nor shall it be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 19, 2004.

ZOLL MEDICAL CORPORATION

Date: May 19, 2004	By:	/s/ Richard A. Packer
Richard A. Packer, Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: May 19, 2004	By:	/s/ A. Ernest Whiton
A. Ernest Whiton,
Vice President of Administration and Chief Financial Officer
(Principal Financial and Accounting Officer)