Form 10-Q
period 2004-07-04
ZOLL MEDICAL CORPORATION
filed 2004-08-18
CIK 887568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934.

For the three month period from April 5, 2004 to July 4, 2004.

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock:

Class	Outstanding at August 6, 2004
Common Stock, $0.02 par value	9,298,905

This document consists of 30 pages.

ZOLL MEDICAL CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ZOLL MEDICAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(000’s omitted, except per share data)

(Unaudited)

	July 4, 2004	September 28, 2003
ASSETS
Current assets:
Cash and cash equivalents	$28,872	$40,780
Marketable securities	20,382	19,992
Accounts receivable, less allowance of $4,714 at July 4, 2004, and $4,689 at September 28, 2003	51,667	47,906
Inventories:
Raw materials	15,290	13,662
Work-in-process	5,685	4,712
Finished goods	16,544	16,014

	37,519	34,388
Prepaid expenses and other current assets	5,458	5,042

Total current assets	143,898	148,108
Property and equipment, at cost:
Land and building	3,595	3,527
Machinery and equipment	39,692	34,512
Construction in progress	2,066	1,147
Tooling	8,134	7,678
Furniture and fixtures	2,564	2,173
Leasehold improvements	4,406	3,789

	60,457	52,826
Less: accumulated depreciation	34,911	29,780

Net property and equipment	25,546	23,046
Investments	9,880	12,804
Intangible assets, net	16,198	2,113
Other assets	5,796	6,025

	$201,318	$192,096

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$13,289	$12,204
Accrued expenses and other liabilities	19,181	22,399

Total current liabilities	32,470	34,603
Deferred income taxes	1,502	1,502
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, authorized 1,000 shares, none issued and outstanding
Common stock, $0.02 par value, authorized 19,000 shares, 9,259 and 9,063 issued and outstanding at July 4, 2004, and September 28, 2003, respectively	185	181
Capital in excess of par value	104,534	99,714
Accumulated other comprehensive loss	(2,090)	(1,810)
Retained earnings	64,717	57,906

Total stockholders’ equity	167,346	155,991

	$201,318	$192,096

See notes to unaudited consolidated financial statements.

ZOLL MEDICAL CORPORATION

CONSOLIDATED INCOME STATEMENTS

(000’s omitted, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	July 4, 2004	June 29, 2003	July 4, 2004	June 29, 2003
Net sales	$54,454	$44,716	$156,057	$134,397
Cost of goods sold	23,356	19,353	67,753	60,541

Gross profit	31,098	25,363	88,304	73,856

Expenses:
Selling and marketing	19,351	14,817	55,343	44,214
General and administrative	3,703	3,088	10,440	9,298
Research and development	4,706	3,575	13,726	10,275

Total expenses	27,760	21,480	79,509	63,787

Income from operations	3,338	3,883	8,795	10,069

Investment and other income	500	515	1,370	1,845

Income before income taxes	3,838	4,398	10,165	11,914
Provision for income taxes	1,266	1,451	3,354	3,931

Net income	$2,572	$2,947	$6,811	$7,983

Basic earnings per common share	$0.28	$0.33	$0.74	$0.89

Weighted average common shares outstanding	9,211	9,056	9,158	9,019

Diluted earnings per common and common equivalent share	$0.28	$0.32	$0.73	$0.87

Weighted average common and common equivalent shares outstanding	9,316	9,220	9,283	9,203

See notes to unaudited consolidated financial statements.

ZOLL MEDICAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(000’s omitted)

(Unaudited)

	Nine Months Ended
	July 4, 2004	June 29, 2003
OPERATING ACTIVITIES:
Net income	$6,811	$7,983

Charges not affecting cash:
Depreciation and amortization	6,881	5,768
Tax benefit from the exercise of stock options	971	1,018
Unrealized loss from hedging activities	33	—
Changes in current assets and liabilities:
Accounts receivable	(2,024)	1,773
Inventories	(3,238)	(8,495)
Prepaid expenses and other current assets	(267)	(393)
Accounts payable and accrued expenses	(5,080)	555

Cash provided by operating activities	4,087	8,209

INVESTING ACTIVITIES:
Purchases of marketable securities	(9,000)	(15,580)
Sales of marketable securities	8,613	15,258
Additions to property and equipment	(8,624)	(5,063)
Payments for acquisitions	(11,080)	—
Other assets	—	(3,962)

Cash used for investing activities	(20,091)	(9,347)

FINANCING ACTIVITIES:
Exercise of stock options	3,854	1,088

Cash provided by financing activities	3,854	1,088

Effect of exchange rates on cash and cash equivalents	242	442

Net (decrease)/increase in cash and cash equivalents	(11,908)	392
Cash and cash equivalents at beginning of period	40,780	55,658

Cash and cash equivalents at end of period	$28,872	$56,050

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period:
Income taxes	$3,296	$2,962

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

Net sales by customer/product categories were as follows:

(000’s omitted)

	Three Months Ended		Nine Months Ended
	July 4, 2004	June 29, 2003	July 4, 2004	June 29, 2003
Hospital Market - North America	$21,940	$13,691	$62,332	$44,784
Pre-hospital Market – North America	17,356	15,134	46,258	39,588
Other - North America	4,852	4,992	15,172	14,784
International Market	10,306	10,899	32,295	35,241

	$54,454	$44,716	$156,057	$134,397

The Company reports assets on a consolidated basis to the chief operating decision maker.

Geographic information: Net sales by major geographical area, determined on the basis of destination of the goods, are as follows:

(000’s omitted)

	Three Months Ended		Nine Months Ended
	July 4, 2004	June 29, 2003	July 4, 2004	June 29, 2003
United States	$42,257	$32,666	$116,016	$94,988
Foreign	12,197	12,050	40,041	39,409

	$54,454	$44,716	$156,057	$134,397

No individual foreign country represented 10% or more of our revenues for the three and nine months ended July 4, 2004 and June 29, 2003.

3. Comprehensive Income

The Company computes comprehensive income in accordance with Statement of Financial Accounting Standards No. 130 (“SFAS 130”) “Reporting Comprehensive Income”. SFAS 130 establishes standards for the reporting and display of comprehensive income and its components in the financial statements. Other comprehensive income, as defined, includes all changes in equity during a period from non-owner sources, such as unrealized gains and losses on available-for-sale securities, foreign currency translation and the changes in fair value of the effective portion of our outstanding cash flow hedge contracts. Total comprehensive income for the three and nine months ended July 4, 2004 and June 29, 2003, respectively, were as follows:

(000’s omitted)

	Three Months Ended		Nine Months Ended
	July 4, 2004	June 29, 2003	July 4, 2004	June 29, 2003
Net income	$2,572	$2,947	$6,811	$7,983
Unrealized losses on available-for-sales securities, net of tax	(84)	(36)	(107)	(28)
Foreign currency translation adjustment	(469)	(396)	(103)	(523)
Net unrealized gains/(losses) on cash flow hedges	95	—	(70)	—

Total comprehensive income	$2,114	$2,515	$6,531	$7,432

4. Stock Option Plans

At July 4, 2004, the Company had three stock-based compensation plans. The Company’s 1992 and 2001 stock option plans provide for the granting of options to officers and other key employees to purchase the Company’s Common Stock at a purchase price, in the case of incentive stock options, at least equal to the fair market value per share of the outstanding Common Stock of the Company at the time the option is granted, as determined by the Compensation Committee of the Board of Directors. Options are no longer granted under the 1992 plan. The options vest in equal annual installments over two or four years and have a maximum life of 10 years. The Company’s Non-employee Director Stock Option Plan provides for the grant of options to purchase 10,000 shares of Common Stock to Directors of the Company who are not also employees of the Company or any of its subsidiaries upon the Directors’ initial appointment to the Board of Directors. The Non-employee Director options vest in equal annual installments over a four year period. The Non-employee Director options are granted at an exercise price equal to the fair market value of the Common Stock on the date the option is granted.

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

(000’s omitted, except per share data)

	Three Months Ended		Nine Months Ended
	July 4, 2004	June 29, 2003	July 4, 2004	June 29, 2003
Net income-as reported	$2,572	$2,947	$6,811	$7,983
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(665)	(760)	(1,974)	(2,174)

Net income-pro forma	$1,907	$2,187	$4,837	$5,809

Earnings per share:
Basic – as reported	$0.28	$0.33	$0.74	$0.89

Basic – pro forma	$0.21	$0.24	$0.53	$0.64

Diluted – as reported	$0.28	$0.32	$0.73	$0.87

Diluted – pro forma	$0.21	$0.24	$0.53	$0.63

The above pro forma amounts may not be representative of the effects on reported net income for future years. The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions for the nine months ended July 4, 2004 and June 29, 2003:

	July 4, 2004	June 29, 2003
Dividend yield	0%	0%
Expected volatility	66.8%	71.1%
Risk-free interest rate	3.40%	3.78%
Expected lives	5 years	5 years

5. Earnings per Share

The shares used for calculating basic earnings per common share were the average shares outstanding of common stock and the shares used for calculating diluted earnings per common share were the average shares outstanding of common stock plus the dilutive effect of stock options.

(000’s omitted)

	Three Months Ended		Nine Months Ended
	July 4, 2004	June 29, 2003	July 4, 2004	June 29, 2003
Average shares outstanding for basic earnings per share	9,211	9,056	9,158	9,019
Dilutive effect of stock options	105	164	125	184

Average shares outstanding for diluted earnings per share	9,316	9,220	9,283	9,203

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

The Company had one foreign currency forward contract outstanding, serving as a hedge of a substantial portion of our Euro-denominated intercompany balances, in the notional amount of approximately 4.5 million Euros at July 4, 2004. The net settlement amount of this contract at July 4, 2004, was an unrealized gain of approximately $7,000.

The Company also uses foreign currency forward contracts to manage its currency transaction exposures from forecasted foreign currency denominated sales to its subsidiaries. These currency forward contracts are designated as cash flow hedges under SFAS 133 therefore the effective portion of the gain or loss is reported as a component of other comprehensive income and will be reclassified into earnings in the same period or periods during which the hedged forecasted transaction affects earnings. The ineffective portion of the derivative’s change in fair value would be recognized currently through earnings regardless of whether the instrument is designated as a hedge.

At July 4, 2004, the Company had ten foreign currency forward contracts outstanding, all maturing in less than twelve months, to exchange the Euro, British Pound, Australian Dollar and Canadian Dollar for U.S. Dollars totaling $2.9 million. The net settlement amount of these contracts at July 4, 2004 was an unrealized loss of approximately $70,500.

Net realized losses from foreign currency forward contracts totaled $83,000 during the quarter ended July 4, 2004 and are included in the consolidated statement of income compared to net realized losses of $0 for the prior year quarter.

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

Product warranty activity for the nine months ended July 4, 2004 is as follows:

(000’s omitted)

Balance at September 28, 2003	Accruals for warranties issued during the period	Decrease to pre-existing warranties	Balance at July 4, 2004
$2,109	$878	$427	$2,560

8. Acquisitions

In March 2004, the Company entered into an exclusive license agreement with LifeCOR, Inc. (“LifeCOR”). LifeCOR is a privately owned medical equipment company that designs, manufactures and markets a wearable external defibrillator system. The agreement represents another move to broaden our product offerings in the resuscitation arena. The Company believes the wearable defibrillator has the potential to become an integral part of the Chain of Survival by providing both the patient and staff the benefit of unhindered patient mobility. The licensed technology includes LifeCOR’s Life•Padz System, which is a next-generation in-hospital wearable cardioverter defibrillator which received clearance from the U.S. Food and Drug Administration (FDA) in May 2004. Under this license agreement, the Company acquired exclusive marketing and distribution rights to LifeCOR’s technology for in-hospital use in exchange for $5 million in cash and the return of the $3.5 million equity investment that the Company previously maintained in LifeCOR. The Company is also providing a working capital line of credit secured by LifeCOR’s accounts receivable and other assets. No voting interest was acquired in the agreement. In addition, the Company has also obtained an option, exercisable through October 2005, to purchase the remainder of LifeCOR’s assets. If the option is exercised, the Company will assume LifeCOR’s debt, estimated to be $6.5 million, and will make earn out payments to LifeCOR’s shareholders based upon future revenue growth of the acquired business over a five-year period. Because additional consideration is based on the growth of sales over a five-year period, a reasonable estimate of the total acquisition cost cannot be determined.

Of the $8.5 million purchase price for the license agreement, $7.2 million was assigned to license fees with a useful life of 25 years, and $1.3 million to the purchase option which is not subject to amortization.

In March 2004, the Company acquired substantially all the assets of Infusion Dynamics, Inc. (“Infusion”). Infusion is a privately owned medical equipment company that manufactures a fluid resuscitation product called the Power Infuser®. The Power Infuser is a small, lightweight, easy-to-use device, which provides highly controlled, rapid delivery of intravenous (IV) fluids to trauma victims. The addition of fluid resuscitation capability fits within our strategic vision of providing resuscitation technologies that move the Company beyond the defibrillation shock. The product will fit within our existing distribution networks to our customers. No voting interest was acquired in the acquisition. Under the terms of the acquisition, the Company paid approximately $6.4 million in cash, assumed liabilities of approximately $200,000, and is obligated to make additional earn out and royalty payments (“contingencies”)

over the next several years based on performance of the business. Because additional consideration is based on the growth of sales, a reasonable estimate cannot be determined. When these contingencies are resolved and the consideration is distributable, the Company will record the fair value of the additional consideration as additional cost of the acquired assets. Beginning March 1, 2004, the results of operations of Infusion are included in the consolidated income statement of the Company.

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

Supplemental Pro Forma Information

The unaudited pro forma combined condensed statements of income for the period ended July 4, 2004 gives effect to the acquisition of Infusion as if the acquisition had occurred at the beginning of the period, April 5, 2004, and the beginning of the year, September 29, 2003, and the corresponding periods in the prior year after giving effect to certain adjustments, including amortization of the intangibles subject to amortization and related income taxes.

The unaudited pro forma combined condensed statements of income are not necessarily indicative of the financial results that would have occurred if the Infusion acquisition had been consummated on April 5, 2004 or September 29, 2003, or the corresponding period in the prior year, nor are they necessarily indicative of the financial results which may be attained in the future.

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

(000’s omitted)

	Three Months Ended		Nine Months Ended
	July 4, 2004	June 29, 2003	July 4, 2004	June 29, 2003
Net sales	$54,454	$46,367	$159,560	$139,351
Net income	$2,572	$3,339	$7,728	$9,200
Net income per common share
Basic	$0.28	$0.37	$0.84	$1.02
Diluted	$0.28	$0.36	$0.83	$1.00

Subsequent Events

On July 30, 2004, we completed the sale of our 17,500 square foot building in Colorado where our data management software offices are located. The building was acquired as part of our acquisition of Pinpoint Technologies, Inc, now referred to as ZOLL Data Systems. In conjunction with our need for additional space, we are not in the business of owning real estate and, therefore, decided to sell the building. We received $2,160,000 of cash in exchange for the building which will yield a net loss of approximately $67,000 on the sale of the building in the fourth quarter. We have subsequently entered into a 5-year lease for 40,000 square feet of a building in Colorado to accommodate our need for additional office space.

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

Three Months Ended July 4, 2004 Compared To Three Months Ended June 29, 2003

Net sales by customer/product categories are as follows:

(000’s omitted)

	Three Months Ended
	July 4, 2004	June 29, 2003
Hospital Market - North America	$21,940	$13,691
Pre-hospital Market – North America	17,356	15,134
Other - North America	4,852	4,992
International Market	10,306	10,899

	$54,454	$44,716

Net sales increased 22% to $54.5 million for the three months ended July 4, 2004, as compared to $44.7 million for the same period a year earlier. The increase in total sales over the same quarter in the prior fiscal year was primarily attributed to increased sales of our capital equipment of approximately $2.4 million, increased sales of our AED Plus product of approximately $3.0 million, and approximately $3.5 million related to the increase in sales to the U.S. Military. Sales to the North American hospital market were $21.9 million, a 60% increase in comparison to $13.7 million for the same period a year prior. The growth in the North American hospital market was attributable to increased volume of our capital equipment. Sales to the North American pre-hospital market increased 15% to $17.4 million, up from $15.1 million in the third quarter of the previous fiscal year. The growth in the North American pre-hospital market was driven by improved volume and market share growth with the AED Plus product and increased sales of our data management products. Total North American sales increased 31% to $44.1 million in comparison to $33.8 million for the same period a year earlier. Total sales of the AED Plus product to all our markets were $7.8 million in comparison to $4.8 million for the same period last year. This increase reflects the continued efforts of our additional sales force resources assigned to the AED market and was driven by volume due to increased market share. International sales decreased to $10.3 million in comparison to $10.9 million for the same period a year earlier. Excluding the favorable impact of $0.5 million of foreign currency exchange rates, International sales decreased 10%. The primary reason for the decrease was our final shipment of German Army units in the prior year quarter in the amount of $1.6 million. Our United Kingdom sales volume decreased in the current quarter compared to the prior year quarter due to a number of factors including sales force turnover, management change and changes in market spending.

Gross margin for the three months ended July 4, 2004 increased to 57.1% as compared to 56.7% for the comparable prior year quarter. The increased margin compared to the prior comparable period is due to a lower mix of International shipments, including sales to distributors which typically carry lower average gross margins, a higher mix of AED’s and a continued emphasis on product cost reductions.

Operating expenses for the three months ended July 4, 2004 and June 29, 2003 are as follows:

(000’s omitted)

	Three Months Ended
	July 4, 2004	% of Sales	June 29, 2003	% of Sales
Expenses
Selling and marketing	$19,351	35.5%	$14,817	33.1%
General and administrative	3,703	6.8%	3,088	6.9%
Research and development	4,706	8.6%	3,575	8.0%

Total expenses	$27,760	51.0%	$21,480	48.0%

Selling and marketing expenses increased as a percentage of net sales to 35.5% as compared to 33.1% for the same period a year earlier. Selling and marketing expenses in total increased $4.5 million or 30.6% for the three months ended July 4, 2004 compared to the three months ended June 29, 2003. The increase in selling and marketing expense primarily reflects the cost of growth in our sales force of $3.1 million and additional marketing efforts aimed at the AED market.

General and administrative expenses decreased as a percentage of net sales to 6.8% from 6.9%. General and administrative expenses increased $615,000 or 19.9% for the three months ended July 4, 2004 compared to the three months ended June 29, 2003. This increase is consistent with the growth of the business.

Research and development expenses increased as a percentage of net sales to 8.6% from 8.0%. Research and development expenses increased $1.1 million or 31.6% for the three months ended July 4, 2004 compared to the three months ended June 29, 2003. This change reflects increased personnel costs of $617,000 due to an increase in headcount and $272,000 of contract engineers to support ongoing future product development, and continued clinical trials.

Our effective tax rate remained consistent at 33% for the three months ended July 4, 2004 as compared to the same period in fiscal 2003, reflecting the continued generation of research and development tax credits, and the impact of foreign earnings taxed at differing rates.

Nine Months Ended July 4, 2004 Compared To Nine Months Ended June 29, 2003

Net sales by customer/product categories are as follows:

(000’s omitted)

	Nine Months Ended
	July 4, 2004	June 29, 2003
Hospital Market - North America	$62,332	$44,784
Pre-hospital Market – North America	46,258	39,588
Other - North America	15,172	14,784
International Market	32,295	35,241

	$156,057	$134,397

Net sales increased 16% to $156.1 million for the nine months ended July 4, 2004, as compared to $134.4 million for the same period a year earlier. Sales to the North American hospital market amounted to $62.3 million, a 39% increase in comparison to $44.8 million for the same period a year prior. The increase in sales over the nine month period in fiscal 2003 was attributed primarily to increased U.S. Military shipments of $13.4 million. The rest of the increase reflects increased sales of defibrillators to our hospital customers where we believe we have continued to gain market share. Sales to the North American pre-hospital market increased 17% to $46.3 million, up from $39.6 million for the same nine month period of the previous fiscal year. The increase in the North American pre-hospital market was primarily due to increased volume of AED Plus sales of $5.0 million, and a smaller increase reflecting sales of our data management products. Total North American sales increased 25% to $123.8 million in comparison to $99.2 million for the same period a year earlier. Total worldwide sales of the AED Plus product were $21.6 million in comparison to $13.6 million for the same period last year due to increased volume and market share gains. This increase reflects the efforts of our additional sales force resources assigned to the AED market. International sales decreased to $32.3 million in comparison to $35.2 million for the same period a year earlier primarily resulting from shipments to the German Army in the prior year totaling $3.3 million which did not recur in the current year. In addition, our United Kingdom sales volume decreased compared to the prior year due to a number of factors including sales force turnover, management change and changes in market spending. Excluding the favorable impact of $2.4 million of foreign currency exchange rates, International sales decreased 15%.

Gross margin for the nine months ended July 4, 2004 increased to 56.6% as compared to 55.0% for the comparable prior year period. The increased margin compared to the prior comparable period is due to our geographic mix, as our International shipments decreased approximately 8% from the prior year period and accounted for 21% of our consolidated sales in 2004. Our International shipments, including sales to distributors, typically carry lower than average gross margins. Lastly, our AED sales increased 59% compared to the nine months in the prior year which carry higher than average margins.

Operating expenses for the nine months ended July 4, 2004 and June 29, 2003 are as follows:

	Nine Months Ended
	July 4, 2004	% of Sales	June 29, 2003	% of Sales
Expenses:
Selling and marketing	$55,343	35.5%	$44,214	32.9%
General and administrative	10,440	6.7%	9,298	6.9%
Research and development	13,726	8.8%	10,275	7.6%

Total expenses	$79,509	50.9%	$63,787	47.5%

Selling and marketing expenses increased as a percentage of net sales to 35.5% as compared to 32.9% for the same period a year earlier. Selling and marketing expenses in total increased $11.1 million or 25.2% for the nine months ended July 4, 2004 compared to the nine months ended June 29, 2003. The increase in selling and marketing expense primarily reflects our increased sales force and related travel costs of $9.1 million.

General and administrative expenses decreased as a percentage of net sales to 6.7% from 6.9%. General and administrative expenses increased $1.1 million or 12.3% for the nine months ended July 4, 2004 compared to the nine months ended June 29, 2003. This increase was due primarily to staffing and related personnel costs of $486,000.

Research and development expenses increased as a percentage of net sales to 8.8% from 7.6%. Research and development expenses increased $3.5 million or 33.6% for the nine months ended July 4, 2004 compared to the nine months ended June 29, 2003. This change reflects additional personnel of $2.2 million, and consulting and outside services of $732,000 in support of ongoing future product development, and continued clinical trials.

Our effective tax rate remained consistent at 33% for the nine months ended July 4, 2004 as compared to the same period in fiscal 2003, reflecting the continued generation of research and development tax credits, and the impact of foreign earnings taxed at differing rates.

Liquidity and Capital Resources

To assist with the discussion that follows our table of abbreviated cash flows for the nine months ended July 4, 2004 is shown here:

	Nine Months Ended
	July 4, 2004	June 29, 2003
OPERATING ACTIVITIES:
Net income	$6,811	$7,983

Charges not affecting cash:	7,885	6,786

Changes in current assets and liabilities:	(10,609)	(6,560)

Cash provided by operating activities	4,087	8,209

INVESTING ACTIVITIES:
Cash used for investing activities	(20,091)	(9,347)

FINANCING ACTIVITIES:
Cash provided by financing activities	3,854	1,088

Effect of exchange rates on cash and cash equivalents	242	442

Net (decrease)/increase in cash and cash equivalents	$(11,908)	$392

Our total cash and cash equivalents decreased $11.9 million for the nine months ended July 4, 2004. Our cash and cash equivalents at July 4, 2004 totaled $28.9 million compared with $40.8 million at September 28, 2003. In addition, we had marketable securities amounting to $20.4 million at July 4, 2004 in comparison to $20.0 million at September 28, 2003.

Cash provided by operating activities for the nine months ended July 4, 2004 was $4.1 million as compared to $8.2 million provided by operating activities during the same period in fiscal year 2003. This decrease was primarily attributable to a lower net income due to lower than expected international sales and a decrease in accounts payable due to the timing of our payments, an increase in accounts receivable reflecting increased overall sales volume, and increased depreciation expense.

Cash used for investing activities amounted to $20.1 million during the nine months ended July 4, 2004 compared to $9.3 million during the nine months ended June 29, 2003. This change reflects greater fixed asset additions in the current year period and certain investments made in the current year period which did not occur in the prior year period. These current period investments included the license agreement with LifeCOR, Inc. and the asset acquisition of Infusion Dynamics, Inc. For the nine months ended July 4, 2004, cash paid to LifeCOR, Inc. totaled $4.1 million and cash paid to Infusion Dynamics, Inc. totaled $6.4 million. The increase in fixed assets additions of approximately $3.5 million was primarily due to additional equipment deployed to our growing sales force. Another factor contributing to the increase was additional leasehold improvements for our new facility in Chelmsford, Massachusetts. For the nine months ended July 4, 2004, leasehold improvement additions increased $644,000 compared to the prior year period. Our lease provided for approximately $3.7 million of leasehold improvements to be reimbursed by the landlord. As of July 4, 2004, the entire $3.7 million of leasehold improvements had been incurred and reimbursed by the landlord.

Cash provided by financing activities was $3.9 million for the nine months ended July 4, 2004 compared to $1.1 million for the same period in fiscal year 2003. The change reflects a higher number of stock options exercised during the period (195,194 verses 115,748) at a higher average exercise price ($19.74 verses $9.41).

We have investments in privately held technology companies with a carrying value of $9.9 million. We have performed a review of these investments and determined the carrying value of these investments was not impaired.

We have the option to acquire the remaining outstanding shares of Revivant Corporation (Revivant) at any time up through October 4, 2004. If the option is exercised, we will pay $15 million to Revivant’s shareholders to acquire the remaining outstanding shares. We may also subsequently make clinical milestone payments, up to an additional $15 million, tied to the completion of certain clinical trials with the AutoPulse™ Resuscitation System through 2006. We will make additional payments for the years 2005 through 2007 based on the growth of the AutoPulse sales. Because additional consideration is based on the growth of the Autopulse sales, a reasonable estimate of the potential total purchase price cannot be determined. All payments will be a combination of cash and ZOLL common stock in equal amounts. The ZOLL common stock price will be the average of the closing price for the sixty trading days ending on the business day that is three business days immediately prior to the acquisition. During the third quarter, Revivant Corporation (Revivant) raised an additional $2.5 million of which we contributed $567,000 as additional investment to maintain our ownership percentage.

We also have an option to acquire the remainder of LifeCOR’s assets. If the option is exercised, we will make earn out payments to LifeCOR’s shareholders based upon future revenue growth of the acquired business over a five-year period. Because additional consideration is based on the growth of sales over a five-year period, a reasonable estimate of the total acquisition cost cannot be determined.

In March 2004, we acquired substantially all the assets of Infusion Dynamics, Inc. (“Infusion”). Under the terms of the acquisition, we are obligated to make additional earn out payments through 2006 and royalty payments through 2011 (“contingencies”) based on performance of the business. Because additional consideration is based on the growth of sales, a reasonable estimate cannot be determined. When these contingencies are resolved and the consideration is distributable, we will record the fair value of the additional consideration as additional cost of the acquired assets.

We maintain a working capital line of credit with our bank. Under this working capital line, we may borrow on a demand basis. Currently, we may borrow up to $12.0 million at an interest rate equal to the bank’s base rate. No borrowings were outstanding on this line at the end of the third quarter of fiscal 2004. We are also providing a working capital line of credit to LifeCOR secured by LifeCOR’s accounts receivable and other assets.

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

(000’s omitted)

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Contractual Obligations
Non-Cancelable Operating Lease Obligations	$8,481	$1,480	$2,615	$2,210	$2,176
Purchase Obligations	305	305	—	—	—

Total Contractual Obligations	$8,786	$1,785	$2,615	$2,210	$2,176

As discussed above, we also have obligations to make additional payments related to our recent Infusion Dynamics acquisition, the amounts which will be determined based on the performance of the business are not included in the above table.

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

We do not ship any of our software products to distributors or resellers. Our software products are sold only by our sales force directly to the end user. We may sell software to system integrators who provide complete solutions to end users on a contract basis.

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

As of April 4, 2004 our accounts receivable balance of $51.7 million is reported net of allowances of $4.7 million. We believe our reported allowances at July 4, 2004 are adequate. If the financial conditions of our customers were to deteriorate, however, resulting in their inability to make payments, we may need to record additional allowances, resulting in additional expenses being recorded for the period in which such determination was made.

Warranty Reserves

Our capital equipment products are sold with warranty provisions that require us to remedy deficiencies in quality or performance over a specified period of time, usually one to five years. We provide for the estimated cost of product warranties at the time revenue is recognized. While we engage in product quality programs and processes, our warranty obligation is affected by product failure rates, material usage and service delivery costs incurred in correcting a product failure. We believe that our recorded liability of $2.6 million at July 4, 2004 is adequate to cover future costs for the servicing of our products sold through that date. If actual product failure rates, material usage or service delivery costs differ from our estimates, revisions to the estimated warranty liability would be required.

Inventory Reserves

We value our inventories at the lower of cost or market. Cost is determined by the first-in, first-out (“FIFO”) method, including material, labor and factory overhead. Significant management judgment is required to determine the reserve for obsolete or excess inventory. Inventory on hand may exceed future demand either because the product is outdated, obsolete, or because the amount on hand is in excess of future needs. We provide for the total value of inventories that we determine to be obsolete based on criteria such as customer demand and changing technologies. At July 4, 2004, our inventory reserves were $2.8 million, or 6.9% of our $40.3 million gross inventories.

Long Lived Assets

We periodically review the carrying amount of our intangible assets to assess potential impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. The determination includes evaluation of factors such as current market value, business climate and future cash flows expected to result from the use of the related assets. Our policy is to use undiscounted cash flows in assessing potential impairment and to record an impairment loss in the period when it is determined that the carrying amount of the asset may not be recoverable.

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

Two of our major competitors have entered the home market. We also sell to the home market and if our plan turns out to be less effective or efficient, we might have difficulty building market share.

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

Our Current and Future Investments May Lose Value in the Future

We have made a $12.6 million debt and equity investment in Revivant Corporation, a development stage company, with the option to purchase the remaining equity in October 2004. In addition, we hold minor investments in Advanced Circulatory Systems, Inc. (formerly ResQSystems, Inc.) and AED@Home and may in the future invest in the securities of other companies and participate in joint venture agreements. These investments and future investments are subject to the risks that the entities in which we invest will become bankrupt or lose money. Investing in securities involves risks and no assurance can be made as to the profitability of any investment. Our inability to identify profitable investments could adversely affect our financial condition and results of operations. Unless we hold a majority position in an investment or joint venture, we will not be able to control all of the activities of the companies in which we invest or the joint ventures in which we are participating. Because of this, such entities may take actions against our wishes and not in furtherance of, and even opposed to, our business plans and objectives. These investments are also subject to the risk of impasse if no one party exercises ultimate control over the business decisions.

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

Our International Sales Expose Our Business to a Variety of Risks That Could Result in Significant Fluctuations in Our Results of Operations

Approximately 28% of our sales for the nine months ended July 4, 2004 were made to foreign purchasers and we plan to increase the sale of our products to foreign purchasers in the future. As a result, a significant portion of our sales is and will continue to be subject to the risks of international business, including:

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

We have international offices in Canada, United Kingdom, Netherlands, France, Germany, Austria, and Australia. These subsidiaries transact business in their functional or local currency. Therefore, we are exposed to foreign currency exchange risks and fluctuations in foreign currencies, along with economic and political instability in the foreign countries in which we operate, all of which could adversely impact our results of operations and financial condition.

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

We had one forward exchange contract outstanding serving as a hedge of our Euro intercompany receivables in the notional amount of approximately 4.5 million Euros at July 4, 2004. The contract serves as a hedge of a substantial portion of our Euro-denominated intercompany balances. The fair value of the foreign currency derivative contract outstanding at July 4, 2004 was approximately $5.5 million resulting in an unrealized gain of $7,000. A sensitivity analysis of a change in the fair value of the Euro derivative foreign exchange contract outstanding at July 4, 2004 indicates that, if the U.S. dollar weakened by 10% against the Euro, the fair value of this contract would decrease by $554,000. Conversely, if the U.S. dollar strengthened by 10% against the Euro, the fair value of this contract would increase by $504,000. Any gains and losses on the fair value of the derivative contract would be largely offset by losses and gains on the underlying transaction. These offsetting gains and losses are not reflected in the analysis above.

Intercompany Receivable Hedge

Exchange Rate Sensitivity: July 4, 2004

(Amounts in $)

	Expected Maturity Dates						Total	Unrealized Gain / (Loss)
	2004	2005	2006	2007	2008	Thereafter
Forward Exchange Agreements (Receive $/Pay Euro) Contract Amount	$5,544,000						$5,544,000	$7,000
Average Contract Exchange Rate	1.2336	—	—	—	—	—	1.2336	—

We had ten forward exchange contracts outstanding serving as a hedge of a portion our forecasted sales to our subsidiaries in the notional amount of approximately $2.9 million at July 4, 2004. The fair value of the foreign currency derivative contracts outstanding at July 4, 2004 was approximately $3.0 million. A sensitivity analysis of a change in the fair value of the derivative foreign exchange contracts outstanding at July 4, 2004 indicates that, if the U.S. dollar weakened by 10%, the fair value of these contracts would decrease by $296,000. Conversely, if the U.S. dollar strengthened by 10%, the fair value of these contracts would increase by $269,000. Any gains and losses on the fair value of the derivative contract would be largely offset by losses and gains on the underlying transaction. These offsetting gains and losses are not reflected in the analysis above.

Cash Flow Hedges

Exchange Rate Sensitivity: July 4, 2004

(Amounts in $)

	Expected Maturity Dates						Total	Unrealized Gain / (Loss)
	2004	2005	2006	2007	2008	Thereafter
Forward Exchange Agreements (Receive $/Pay Euro) Contract Amount	$955,000	620,000	—	—	—	—	$1,575,000	$(27,000)
Average Contract Exchange Rate	1.1934	1.2398	—	—	—	—	1.2112	—
Forward Exchange Agreements (Receive $/Pay GBP) Contract Amount	$328,000	—	—	—	—	—	$328,000	$(39,000)
Average Contract Exchange Rate	1.6380	—	—	—	—	—	1.6380	—
Forward Exchange Agreements (Receive $/Pay AUD) Contract Amount	$279,000	143,000	—	—	—	—	$422,000	$(6,000)
Average Contract Exchange Rate	0.6983	0.7118	—	—	—	—	0.7028	—
Forward Exchange Agreements (Receive $/Pay CAD) Contract Amount	$378,000	190,000	—	—	—	—	$568,000	$2,000
Average Contract Exchange Rate	0.7571	0.7593	—	—	—	—	0.7578	—

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, an evaluation had been performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the Company’s management, including the CEO and CFO, concluded that, as of July 4, 2004, the Company’s disclosure controls and procedures were effective in ensuring that material information relating to the Company required to be included in the Company’s periodic SEC filings was made known to them on a timely basis.

Changes in Internal Controls Over Financial Reporting

There have been no significant changes in the Company’s internal controls over financial reporting that occurred during the quarter ended July 4, 2004, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Form 8-K, filed on July 22, 2004 related to the press release discussing the results of the three months ended July 4, 2004.

*	This certification shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, nor shall it be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 18, 2004.

ZOLL MEDICAL CORPORATION

Date: August 18, 2004	By:	/s/ Richard A. Packer
Richard A. Packer, Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: August 18, 2004	By:	/s/ A. Ernest Whiton
A. Ernest Whiton,
Vice President of Administration and Chief Financial Officer
(Principal Financial and Accounting Officer)