Form 10-K
period 2004-10-03
ZOLL MEDICAL CORPORATION
filed 2004-12-20
CIK 887568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED OCTOBER 3, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM              TO             .

COMMISSION FILE NUMBER 0-20225

ZOLL MEDICAL CORPORATION

(Exact name of registrant as specified in its charter)

MASSACHUSETTS	04-2711626
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

269 MILL ROAD, CHELMSFORD, MASSACHUSETTS	01824
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (978) 421-9655

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.02 Par Value

Common Stock Purchase Rights

(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☒    No  ☐

The aggregate market value of the voting stock held by non-affiliates of the registrant as of April 4, 2004 was $319,534,794 based on a closing sales price of $41.75 per share as reported for the NASDAQ-composite transactions.

The number of shares of the registrant’s classes of common stock outstanding, as of December 13, 2004 was 9,546,467.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy statement dated on or about December 20, 2004 to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held February 8, 2005 are incorporated by reference into Part III.

PART I

Item 1. Business.

Overview

ZOLL develops technologies that help advance the practice of resuscitation. We market products for pacing, defibrillation, circulation, fluid replacement, and a resuscitation product that incorporates technologies to provide or aid ventilation. We also designs and markets software that automates the documentation and management of both clinical and non-clinical data.

Our cardiac resuscitation products are designed to improve survival rates from sudden cardiac arrest (“SCA”), which is a leading cause of death in the U.S. and worldwide. There are over 460,000 deaths each year from out-of-hospital cardiac arrest in the U.S., and at least this many more outside the U.S. More than half of these deaths occur suddenly without warning and about half of these are from ventricular fibrillation (“VF”). For SCA victims, time is the most critical element for survival. For every minute of delay in providing defibrillation, survival decreases by as much as ten percent. According to the American Heart Association (“AHA”), more than 95% of SCA victims in the U.S. die, in many cases because life-saving defibrillators arrive too late, if at all.

Additionally, our products are designed to help other collapsed victims whose survival can be increased by providing more effective cardiopulmonary resuscitation (“CPR”) and improved circulation of blood during cardiac arrest.

The importance of immediate treatment creates an annual worldwide market for external defibrillator products, which we estimate to have been approximately $900 million in 2004. We divide this market into three principal areas: the hospital, pre-hospital and public access defibrillation markets. The hospital market consists of doctors, nurses and other medical personnel who use defibrillators in hospital settings. The pre-hospital market consists of care providers such as paramedics, ambulance operators, emergency medical technicians, medically trained firefighters, emergency medical personnel, and police. The public access market includes non-traditional providers, primarily lay people, such as security guards and factory staffs, and other non-medically trained personnel.

Our main line of defibrillators is the M Series™. M Series defibrillators are smaller and lighter than competitive products, making them easier to carry and transport. We have clearance from the U.S. Food and Drug Administration (“FDA”) to label our M Series defibrillators equipped with our Rectilinear Biphasic™ waveform (“RBW”) as being clinically superior to defibrillators with a monophasic waveform for particular uses. We are the only company to have received such a claim of superiority on its biphasic waveform. We believe the clinical superiority of our biphasic waveform, combined with product advantages including small size, light weight, and relative ease of use offer compelling reasons for customers to choose our products. The strong acceptance of the M Series in the North American hospital market has, we believe, given us the number one sales position in market share in fiscal 2004.

Beyond defibrillation, the AED Plus™ is the first and only full-rescue automated external defibrillator that addresses circulatory support. In March 2002, we introduced the AED Plus, which in addition to defibrillation provides real-time feedback on the rate and depth of CPR chest compressions. No other AED on the market offers such capability. Designed for the infrequent user, the AED Plus assists the user in defibrillation and CPR and incorporates several unique and proprietary elements designed to provide more comprehensive support for infrequent rescuers. The device also includes a highly simplified graphical user interface, one-piece electrode pads, and easily obtained consumer batteries for operation. The AED Plus supports the complete Chain of Survival (early access, early CPR, early defibrillation, early advanced care), helping rescuers with all SCA victims—even those victims for which no defibrillating shock is advised.

The latest research on AED use suggests that rescuers will be advised to shock a victim about half of the time an AED is used to treat sudden collapse. If no shock is administered, a rescuer should provide chest compression and ventilation (CPR) until other rescuers arrive to improve the victim’s chances of survival. For that reason, ZOLL believes that an AED designed for the infrequent rescuer needs to provide the best possible support for CPR. CPR is often associated with a return of a “shockable” ventricular rhythm, making defibrillation possible later in the event. Rescuers therefore must be capable of both using the AED and providing temporary circulatory support with CPR.

We see a large opportunity to improve resuscitation technology and outcomes through circulatory support. Our October 2004 acquisition of Revivant Corporation, maker of the AutoPulse ™ Non-invasive Cardiac Support Pump, was an important element of our overall strategy to address this opportunity. The AutoPulse is a new revolutionary device that offers the promise of restoring normal blood flow in SCA victims while they are undergoing CPR. We believe the AutoPulse addresses an unmet need in the field of resuscitation and that the market potential for this device is as large as or larger than the current external defibrillator market. The AutoPulse is an automated, portable, battery-operated device that is built around a backboard placed under the victim to which is attached a disposable band, called the LifeBand™, which fastens across a victim’s chest. The AutoPulse compresses the entire chest in a unique and consistent manner, circulating much more blood than chest compressions provided by hand. The AutoPulse also improves the consistency of circulatory support and reduces the manpower required to transport patients in cardiac arrest, while performing CPR. In its first year of commercial availability, more than 90 U.S. customers have purchased the AutoPulse and have been actively using it as part of their resuscitation protocols.

Our Business Strategy

Our strategy has been to focus on developing pacing and defibrillation products that deliver superior clinical performance, rapid therapy, meaningful information, high user confidence, and economic value. In executing this strategy, we have gained a special understanding not only of external cardiac pacing and defibrillation, critical electrical therapies for survival, but also of their importance and relationship within the larger area of resuscitation. We believe this understanding is one of the factors that have made us successful in external cardiac defibrillation and we believe our experience and success in this area will translate into the broader market related to all resuscitation products, which is a large and growing market driven by increasing clinical needs. We believe we will continue to gain an increased share in both the domestic and international markets by offering superior products for resuscitation and through strengthening our distribution.

While we plan to increase our share in markets that we currently serve, we also seek future growth by entering into new markets with significant opportunities. We believe that the following elements may provide current and longer-term growth to our business.

•	Continue to Expand Sales of M Series Defibrillators. A major element of our business strategy is to further capitalize on the success of the M Series defibrillator in order to increase our market share in the hospital and pre-hospital markets. To date, the M Series is our best selling defibrillator. We plan to increase our sales in these markets by expanding both domestic and international efforts by:

•	hiring additional salespeople;

•	moving from selling through distributors to selling direct in international markets of a significant size and where our market share is low; and

•	increasing distributor sales in emerging markets.

We also plan to increase sales by incorporating and selling additional monitoring and display capabilities on the M Series CCT (Critical Care Transport) units. The CCT, in combination with its small size and weight makes it a desirable replacement unit for “transport monitors” because the defibrillator and monitor are integrated into one convenient portable unit instead of two.

•	Compete in Public Safety and the Public Access Defibrillation Markets with a Well-differentiated AED. The AED Plus is a device for the large and relatively untapped public access defibrillation market. Our device is relatively low-cost, easy to operate, and unique. We believe we can leverage our experience selling to EMS personnel in our efforts to sell our device to first responders such as police and firefighters. We also market our device to other non-traditional providers of healthcare and have agreements with more than 200 independent distributors and manufacturers’ representatives to sell the AED Plus.

In June 2002, as a result of the opportunities from the development of the AED Plus, we entered into a multi-year distribution agreement with GE Medical Systems Information Technologies as part of an expansion of our sales to physicians’ offices and clinics throughout the U.S. We now have General Electric, Physicians Supply Services, and other indirect representatives penetrating this market as well as dental offices and other ancillary health services facilities. We believe this gives us an excellent opportunity to expand into a relatively unpenetrated market for defibrillators and resuscitation.

•	Seek Additional Growth Opportunities in the EMS Data Management Market. We believe that the market for EMS data management solutions remains significant and relatively unpenetrated. We are currently selling several products to this market. We have delivered integrated dispatch, clinical information, data collection, data transfer, billing, and quality assurance software for sale to the EMS market. We intend to leverage our existing relationships with purchasing decision-makers in this market to sell our data management solutions. We intend to expand the sale of our products into the public safety area. We believe our software solutions will be differentiated by our ability to offer a complete data management solution that incorporates the clinical information collected by our defibrillators.

•	Seek Additional Opportunities in the Area of Resuscitation, Beginning with Circulatory Support. We believe there are additional untapped opportunities in the area of resuscitation outside of our core business. We continue to broaden our product offering beyond the “shock.” This may include investing in the securities of other companies and participating in joint venture agreements. In March and October 2004 respectively, we acquired Infusion Dynamics, Inc., manufacturer of the Power Infuser®; and Revivant Corporation, manufacturer of the AutoPulse™ Non-invasive Cardiac Support Pump. We have made investments in LIFECOR, Inc., manufacturer of the LifeVest ™ Wearable Defibrillator and the Life-Padz™ WCD 3000S System, and Advanced Circulatory Systems, Inc, manufacturer of the ResQPOD™ Circulatory Enhancer for Cardiac Arrest. With the help of our extensive and experienced sales organization, sales of these products have the potential to expand our business in our current and new markets.

Overview of Sudden Cardiac Arrest and Resuscitation Therapies

Sudden cardiac death results from the sudden, abrupt loss or disruption of heart function. This loss of heart function, also known as sudden cardiac arrest (“SCA”), is caused by ventricular fibrillation (the heart beating too rapidly and/or chaotically), or cardiac standstill from other non-fibrillation dysrhythmias such as pulseless electrical activity. The Center for Disease Control estimates deaths from SCA at more than 460,000 per year, making it a leading cause of death in the U.S. According to the AHA, early defibrillation of ventricular fibrillation is the single most critical factor in rescuing a victim of SCA. Each minute of delay in returning the heart to its normal pattern of beating decreases the chance of survival by 7% to 10%. Furthermore, there is an increasing body of evidence, which states that other actions, in addition to defibrillation, must occur to maximize the chance of a successful resuscitation. These actions comprise a Chain of Survival consisting of early access, early CPR, early defibrillation, and early advanced care. Lay rescuers especially require appropriate training as well as reminders about these actions during an actual SCA event.

The Human Heart. The normal human heart has four chambers and expands and contracts over 100,000 times each day. The two smaller, upper chambers are the atria, and the two larger, lower chambers are the ventricles. The walls of the atria and the ventricles are made up of cardiac muscle, which contracts rhythmically when stimulated by an electrical current. Normally, the heartbeat starts in the right atrium when a specialized group of cells sends an electrical signal. This signal spreads through the atria and then moves to the ventricles. As a result, the atria contract a fraction of a second before the ventricles. This exact pattern must be followed to ensure that the heart beats properly. This contraction and relaxation of the four chambers pumps blood to the lungs and the rest of the body.

Arrhythmias are abnormal rhythms of the heart caused by insufficient circulation of oxygenated blood, drugs, electrical shock, mechanical injury, disease, or other causes. The three types of arrhythmias that cardiac defibrillators and external pacing technology treat are ventricular fibrillation and tachycardia, atrial fibrillation and flutter, and symptomatic bradycardia. It is possible for a patient to experience more than one type of arrhythmia during SCA. In these situations, it is important for trained rescuers to have equipment that has both defibrillation and pacing capabilities.

Ventricular Fibrillation. Ventricular fibrillation is a condition in which disorganized electrical activity causes the ventricles to contract in a rapid, unsynchronized, and uncoordinated fashion. When this occurs, an insufficient amount of blood is pumped from the heart. Ventricular fibrillation is the most common arrhythmia thought to cause SCA. The onset of ventricular fibrillation often occurs without warning and causes the heart to cease pumping blood effectively. This sudden stopping of the heart is known as cardiac arrest, and is the cause of sudden cardiac death.

The only accepted treatment for ventricular fibrillation is defibrillation, in which electrical current is delivered to the heart to stop the fibrillation and permit the return of coordinated cardiac contractions. In emergency situations, external defibrillation has conventionally been administered through hand-held paddles placed on the patient’s chest. However, external defibrillation can also be administered through disposable adhesive electrodes, which we believe are safer and easier to use than paddles.

In sudden unexpected cardiac arrest, current research shows that by the time a device arrives at the side of an arrest victim, about half are in ventricular fibrillation, which requires immediate defibrillation according to current AHA recommendations. However, new research suggests that CPR before defibrillation in unwitnessed cardiac arrest may be more effective than immediate defibrillation and the AHA is expected to review their current recommendations relating to CPR and defibrillation during the development of new guidelines in 2005. With an increased understanding of the mechanisms of cardiac arrest, the benefits of CPR, new technologies to improve circulatory support, and the lower incidence of ventricular fibrillation, we expect a growing emphasis on circulatory support in both the context of AED use and the AHA’s efforts to reduce deaths from SCA.

Atrial Fibrillation. The AHA estimates that close to 2 million Americans suffer from atrial fibrillation. Atrial fibrillation is a condition in which disordered electrical activity causes the atria to contract in a rapid, unsynchronized, and uncoordinated fashion. This inefficient contraction results in a smaller amount of blood entering the ventricles, which in turn results in an insufficient level of circulation. Since blood is not pumped completely out of the atria, the blood can pool and clot. While not immediately life threatening, atrial fibrillation can lead to significant health threats such as stroke. Over time, poorly functioning atria can also cause the ventricles to work harder, wear out sooner and eventually lead to cardiac arrest.

Common forms of treatment for atrial fibrillation include cardioversion and drug therapies. During cardioversion, a defibrillator delivers electrical current that is synchronized with a patient’s heartbeat to return the atria to a normal rhythm. Cardioversion is usually an elective therapy, scheduled and performed in a controlled environment. All of our manual defibrillators include cardioversion capability.

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

Our Cardiac Resuscitation Products

M Series Defibrillators

The M Series is an extensive line of defibrillators for both the hospital and pre-hospital markets. We currently sell 11 models of this device ranging in list price from $5,500 to $31,000. The large number of models reflects user selection and need for various features and options such as shock advisory capability, 12-lead ECG and diagnostic operation, or data transmission features. The M Series defibrillator is our best selling product to date and has been selected as the standard device in such places as Brigham and Women’s Hospital, The Mayo Clinic, Scripps Health System, The Johns Hopkins Hospitals, the U.S. Armed Forces, and the German Army. We believe the clinical superiority of our Rectilinear Biphasic waveform (“RBW”); combined with product advantages including portability, ease of use and the vivid screen display, offers compelling reasons for customers to choose our M Series defibrillators. Our M Series is a standardized platform that allows for expandable features. As a result, we believe that this will help maximize customer retention by reducing the need for operator retraining and enhancing operator confidence.

We believe that our standard M Series defibrillators offer the following competitive advantages.

•	Portability. The M Series defibrillator is the smallest, lightest, fully featured external defibrillator. It is smaller and lighter than other leading devices in this class. This allows M Series defibrillators to be easily carried and transported with patients.

•	Ease of Use with Simple Controls. The M Series defibrillators enable users to efficiently configure each unit, allowing local operating preferences to be individually programmed into each unit. Additionally, M Series defibrillators offer multiple language labeling and voice prompts to meet both domestic and international needs.

•	Vivid Screen Display. One of the distinguishing features included in M Series defibrillators is a high contrast screen. Our screen incorporates the most technologically advanced defibrillator display with a wider viewing angle than any LCD display.

•	Clinical Performance. In the area of defibrillation waveforms, the ZOLL RBW is the only biphasic waveform to have clinically demonstrated superiority to monophasic waveforms for the defibrillation of ventricular fibrillation in high impedance patients, as well as the cardioversion of atrial fibrillation. The U.S. FDA allows ZOLL to make these unique superiority claims.

M Series defibrillators are designed to be upgradeable, allowing customers to add features depending upon their individual needs. M Series defibrillators use our unique pacing technology, which has been clinically shown to provide superior capture rates, lower mean capture thresholds, less muscle impact, and better patient tolerance. Some of the features that we currently offer include the following:

•

Complete Data Management. A code marker system follows protocols established by the AHA and allows complete documentation of an event with our unique “one touch” data annotation feature. The record made of the event includes all information collected by the defibrillator and can be upgraded to include an optional voice recording. All of this data is stored on a removable data card. This data can also be transmitted electronically to other devices via a serial port, built in modem, and Bluetooth® wireless communications. This allows users significant flexibility in moving data for purposes of remote consultation and recordkeeping. We have also developed software applications for the archiving and trending of information related to resuscitation. A number of integrated software applications are called RescueNet™ in the pre-hospital market and, introduced in May 2004, CodeNet™ for in-hospital use. CodeNet is the first complete software system for in-hospital use documenting, managing, and reviewing cardiac arrest event data.

•	Diagnostic 12-lead ECG with Interpretive Statement. The 12-lead feature enables a user to get a diagnostic ECG, tracing, or a view of the heart’s electrical activity. 12-lead is used to provide rapid and early identification of myocardial infarction, commonly called a heart attack, in the pre-hospital setting. We pay royalties to GE Medical Systems (“GEMS”) on each 12-lead analysis program we sell.

•	GEMS Muse Cardiology Information System. Our M Series defibrillators communicate directly with the GEMS Information Technologies’ MUSE cardiology information system. This MUSE interface provides direct communication of pre-hospital 12-lead ECG data into GE’s MUSE information system, eliminating the need for a dedicated receiving station or gateway.

•	Pulse Oximetry. Pulse oximeters determine the oxygen saturation levels in blood (SpO2), allowing a rapid identification of potential problems in the cardiopulmonary system. Since pulse oximeters can help detect the onset of cardiovascular incidents, pulse oximetry is now widely used in both hospital and pre-hospital settings when monitoring patient vital signs. While conventional pulse oximeters do not perform well during patient motion or in intense light, we use Masimo Corporation’s patented technology that is designed to overcome these technical problems. We purchase circuit boards and sensors from Masimo Corporation. We have a non-exclusive license to use the patented technology incorporated in these parts, which we incorporate into our products.

•	Capnography. Capnography, also known as EtCO2, is the measurement of the amount of carbon dioxide being exhaled, allowing for rapid identification of potential problems in the cardiopulmonary system. We purchase circuit boards and sensors from Respironics that provide this feature. In October 2004, we announced new plug-and-play mainstream and side stream EtCO2 monitoring capability designed for maximum ease of use in pre-hospital settings. Users can easily select the optimum CO2 monitoring method based on the patient’s condition.

•	Non-invasive Blood Pressure Measurement. We developed a non-invasive blood pressure measurement capability, also known as NIBP, and integrated it into our M Series defibrillators. We purchase circuit boards, hoses, and cuffs from SunTech Medical to provide this feature.

Critical Care Transport (CCT) Defibrillators

In October 2001, we introduced an M Series model designed for critical care transport, the CCT. Based on an M Series platform, this model incorporates the same defibrillation and pacing technologies and general elements of the M Series design, but adds significantly expanded monitoring, battery capacity, and display capabilities. The CCT has a larger color display that shows three traces simultaneously, combined with the addition of both non-invasive and invasive blood pressure measurement capability and temperature monitoring. A model is also tested and certified for use on military aircraft.

AED Plus Automated External Defibrillator

The AED Plus is a full-rescue AED designed for the public safety, first responder, and public access defibrillator markets. This product is a simplified device that supports the AHA’s Chain of Survival (early access, early defibrillation, early CPR, early advanced care). It is designed for the infrequent user and incorporates features to assist rescuers in administering defibrillation and CPR. In addition to the device, we offer a unique one-piece, long shelf life (four years) electrode system called CPR-D•padz™ as a key accessory to the device. The device and electrode system incorporate a unique instantaneous feedback feature that helps rescuers perform CPR chest compressions according to the AHA and the European Resuscitation Council (“ERC”) guidelines. Other unique features include an LCD display that can be configured to display the ECG; a graphical interface to remind rescuers how to use the device properly to follow the recommended life-saving steps; use of low cost consumer lithium batteries available at retail stores; and the incorporation of an infrared-based communications system for managing data collected during the use of the device. Support products include a training unit that mimics the device’s operation and is used to teach early defibrillation and CPR skills, simulators to demonstrate and test operation of the unit, carrying cases, wall boxes, and training materials. In fiscal 2004, we introduced a pediatric defibrillation capability for the AED Plus, which includes a special algorithm specifically designed for the faster heart rate of a child (0-8 years of age). In addition, the AED Plus delivers lower energy levels specific to a pediatric rescue. This pediatric capability makes the product especially suitable for installation in schools.

Biphasic Waveforms

External defibrillators deliver current over time to the heart, which results in a defined waveform shape. One type of waveform in use today is monophasic, meaning that current is delivered in a single pulse that flows in one direction. Another type is the biphasic waveform, which in contrast, delivers current that first flows in a positive direction for a period of time and then reverses direction so that it flows in a negative direction.

Biphasic waveforms were the first major advance in defibrillation technology since the adoption of the monophasic waveform in the early 1960s. Users generally replace existing defibrillators for mechanical and other reasons that are unrelated to any clinical advancement of a new defibrillator. Based on our sales and marketing experience, we estimate that hospital users replace defibrillators after approximately seven to 10 years of service. We believe, however, that the introduction of biphasic waveforms has accelerated the replacement of the installed base of monophasic defibrillators. We believe this accelerated replacement has increased the size of the annual market for our defibrillators. Biphasic waveforms for conventional defibrillators, used in hospitals and EMS services by trained users, were broadly introduced to the market in 2000. Based on our estimates of the replacement of monophasic defibrillators with biphasic devices, the penetration of biphasic defibrillators is estimated to be approximately 30% to 40% of the installed base of defibrillators.

Our Biphasic Waveform

Our primary competitors offer biphasic waveforms using the same general waveform shape. However, we have developed a uniquely shaped biphasic waveform which achieves higher efficacy at lower current levels than monophasic waveforms. Our biphasic waveform reduces the heart’s exposure to high peak current. In addition, our biphasic waveform keeps the waveform shape and duration constant over a wide range of patients whose differing physiologies impact the conduction of current.

We recently sponsored ORBIT (Out of Hospital Rectilinear Biphasic Investigation and Trial) which analyzed 436 cardiac arrest patients. ORBIT is the world’s largest and most comprehensive study ever undertaken in an out-of-hospital setting to look at the advantages of biphasic waveforms for defibrillation. The trial was the first of its kind to look at the effectiveness of biphasic defibrillation in the advanced life support setting, where down times can be significantly longer than those in the basic life support setting. The prospective, randomized controlled trial found that RBW defibrillation was superior to monophasic damped sine (MDS) waveform defibrillation for patients initially presenting in a shockable rhythm in an advanced cardiac life support setting. Additionally, shock success for the 200 joules (J) ZOLL RBW was superior to the 360 J MDS waveform for defibrillation of all out-of-hospital cardiac arrest patients regardless of the presenting rhythm.

A retrospective study of 1,887 external cardioversion procedures in 1,361 patients was performed, and a subgroup analysis of 140 patients demonstrated that the ZOLL RBW successfully cardioverted patients weighing 300 to 430 pounds with an average energy reserve of 37 J, achieving a 100% success rate. The reserve provides an additional therapeutic margin for patients that are difficult to defibrillate.

A prospective randomized study showed that the ZOLL RBW provided superior defibrillation performance in a porcine pediatric model, when compared to another commercially available biphasic waveform, in terms of energy dose per body weight and per heart weight.

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

Our Current Market

We divide our market for non-invasive cardiac resuscitation equipment into three principal customer/geographic categories: North American hospital; North American pre-hospital, which consists of a public safety component and a public access component; and international. The pre-hospital public safety market consists of care providers such as paramedics, ambulance operators, emergency medical technicians, firefighters, police, and other first response personnel with responsibilities for public safety. The pre-hospital public access market includes non-traditional responders to medical emergencies who have been trained to use automated external defibrillators. This would include security personnel, staffs in occupational settings, school personnel, and office staff. The international market includes both hospital and pre-hospital customers outside of North America.

North American Hospital Market. The U.S. hospital market consists of approximately 6,000 acute care community hospitals and 1,000 additional hospitals. We also include military hospitals and applications in this market. Presently, ZOLL defibrillators are used extensively in the top 30 cardiac hospitals in the U.S. as listed by U.S. News and World Report in July 2004.

Hospitals have traditionally used cardiac resuscitation equipment, both for patients admitted with sudden cardiac arrest and for patients at risk of SCA undergoing other treatments. Many hospital procedures such as surgery, cardiac catheterization, stress testing, and general anesthesia may induce arrhythmias or SCA, and hospitals frequently use cardiac resuscitation devices on a standby basis in connection with these procedures. Since immediate treatment is the critical factor for successful cardiac resuscitation, hospitals typically place resuscitation devices throughout their facilities, including the cardiac and critical care units, emergency rooms, operating rooms, electrophysiology laboratories, and general wards. The importance of early defibrillation has also resulted in the installation of defibrillators with AED capability in hospital clinical areas for rapid use by the professional clinical staff. Lower cost, simplified AEDs have also been installed in non-clinical areas such as lobbies, food service areas, and parking facilities for operation by hospital staff, including security personnel, in the event of a cardiac arrest outside of patient units. Hospitals also use portable devices during in-hospital transportation of cardiac patients.

North American EMS Market. Most SCAs and heart attacks occur outside of the hospital. Due to the importance of immediate treatment, there is a substantial market for portable cardiac resuscitation equipment designed for use by various emergency responders. The most highly trained segment of the pre-hospital market is comprised of paramedics, who are authorized and trained to use defibrillators to treat SCA. In addition, paramedics are becoming increasingly aware of external pacing as a standard of care for the treatment of bradycardia. We believe the use of combination pacemakers/defibrillators will become more widespread in the pre-hospital setting. Paramedics are also able to use more advanced diagnostics, such as diagnostic 12-lead. Emergency medical technicians, who are authorized to use automated external defibrillators, comprise a significant portion of the potential pre-hospital market as well.

We believe the opportunity for growth in the under-penetrated pre-hospital market encompassing public safety responders and vehicles is large. Presently, we believe that approximately 80% of the estimated 35,000 ambulances in the U.S. are equipped with defibrillators. We believe that the number of ambulances equipped with defibrillators will reach 100%, and that other first response emergency vehicles will represent an increasingly important market for cardiac resuscitation equipment as the medical community places increased priority on providing such equipment and the necessary training to all first responders. We believe that as older defibrillators are replaced on ambulances and other emergency vehicles, they will include additional monitoring capabilities and features necessary to provide better patient care. We believe we are well positioned to respond to these needs with superior products.

Public Access Defibrillation Market. This market includes non-traditional, non-healthcare users of automated external defibrillators such as the AED Plus. We believe this market is growing because of the increased awareness of the lifesaving potential of simplified lower cost devices, which can be used before the arrival of professional rescuers. Efforts by the AHA, American Red Cross, National Safety Council, and National Center for Early Defibrillation should help to expand public knowledge of AEDs and increase the demand for these devices.

Virtually any location with a large number of people has the potential for the purchase and installation of an AED. The incorporation of AED use in all CPR training exposes more people to this lifesaving technology, increasing awareness and potential adoption. Focus on AEDs by the AHA, the American Red Cross, and similar organizations affirms the public health benefit, also driving the adoption of this technology in places like businesses, factories, schools, and the home.

International Market. The international market for defibrillators is less developed than the market in the U.S. In some international markets, unlike the U.S. market, the administration of pacing and defibrillation in hospitals and EMS is generally viewed as a skill reserved for physicians. Few other staff members are trained to administer such treatment, although this is changing. The international market for defibrillators for use outside of hospitals varies considerably from country to country, but is generally less developed than the market in North America.

We believe that the international market for defibrillators will grow for a number of reasons.

•	The international hospital market for defibrillators is expected to grow as more hospitals are built and existing hospitals modernize and update their approaches to cardiac and emergency care.

•	Emerging standards of care and the acceptance of automated equipment could result in increased use of cardiac resuscitation equipment by a broader range of healthcare personnel in the international market.

•	The ERC, the British Heart Foundation, and virtually all cardiac-oriented organizations in Europe, as well as the Australian Resuscitation Council, have strongly supported initiatives to expand the availability of defibrillators as a major public health initiative.

•	External pacing is used much less frequently in Europe and other parts of the world than it is in the U.S., but many countries are beginning to implement cardiac life support protocols which incorporate external pacing as a standard component. Because most international defibrillators do not presently feature external pacing, the move to defibrillators with external pacing could drive the international demand for defibrillators with external pacing, including our M Series defibrillators.

•	The market for public access defibrillation is rapidly growing in Western Europe and Australia as the governments of these regions have begun to lessen the restrictions on physician-only administration of defibrillation. As other international markets begin to follow, there will be additional opportunities for government-driven programs.

We believe that we can take advantage of the growth in the international market for defibrillators, based on the continued success of the M Series defibrillators, our superior biphasic waveform and our public access defibrillator, the AED Plus.

Our Market Opportunities

Public Access Defibrillation Using AEDs

There are over 460,000 deaths each year from out-of-hospital cardiac arrest in the U.S. Estimates are that more than half of these deaths occur suddenly. Placing simplified automated external defibrillators, like the AED Plus, in the hands of designated first responders who can rapidly administer defibrillation to victims of SCA is a practical strategy to save lives, since immediate defibrillation results in more than 90% survival. In contrast, a delay of 4-5 minutes decreases survival to 15-40% and a delay of 10 minutes results in death 95% of the time.

With a growing understanding of this major public health problem in the U.S. and most developed countries, initiatives on many fronts across the world are underway to encourage the widespread deployment of defibrillators. The public access market is rapidly expanding. We believe this trend will continue since there is no other effective treatment for SCA due to ventricular fibrillation other than defibrillation, and the capacity of public safety services to shorten response times from their current average of 8-10 minutes will always be limited. We also expect that there will be a growing understanding of how to use an AED in conjunction with CPR support. Additionally, there will be ongoing public health initiatives designed to help reduce deaths and improve resuscitation outcomes associated with this major public health problem. Such efforts will increase the demand for products designed to improve CPR support during resuscitation efforts.

The passage of U.S. Federal and State Good Samaritan legislation increases the likelihood that non-medically trained personnel will be providing care to victims of SCA. The AHA and virtually all corresponding international organizations have established programs to bring early defibrillation to communities. Early defibrillation is included in the AHA CPR training for all healthcare personnel and some laypersons. In the U.S., government activities at both state and federal levels continue to promote placement of AEDs in schools, nursing homes, health clubs, and other public places. In addition, new legislation expands AED usage by non-traditional users including police, fire, and highway patrol personnel. We believe that these developments, together with the introduction of AEDs in highly visible places, will lead to a larger market for AEDs.

We are using a direct sales force to sell our AEDs to the public safety market, and a mix of alternate distribution, including direct staff, distributors, and manufacturers’ representatives, in those markets that are too small to support a direct sales force. We expect that this market can be serviced by other alternative distribution methods, such as e-commerce, that can supplement and reduce our need for an expensive sales force.

The need for early defibrillation is not confined solely to the out of hospital market place. There is increasing interest in “time to defibrillation” in the hospital setting where patients who are not monitored or disconnected from monitors may experience cardiac arrest and a delay in either response or treatment. Hospitals are increasingly looking for new technologies that can help them protect patients from events like SCA or allow them to move patients to less acute beds earlier to reduce the cost of their admission. We believe the LifeCOR Wearable Defibrillator technology we offer fits this shift in emphasis and believe it will provide us new opportunities in the hospital market related to the epitome of “early defibrillation”, a non-invasive defibrillator that can be worn by a patient.

Devices to Improve Perfusion During Resuscitation

Manual chest compressions, a component of CPR are a widely taught required skill for all health professionals and public safety employees. It is extensively taught as a lifesaving skill for laypersons. CPR provides a temporary means to circulate blood in a person whose heart has effectively stopped pumping. An example would be an episode of ventricular fibrillation where CPR would be administered to provide temporary support until defibrillation with an AED occurred.

Providing temporary circulatory and ventilatory support is critical for patient survival and without CPR, the patient in cardiac arrest will sustain severe, permanent brain and heart tissue injury as a result of the lack of oxygenation of these tissues due to an interruption of normal blood flow These injuries are generally inconsistent with survival. Conversely, the provision of adequate circulatory support with CPR has been shown to sustain patients for extensive periods of time with little or no evidence of injury after resuscitation. CPR has however, inherent limits by its marginal (about 25%-30%) perfusion in relationship to the normally beating heart. It is a physically demanding skill requiring significant stamina to be performed well over time without deterioration. It must be done in an uninterrupted manner in order to have maximum benefit, a challenge not easily met when moving patients especially in the pre-hospital setting.

The ZOLL AutoPulse is an important new device that provides similar temporary circulatory support during cardiac arrest as do manual chest compressions. The comparison related to the differences between the two are however dramatic; clinical studies in both animals and humans of the AutoPulse suggest it may be able to circulate an equal amount of blood as a normally beating heart and achieve critical levels of perfusion related to survival from cardiac arrest. The device is portable and battery powered so it can reduce interruptions in circulatory support during patient movement from buildings or in transport. We believe these two factors will drive the adoption of this technology

The goal during CPR is to provide temporary support until the underlying problem causing the cardiac arrest can be identified and corrected (as in the defibrillation of ventricular fibrillation) and normal circulation restored. In the case of the AutoPulse it appears to be capable of restoring normal circulation while the problem is being identified and corrected.

We believe the opportunity for the AutoPulse as the market matures is at least as large as our current market for defibrillators. Additional clinical studies were begun in 2004 to further demonstrate the efficacy and superiority of the device’s performance and its effect on patient outcomes. We expect the results of these studies will impact the adoption of the AutoPulse due to its superior clinical effects and this will ultimately drive adoption such that an AutoPulse is deployed wherever a defibrillator is deployed now in the professional defibrillator market.

We also have additional opportunity in the area of fluid resuscitation critical to adequate circulation in the trauma patient suffering from acute hemorrhagic blood loss. Unless treated correctly these patients bleed to death due to inadequate blood volume replacement to support them until surgical repair of their traumatic injuries. Air filled bladders have been used for decades to infuse fluids under pressure by squeezing bags containing intravenous solutions used to replace the lost blood through an intravenous line placed in a patient. Blood is also administered in essentially the same way as these other fluids. Our Power Infuser device replaces the pressure bag. The Power Infuser is clinically superior to this traditional method and is being used routinely by the Armed Services to provide a highly effective high rate of volume infusion to replace lost blood under precise control in the combat setting. We plan to bring this technology to civilian application in the treatment of trauma victims in the future.

Expand EMS Market Share

We estimate that we currently have much smaller share of the EMS market in North America than our leading competitor. We expect our new product pipeline, superior product conception and design, product synergies for distribution, data synergies and a professional sales organization will be able to continue to take market share.

Expand International Business

We have a relatively low share of most of the international markets. In Europe the situation is more mixed due in part to our direct sales representatives in the major markets of UK, and Germany, where we have achieved more success. We plan to continue to follow a strategy of customer exposure to the superiority of our products through the use of professional direct sales representatives while expanding our indirect distribution where appropriate Our new product plans, superior product conception and design, synergies of distribution, data synergies and a professional sales organization should allow us to increase our share of this market.

EMS Data Management Solutions

We have developed a series of software products (RescueNet™) to address what we consider to be a growing need in the EMS market for an integrated data management system. RescueNet provides our customers with a single data management system that integrates dispatch, resuscitation information, field data collection, mobile vehicle data communication, billing, resource planning and scheduling, and quality assurance functions. With the seamless integration as the leverage, a majority of our EMS customers have purchased more than one of the products from the RescueNet Suite, such as the dispatch and billing systems.

Today, most EMS data is entered by hand on clipboards and then distributed or re-entered manually into databases to meet regulatory and insurance reporting requirements. The timeliness, accuracy and efficiency of this process are key factors in the receipt of payments from third-party payers. Capturing the resuscitation information within the field data system and wirelessly downloading all the field data to the billing system provides great efficiency. A significant amount of revenue is lost due to data entry errors, and misplaced paperwork or data. Time is lost duplicating data entries. As a result, we believe that the market for EMS field data management is significant and growing rapidly.

Competition

Our principal competitors in the U.S. are the Emergency Response Systems Division of Medtronic Inc. (also known as Physio-Control) and Royal Philips Electronics. Both Physio-Control and Philips compete across our entire defibrillator product line. We also compete with Cardiac Science, Inc., Welch Allyn, HeartSine Technologies, and Defibtech in the lower cost AED market. In the international market we compete with Physio-Control, Philips, most AED competitors, and several other companies depending upon the country. Physio-Control is generally the market leader in the industry.

We believe that the principal competitive factors in the hospital market for cardiac resuscitation equipment are clinical efficacy, reliability, portability, ease-of-use, and standardization. In the pre-hospital market, in addition to the foregoing considerations, durability, a reliable battery system, and availability of 12-lead ECG capabilities are significant competitive factors. We believe that our products compete favorably with respect to each of these factors.

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

We believe that principal competitive factors in the public access market include:

•	User simplicity, convenience, and ease of use;

•	Value; and

•	Support services and training

Our AED Plus competes favorably with respect to each of these factors.

The business of developing and marketing software for data collection, billing, dispatching and management in the EMS market is competitive. Competitors in this business include Medusa Medical Technologies, Inc, Healthware Technologies, Inc., Safety Pad Software, Geac Computer Corporation, Ltd., DocuMed, Inc., Tritech Software Systems, Inc., Ortivus AB, RAM Software Systems, Inc., Intergraph Corporation, and AmbPac, Inc. None of these competitors currently has a product that provides an integrated solution comparable to the RescueNet products. Physio-Control and Medusa have a marketing arrangement through which Physio-Control’s salespeople are promoting the Medusa field data solution.

We develop and market software for data collection related to resuscitation practices in hospitals. We offer a system called Code Net™ to provide data collection during resuscitation and to later organize this data into useful information related to performance measures for resuscitation practices. Two of our competitors in the hospital market offer some products that are similar but generally much more limited in scope and capability than our Code Net products.

Research and Development

Our research and development strategy is to continually improve and expand our product lines by combining existing proprietary technologies, newly developed proprietary technologies and the technologies of our best in class partners into new product offerings that provide additional valued benefits to our customers. We pursue a multi-disciplinary approach to product design that includes substantial electrical, mechanical, software and biomedical engineering efforts. We are currently focusing our research and development programs on data management, additional product variants of the M Series and AED Plus product lines, next generation product platforms, continued clinical trials, expansion of our long-term technical research efforts, and other initiatives.

Manufacturing

Our manufacturing facilities are located in Chelmsford, Massachusetts and Pawtucket, Rhode Island. In Chelmsford, we generally assemble our devices from components produced to our specifications by our suppliers. In Pawtucket, we manufacture our electrode products. As of March 2004, as the result of our acquisition of Infusion Dynamics, Inc., we have a manufacturing facility located in Plymouth Meeting, Pennsylvania, where the Power Infuser is manufactured. As of October 2004, as a result of our acquisition of Revivant Corporation, we also have a manufacturing facility located in Sunnyvale, California, where the AutoPulse is manufactured.

Patents and Proprietary Information

Seven U.S. patents have now been issued covering various aspects of our unique biphasic waveform technology. Several corresponding foreign patents relating to this waveform technology are still pending.

We have filed several new U.S. and foreign patent applications covering novel technology related to our pacing and defibrillation electrodes. Two electrode patents were issued during fiscal 2004 and several others are still pending. These patents supplement other electrode patents issued in the United States, Europe and Japan. During fiscal 2004, we filed eleven U.S. patent applications for our AED Plus defibrillator and related CPR technologies. These and others are still pending. During fiscal 2004, we filed additional patent applications related to pacing, defibrillation and other resuscitation therapies. Patents were also applied for related to ZOLL Data Systems software.

As a result of our acquisition of Revivant Corporation, ten additional patents as well as a number of patent applications related to various CPR and chest compression technologies are now our property.

Employees

As of October 3, 2004, we employed 949 people on a full-time basis, 868 in the United States and 81 internationally. We also employed 24 part-time employees. None of our employees are subject to collective bargaining agreements. We believe that our relations with our employees are excellent.

Marketing and Sales

We operate with sales and managerial staff comprised of direct representatives and their managers, distribution managers, special account representatives, distributors and manufacturer’s representatives throughout the world. In the United States, the staff is split into dedicated groups, focused on the hospital, pre-hospital, and public access markets. In the United States, we sell products directly to hospitals and EMS and through distributor and other indirect channels in the public access market. The organization is similar in our international markets, and a mix of both direct and indirect channels are maintained relative to a country’s size and business potential. We sell our RescueNet products through a separate dedicated sales force. In the United States, we currently have 68 sales representatives and managers calling on hospitals, 54 calling on EMS accounts, 31 calling on public access accounts (both direct customers and distributors), and 14 selling our data management products. Internationally, we have seven sales representatives in Canada, eight in the United Kingdom, one in the Netherlands, seven in France, eight in Australia, eight in Germany, one in Austria, and 10 international territory managers handling our sales where we sell through local distributors.

We do not typically maintain a significant backlog in our business. Our sales force must sell most of each quarter’s revenue in that quarter. We are now attempting to begin the process of building a small permanent backlog to reduce the pressure on our factory to ship all orders that come in at the end of a quarter.

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

Every company that manufactures or assembles medical devices is required to register with the FDA and adhere to certain “good manufacturing practices in accordance with the FDA’s Quality System Regulation which regulates the manufacture of medical devices, prescribes record keeping procedures and provides for the routine inspection of facilities for compliance with such regulations. The FDA also has broad regulatory powers in the areas of clinical testing, marketing and advertising of medical devices.

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

Investor Information

Financial and other information relating to the Company can be accessed from the Company’s main Internet website (http://www.zoll.com) by clicking on “Investor Relations”. Information on our website is not part of our annual report. The Company makes available, free of charge, copies of its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after filing such material electronically or otherwise furnishing it to the SEC. A copy may also be obtained upon written request to the Company at: Stockholder Relations, ZOLL Medical Corporation, 269 Mill Road, Chelmsford, MA 01824-4105.

Risk Factors

If We Fail to Compete Successfully in the Future against Existing or Potential Competitors, Our Operating Results May Be Adversely Affected

Our principal global competitors with respect to our entire cardiac resuscitation equipment product line are Medtronic Emergency Response Systems (Physio-Control) and Royal Philips Electronics. Physio-Control is a subsidiary of Medtronic, Inc., a leading medical technology company. Physio-Control has been the market leader in the defibrillator industry for over twenty years. As a result of Physio-Control’s dominant position in this industry, many potential customers have relationships with Physio-Control that could make it difficult for us to continue to penetrate the markets for our products. In addition, Physio-Control, its parent and Royal Philips Electronics and other competitors each have significantly greater resources than we do. Accordingly, Physio-Control, Royal Philips Electronics and other competitors could substantially increase the resources they devote to the development and marketing of products that are competitive with ours. These and other competitors may develop and successfully commercialize medical devices that directly or indirectly accomplish what our products are designed to accomplish in a superior and/or less expensive manner. In addition, although our biphasic waveform technology is unique, our competitors have devised alternative biphasic waveform technology. We have also licensed our biphasic waveform technology to GE Medical Systems Information Technologies.

There are a number of smaller competitors in the United States, which include Welch Allyn, Inc., Cardiac Science, Inc., HeartSine Technology, and Defibtech. Internationally, we face the same competitors as in the United States as well as Nihon Kohden, Corpuls, Schiller, and other local competitors. It is possible the market may embrace these competitors’ products which could negatively impact our market share.

In addition to external defibrillation and external pacing with cardiac resuscitation equipment, it is possible that other alternative therapeutic approaches to the treatment of sudden cardiac arrest may be developed. These alternative therapies or approaches, including pharmaceutical or other alternatives, could prove to be superior to our products.

There is significant competition in the business of developing and marketing software for data collection, billing, dispatching and management in the emergency medical system market. Our principal competitors in this business include Medusa Medical Technologies, Inc. Healthware Technologies, Inc., Safety Pad Software, Geac Computer Corporation, Ltd., DocuMed, Inc., Tritech Software Systems, Inc., Ortivus AB, RAM Software Systems, Inc., Intergraph Corporation and AmbPac, Inc., some of which have greater financial, technical, research and development and marketing resources than we do. Because the barriers to entry in this business are relatively low, additional competitors may easily enter this market in the future. It is possible that systems developed by competitors could be superior to our data management system. Consequently, our ability to sell our data management system could be materially affected and our financial results could be materially and adversely affected.

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

A large percentage of our sales are made toward the end of each quarter. As a consequence, our quarterly financial results are often dependent on the receipt of customer orders in the last weeks of a quarter. The absence of these orders could cause us to fall short of our quarterly sales targets, which in turn could cause our stock price to decline sharply. As we grow in size, and these orders are received closer to the end of a period, we may not be able to manufacture, test, and ship all orders in time to recognize the shipment as revenue for that quarter.

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

The AED PAD (Public Access Defibrillation) Business is New to Us. If We are Not Successful in Competing In This Market, Our Operating Results May be Affected.

The PAD market has many dynamics. This market involves many new types of non-traditional healthcare distributors, and the efficiency of these distributors may not be as robust as we expect. These new types of distributors may present credit risks since they may not be well established and may not have the necessary business volumes. In addition, we may not be successful in gaining market acceptance of our AED Plus into alternative PAD markets if our PAD Distributors are not successful. Also, our focus upon the PAD market may distract our operations from our core M Series business. All of these items could cause our operating results to be unfavorably affected.

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

We May be Required to Implement a Costly Product Recall

In the event that any of our products proves to be defective, we can voluntarily recall, or the FDA could require us to redesign or implement a recall of any of our products. Both our larger competitors and we have, on numerous occasions, voluntarily recalled products in the past, and based on this experience, we believe that future recalls could result in significant costs to us and significant adverse publicity, which could harm our ability to market our products in the future. Though it is not possible to quantify the economic impact of a recall, it could have a material adverse effect on our business, financial condition and results of operations. For example, in 2004, we issued a device safety alert on some M Series with the AED feature to correct a potential problem that some of the units may have with the software installed on them. Under certain conditions, the unit may skip the “press shock” screen prompt after correctly advising the user of a shockable ECG rhythm, charging, and enabling/illuminating the shock button. The devices were operating properly in all other respects. The cost of implementing this corrective action was less than $50,000.

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

The War on Terrorism and the Impact of a Bio-Terror Threat May Cause Our Customers to Stop or Delay Buying Our Products, Resulting in Lower Revenues

The current war on terrorism and a threat of a bio-terror attack may have a significant impact on our customers’ ability or willingness to buy our products, as well as our ability to timely deliver the product to the customers. Our customers may have to divert their funding, earmarked for capital equipment purchases to the purchase of other medical equipment and supplies to fight any potential bio-terror attack. The war on terrorism may cause the diversion of any government funding of hospitals and EMS services for capital equipment purchases. This could result in decreased revenues.

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

Recurring Sales of Electrodes to Our Customers May Decline

We typically have recurring sales of electrodes to our customers. Other vendors have developed electrode adaptors which allow generic electrodes to be compatible with our defibrillators. If we are unable to continue to differentiate the superiority of our electrodes over these generic electrodes, our future revenue from the sale of electrodes could be reduced, or our pricing and profitability could decline.

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

We Have Licensed Our Biphasic Technology to GE Medical Systems Information Technologies and We May Experience a Competitive Product Utilizing Our own Patented Technology

In 2001, we entered into a five-year license agreement with GE Medical Systems Information Technologies that permits GE to incorporate our patented biphasic waveform technology into their defibrillator and monitoring systems. At this time GE has taken only limited action to incorporate our technology into their products. However, GE has significantly greater resources than we do. If they bring our technology to market, it could impact our ability to market and sell our products, potentially lowering our revenues.

Our Current and Future Investments May Lose Value in the Future

We hold investments in Advanced Circulatory Systems, Inc. (formerly ResQSystems, Inc.) and AED@Home and may in the future invest in the securities of other companies and participate in joint venture agreements. These investments and future investments are subject to the risks that the entities in which we invest will become bankrupt or lose money. Investing in securities involves risks and no assurance can be made as to the profitability of any investment. Our inability to identify profitable investments could adversely affect our financial condition and results of operations. Unless we hold a majority position in an investment or joint venture, we will not be able to control all of the activities of the companies in which we invest or the joint ventures in which we are participating. Because of this, such entities may take actions against our wishes and not in furtherance of, and even opposed to, our business plans and objectives. These investments are also subject to the risk of impasse if no one party exercises ultimate control over the business decisions.

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

The provisions of Section 404 of the Sarbanes-Oxley Act of 2002 apply to us for the fiscal year 2005. We are in the middle of a project to document, review, test, evaluate and conclude on our systems of internal controls. We expect to complete our testing of our internal control systems by the end of fiscal 2005. There is a potential for identifying a significant deficiency or material weakness in our system of internal controls. Disclosure of a material weakness in our system of internal control may cause our stock price to fluctuate significantly.

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

Our International Sales Expose Our Business to a Variety of Risks That Could Result in Significant Fluctuations in Our Results of Operations

Approximately 24% of our sales for the year ended October 3, 2004 were made to foreign purchasers and we plan to increase the sale of our products to foreign purchasers in the future. As a result, a significant portion of our sales is and will continue to be subject to the risks of international business, including:

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

We May Fail to Adequately Protect or Enforce Our Intellectual Property Rights or Secure Rights to Third Party Intellectual Property, and Our Competitors Can Use Some of Our Previously Proprietary Technology

Our success will depend in part on our ability to obtain and maintain patent protection for our products, methods, processes and other technologies, to preserve our trade secrets and to operate without infringing the proprietary rights of third parties. To date, we have been issued 35 U.S. patents for our various inventions and technologies. Additional patent applications have been filed with the U.S. Patent and Trademark Office and are currently pending. The patents that have been granted to us are for a definitive period of time and will expire. We have filed certain corresponding foreign patent applications and intend to file additional foreign and U.S. patent applications as appropriate. We cannot be assured as to:

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

We May Acquire Other Businesses, and We May Have Difficulty Integrating These Businesses or Generating an Acceptable Return from Acquisitions

We recently acquired Revivant Corporation, and we may acquire other companies or make strategic purchases of interests in other companies related to our business in order to grow, add product lines, acquire customers or otherwise attempt to gain a competitive advantage in new or existing markets. Such acquisitions and investments may involve the following risks:

•	our management may be distracted by these acquisitions and may be forced to divert a significant amount of time and energy into integrating and running the acquired businesses,

•	we may face difficulties associated with financing the acquisitions,

•	we may face the inability to achieve the desired outcomes justifying the acquisition, and

•	we may face difficulties integrating the acquired business’ operations and personnel.

•	we may face difficulties incorporating the acquired technology into our existing product lines.

Intangibles and Goodwill We Currently Carry on Our Balance Sheet May Become Impaired.

At October 3, 2004, we had approximately $17 million of goodwill and intangible assets on our balance sheet. Additionally, as a result of our acquisition of Revivant Corporation in October 2004, we expect that our total goodwill and intangible assets will increase substantially. These assets are subject to impairment if the cash flow that we generate from these assets specifically, or our business more broadly, are insufficient to justify the carrying value of the assets. Factors affecting our ability to generate cash flow from these assets include, but are not limited to, general market conditions, product acceptance, pricing and competition, distribution, costs of production and operations.

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

We Have Only One Manufacturing Facility for Each of Our Major Products and Any Damage or Incapacitation of Any of the Facilities Could Impede Our Ability to Produce These Products

We have only one manufacturing facility for each of our major products. Damage to any such facility could render us unable to manufacture the relevant product or require us to reduce the output of products at the damaged facility. In addition, a severe weather event or other natural disaster affecting a facility occurring late in a quarter could make it difficult to meet product shipping targets. Any of these events could materially and adversely impact our business, financial condition and results of operations.

Item 2. Properties.

Our executive headquarters are located in Chelmsford, Massachusetts, along with our research and development and our defibrillator manufacturing operations. The Chelmsford facility offers approximately

155,000 square feet of leased office, warehouse and assembly space. We own a 33,000 square foot building in Pawtucket, Rhode Island, where we manufacture our electrode products and conduct related research and development. We lease 40,000 square feet in Bloomfield, Colorado where our data management software business offices are located. We lease an approximate 1,500 square foot manufacturing facility located in Plymouth Meeting, Pennsylvania, where the Power Infuser is manufactured. As of October 2004, as a result of our acquisition of Revivant Corporation, we also lease an approximate 16,000 square foot manufacturing facility located in Sunnyvale, California, where the AutoPulse is manufactured. We also lease administrative offices in Manchester, England; Dodewaard, the Netherlands; Cologne, Germany; Sydney, Australia; and Mississauga, Ontario, Canada.

Item 3. Legal Proceedings.

On December 10, 2004, a complaint was filed against Revivant Corporation by Dr. Thomas Fogarty and his affiliate, alleging that Revivant owes a 4% royalty on all of its sales. We believe the suit is without merit. Moreover, in connection with our acquisition of Revivant, the former stockholders of Revivant specifically agreed to indemnify us against Dr. Fogarty’s claim for all amounts up to $15 million. We have the right to set-off these indemnity claims against future contingent amounts payable by us as part of the purchase price for Revivant.

We have been informed by the federal government is conducting an investigation regarding two sales of defibrillators by us in fiscal 2000 to a distributor, which were then allegedly transshipped to Iran without the required export licenses. We are cooperating with the Department of Justice in connection with its ongoing investigation and have provided requested information. The two sales in question represented approximately $150,000 of net income in fiscal 2000. Although it is premature to determine the likely outcome of the investigation, it is possible that we may be subject to civil or criminal sanctions and fines as a result of this matter.

In addition to these matters we are, from time to time, involved in the normal course of our business in various other litigation matters and regulatory issues, including product recalls. Although we are unable to quantify at the present time the exact financial impact in any of these matters, we believe that none of these other matters currently pending will have an outcome material to our financial condition or business.

Item 4. Submission of Matters to a Vote of Security Holders.

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our Common Stock is traded on the National Association of Securities Dealers Automated Quotation (NASDAQ) National Market System under the symbol “ZOLL.” The following table sets forth the high and low sales prices during the fiscal quarters specified:

	Sales Prices
	2004		2003
	High	Low	High	Low
First Quarter	$36.08	$30.66	$40.00	$29.76
Second Quarter	41.93	35.34	42.29	34.11
Third Quarter	42.73	30.06	41.83	29.26
Fourth Quarter	34.92	30.63	36.18	29.74

We have never declared or paid cash dividends on our capital stock. We currently intend to retain any current and future earnings to finance the growth and development of our business, and therefore do not anticipate paying any cash dividends in the foreseeable future.

As of December 13, 2004, there were 101 stockholders of record of our Common Stock. We believe there are substantially in excess of 5,000 beneficial holders of our Common Stock.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column a)
Equity compensation plans approved by security holders	1,224,520	$33.94	385,803
Equity compensation plans not approved by security holders	—	—	—
Total	1,224,520	$33.94	385,803

Item 6. Selected Financial Data.

ZOLL Medical Corporation

Consolidated Five Year Financial Summary

	FISCAL YEAR
(000’s omitted, except per share data)	2004	2003	2002	2001	2000
Income Statement Data:
Net sales	$211,785	$184,603	$150,227	$119,202	$106,336
Cost of goods sold	92,545	81,477	65,274	52,684	46,351

Gross profit	119,240	103,126	84,953	66,518	59,985

Expenses:
Selling and marketing	74,946	59,461	48,645	38,208	31,238
General and administrative	14,504	12,404	11,193	9,605	8,606
Research and development	18,376	14,115	11,536	10,231	7,973

Total expenses	107,826	85,980	71,374	58,044	47,817

Income from operations	11,414	17,146	13,579	8,474	12,168
Investment and other income	1,323	2,033	1,595	3,139	1,803

Income before income taxes	12,737	19,179	15,174	11,613	13,971
Provision for income taxes	3,781	6,329	4,944	4,051	5,169

Net income	$8,956	$12,850	$10,230	$7,562	$8,802

Basic earnings per common share	$0.97	$1.42	$1.15	$0.85	$1.11

Weighted average common shares outstanding	9,191	9,030	8,919	8,847	7,930

Diluted earnings per common and common equivalent share	$0.96	$1.40	$1.12	$0.83	$1.07

Weighted average common and common equivalent shares outstanding	9,304	9,204	9,158	9,097	8,231

Balance Sheet Data:
Working capital	$114,785	$113,505	$119,110	$109,660	$101,991
Total assets	$207,192	$192,096	$165,854	$144,388	$137,808
Stockholders’ equity	$170,946	$155,991	$141,912	$131,437	$122,416

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

We intend for this discussion and analysis to provide you with information that will assist you in understanding our consolidated financial statements, the changes in certain key items in those consolidated financial statements from year to year and the primary factors that accounted for those changes. Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. This discussion and analysis should be read in conjunction with our consolidated financial statements as of October 3, 2004 and for the year then ended and the notes accompanying those consolidated financial statements.

Executive Overview

We design, manufacture, market, and sell non-invasive resuscitation devices and software solutions. Our Products include pacing and defibrillation devices (ZOLL’s M Series™ and AED Plus™, and LifeCOR, Inc.’s LifeVest™ Wearable Defibrillator); a circulatory assist device (Advanced Circulatory Systems, Inc.’s ResQPOD™ Circulatory Enhancer); and a unique fluid resuscitation product called the Power Infuser®, manufactured by Infusion Dynamics, a division of ZOLL. These devices help healthcare professionals, emergency medical service providers, and first responders diagnose and treat victims of trauma, as well as sudden cardiac arrest. Through our subsidiary ZOLL Data Systems (formerly Pinpoint Technologies), we also design and market software that automates the collection and management of both clinical and non-clinical data.

We ended fiscal 2004 in a strong financial position, despite mixed sales performance during the year. We have a healthy balance sheet with $59.0 million of cash, cash equivalents and short-term investments, and no long-term debt. Net income in fiscal 2004 was lower than expected due to sales growth that did not keep pace with our significant investments in sales, marketing and R&D resources. We expect to see good revenue growth in fiscal 2005 along with increased earnings as we leverage the operational investments we have made the past few years.

2004 Compared to 2003

Sales

Our net sales increased 15% in fiscal 2004 to a record $211.8 million, up from $184.6 million in the prior year, reflecting continued growth in sales volume of our core M Series product and our AED Plus product.

Net sales by customer/product categories were as follows:

(000’s omitted)	2004	2003	% Change
Devices and Accessories to the Hospital Market-North America	$88,110	$63,558	39%
Devices, Accessories, and Data Management Software to the Pre-hospital Market-North America	62,435	55,357	13%
Other Products to North America	19,982	19,602	2%

Subtotal North America	170,527	138,517	23%
All Products to the International Market	41,258	46,086	(10)%

Total Sales	$211,785	$184,603	15%

The increase of sales to the North American Hospital market was primarily due to $15.6 million of additional volume to the U.S. military which included $3.4 million of product shipped from Infusion Dynamics, the company we acquired in March 2004. Excluding the U.S. military sales of approximately $30 million in 2004, North American hospital revenues increased 18% over the prior year. Of this increase, $2.4 million was due to increased sales of our AED Plus in the hospital market and approximately $5 million was due to increased sales of the M Series. The increase of M Series sales includes the impact of some customers accelerating their replacement of monophasic devices. For U.S.military sales, we do not anticipate a repeat of the 2004 volumes. We are estimating that sales to various branches of the U.S. military will approximate $10 million in fiscal 2005.

Our sales to the North American pre-hospital market increased 13% due to approximately $7 million of growth in the sales of our AED Plus product driven by volume and market share gains and approximately $1.7 million was due to growth in volume of our data management software revenues.

The $4.8 million decrease of International sales was caused primarily by a $3.3 million decrease due to German Army purchases which occurred in 2003 but did not recur in 2004. Further, our United Kingdom sales decreased approximately $4.6 million. These decreases were partially offset by approximately $2.8 million or 6% due to favorable foreign exchange rates and approximately $1.2 million or 3% of additional sales volume in our Australian operations as we continue to gain market share there.

Worldwide AED Plus product sales reached $30.4 million, an increase of 61% over the prior year. This increase results from increased volume of shipments and additional market share since we believe this market is growing at approximately 20% per year.

Gross Margins

Gross margins for fiscal 2004 increased slightly to 56.3%, from 55.9% in fiscal 2003. The increase in gross margins was mainly due to a lower proportion of International sales in 2004 as compared to total sales. Many international sales, including those to the German Army in 2003, included volume discounts, and sales to international distributors which typically carry lower than average gross margins drove margins lower in 2003.

Backlog

We do not typically maintain a significant backlog. Typically our sales force has to sell most of each quarter’s revenue in that quarter. Orders are subject to cancellation or rescheduling by customers. Due to possible changes in delivery schedules, cancellation of orders and delays in shipments, our backlog at any particular date is not necessarily an accurate predictor of revenue for any succeeding period. We ended the year with a capital equipment backlog of approximately $4 million, which we expect to ship during the first quarter of fiscal 2005. As we continue to grow, in order to facilitate shipments given heavy end of quarter orders, we believe we need to establish a permanent backlog of orders that will not be shipped at the end of each quarter. Over the course of 2005, we hope to establish such a backlog of approximately $2 to 3 million.

Costs and Expenses

Operating expenses were as follows:

(000’s omitted)	2004	% of Sales	2003	% of Sales	Change %
Selling and marketing	$74,946	35%	$59,461	32%	26%
General and administrative	14,504	7%	12,404	7%	17%
Research and development	18,376	9%	14,115	8%	30%

Total expenses	$107,826	51%	$85,980	47%	25%

Selling and marketing expenses increased $15.5 million for the year ended October 3, 2004. The increase in selling and marketing expense was primarily due to $13 million for the expansion of our North American and International sales forces and the associated personnel and travel costs. Outside professional services of approximately $1.1 million including public relations and other marketing consulting, and approximately $1 million for direct mailing, advertising, and other promotional items also contributed to the overall increase.

General and administrative expenses increased $2.1 million for the year ended October 3, 2004. The increase over the prior year was primarily due to an increase in professional services including Information Technology consulting of approximately $500,000 and Sarbanes-Oxley compliance consulting of approximately $300,000. Recruiting costs increased by approximately $300,000, to support the growth of our business and its infrastructure. Additionally, we experienced increases to our product liability insurance premiums of approximately $300,000 due to the increased volume of products sold.

Research and development (“R&D”) expenses increased $4.3 million for the year ended October 3, 2004. Approximately $2.3 million of this increase was due to the hiring of additional personnel and approximately $800,000 was due to the increased use of outside professional design services.

Investment and Other Income

Investment and other income decreased to $1.3 million in fiscal 2004, as compared to $2.0 million in the previous year. This decrease was primarily due to lower foreign exchange gains due to slightly more stable exchange rates in fiscal 2004 when compared to fiscal 2003.

Income Taxes

Our effective tax rate decreased to 30% in fiscal 2004 as compared to 33% in fiscal 2003. This reduction in the effective tax rate is mainly due to increased export trade incentives utilized in 2004. These incentives are being phased out beginning in 2005; however, the American Jobs Creation Act, passed into law in October 2004, will likely give us similar incentives and results.

2003 Compared to 2002

Sales

Our net sales increased 23% in fiscal 2003 to a record $184.6 million, up from $150.2 million in the prior year, reflecting continued growth of our core M Series product as we continue to capture market share and the growing demand for our AED Plus product.

Net sales by customer/product categories were as follows:

(000’s omitted)	2003	2002	% Change
Devices and Accessories to the Hospital Market-North America	$63,558	$50,686	25%
Devices, Accessories, and Data Management Software to the Pre-hospital Market-North America	55,357	46,958	18%
Other Products to North America	19,602	19,372	1%

Subtotal North America	138,517	117,016	18%
All Products to the International Market	46,086	33,211	39%

Total Sales	$184,603	$150,227	23%

The increase in the North American hospital market was mainly due to $12.5 million of M Series CCT shipments to the U.S. military for their PMI (Patient Movement Item) program. Without the U.S. military, our sales in the North American hospital market remained relatively flat year to year. We believe this was due to the slowdown in the North American economy.

Our sales to the North American pre-hospital market increased 18% primarily due to $3.2 million growth in our data management software revenues and $9.4 million growth in sales of our new AED Plus product, partially offset by a $5.1 million decrease in capital equipment sale volume as budget constraints continued to affect state and municipal spending on EMS services.

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

The 39% increase in international sales reflects continued volume growth in all of our direct sales organizations and in our International distributor sales, particularly in Europe, the Middle East and China. An increase in foreign currency exchange rates contributed approximately $1.9 million or 6% to this increase.

Gross Margins

Gross margins for fiscal 2003 decreased to 55.9%, from 56.5% in fiscal 2002. The decreased margins are due to sales to the U.S. military and increased sales to the German Army, which included volume discounts.

Costs and Expenses

Operating expenses were as follows:

(000’s omitted)	2003	% of Sales	2002	% of Sales	Change %
Selling and marketing	$59,461	32%	$48,645	32%	22%
General and administrative	12,404	7%	11,193	7%	11%
Research and development	14,115	8%	11,536	8%	22%

Total expenses	$85,980	47%	$71,374	48%	20%

Selling and marketing expenses increased $10.8 million for the year ended September 28, 2003. The increase in selling and marketing expense was primarily due to increases in personnel and travel costs of approximately $6.8 million, reflecting additional headcount to our North American sales force and the expansion of our international operations. We also spent approximately $2.9 million on additional tradeshow participation, advertising and other promotional items, and provided additional training and equipment to our worldwide sales force.

General and administrative expenses increased $1.2 million primarily due to approximately $1 million for an increase in wages and related benefits for an expanded headcount to support the larger organization, with the remainder driven primarily by an increase in general liability insurance premiums.

Research and development expenses increased $2.6 million. Our continued investment in research and development reflects significant resources devoted to data management, product variants of the M Series and AED Plus product lines, continued clinical trials, expansion of our long-term technical research efforts, and expansion of other R&D initiatives.

Investment and Other Income

Investment and other income increased to $2.0 million in fiscal 2003, as compared to $1.6 million in the previous year. This increase was primarily due to approximately $1 million of foreign exchange gains offset by approximately $500,000 of lower investment earnings due to lower cash balances invested at lower interest rates over the prior year.

Income Taxes

Our effective tax rate remained consistent at 33% in fiscal 2003, as compared to fiscal 2002, reflecting continued research and development credits for our R&D activity, along with foreign earnings taxed at differing rates, and the utilization of foreign loss carry forwards.

Liquidity and Capital Resources

Our overall financial condition remains strong. Our cash and cash equivalents at October 3, 2004 totaled $40.7 million compared with $40.8 million at September 28, 2003. In addition, we had marketable securities amounting to $18.3 million at October 3, 2004 in comparison to $20.0 million at September 28, 2003. We continue to have no long-term debt.

Cash Requirements:

We believe that the combination of existing cash, cash equivalents, and highly liquid short-term investments on hand, along with future cash to be generated by operations and amounts available under our line of credit will be sufficient to meet our ongoing operating and capital expenditure requirements for the foreseeable future.

Sources and Uses of Cash:

To assist with the discussion, the following table presents the abbreviated cash flows for the years ended October 3, 2004, September 28, 2003, and September 29, 2002:

(000’s omitted)	2004	2003	2002
Net income	$8,956	$12,850	$10,230
Changes not affecting cash	13,492	10,723	8,837
Changes in current assets and liabilities	(8,299)	(3,598)	(7,198)
Cash provided by operating activities	14,199	19,975	11,869
Cash used in investing activities	(19,710)	(36,610)	(2,205)
Cash provided by financing activities	5,114	1,157	609
Effect of foreign exchange rates on cash	302	600	82

Net change in cash and cash equivalents	$(95)	$(14,878)	$10,355

Cash and cash equivalents—beginning of year	$40,780	$55,658	$45,303

Cash and cash equivalents—end of year	$40,685	$40,780	$55,658

Operating Activities

The net decrease in cash provided by operating activities was primarily attributable to a 30% decrease in our net income year to year which was responsible for $3.9 million of the decrease. Net income was lower than expected due to sales growth that did not keep pace with our significant investments in sales, marketing and R&D resources. Offsetting the decrease in net income, was a net increase in other changes which affected net income but did not affect cash, such as $1.4 million increase in depreciation, and, $600,000 for inventory reserves. Depreciation expense was higher in 2004 because of an increased investment in computer equipment and demo equipment deployed to our growing sales force. Changes in current assets and liabilities caused a decrease in cash of approximately $5 million for 2004 compared to 2003 because of the timing of payments for the year-end 2004.

Investing Activities

The $16.9 million decrease in cash used in investing activities primarily reflects the fact that we received approximately $1.8 million of cash in 2004 from the net sales of marketable securities compared to 2003 when we used approximately $10 million of cash for the net purchases of marketable securities. In 2003, we made a $5 million advance to Revivant Corporation in the form of a note receivable. In 2004, we also generated approximately $2.0 million in cash from the sale of our building in Boulder Colorado where our data management software business offices were located. We subsequently leased more office space in Broomfield, Colorado for this growing business.

Financing Activities

Cash provided by financing activities was $5.1 million for fiscal 2004 in comparison to $1.2 million in the previous year. The change reflects a higher number of stock options exercised during 2004 (approximately 245,000 shares in 2004 versus 121,000 in 2003) at a higher average exercise price per share ($20.87 in 2004 verses $12.17 in 2003).

Investments

As of October 3, 2004, we had investments in privately held technology companies with a carrying value of $9.9 million. We have performed a review of these investments and determined the carrying value of these investments approximates their fair value.

In March 2004, we acquired substantially all the assets of Infusion Dynamics, Inc. (“Infusion”). Under the terms of the acquisition, we are obligated to make additional earn out payments through 2006 and royalty payments through 2011 (“contingencies”) based on performance of the acquired business. Because additional consideration is based on the growth of sales, a reasonable estimate of the future payments to be made cannot be determined. When these contingencies are resolved and the consideration is distributable, we will record the fair value of the additional consideration as additional cost of the acquired assets.

We exercised our option to acquire Revivant Corporation (“Revivant”) on October 12, 2004. We paid $15 million in the form of cash and shares of our Common Stock as the initial merger consideration. We may also be required to make future milestone payments, estimated to be approximately $15 million, tied to the completion of certain clinical trials of the AutoPulse™ Resuscitation System through 2006. We may also make additional payments for the years 2005 through 2007 based on the growth of the AutoPulse sales. Because additional consideration is based on the growth of the AutoPulse sales, a reasonable estimate of the potential total purchase price cannot be determined. All payments will generally be a combination of cash and shares of our Common Stock.

We also have an option exercisable through October 2005 to acquire the remainder of LifeCOR’s assets. If the option is exercised, we will make earn out payments to LifeCOR’s shareholders based upon future revenue growth of the acquired business over a five-year period. Because additional consideration is based on the growth of sales over a five-year period, a reasonable estimate of the total acquisition cost cannot be determined. We are also providing a working capital line of credit to LifeCOR secured by LifeCOR’s accounts receivable and other assets, which had a principal balance as of October 3, 2004 and September 28, 2003 of $721,000 and $0, respectively.

Debt Instruments and Related Covenants

We maintain a working capital line of credit with our bank. Under this working capital line, we may borrow on a demand basis. Currently, we may borrow up to $12.0 million at an interest rate equal to the bank’s base rate. No borrowings were outstanding on this line during fiscal 2004. There are no covenants related to this line of credit.

Off-Balance Sheet Arrangements

Our only off-balance sheet arrangements consist of non-cancelable operating leases entered into in the ordinary course of business and one minimum purchase commitment contract for a critical raw material component. The table shown below in the next section titled “Contractual Obligations and Other Commercial Commitments” shows the amounts of our operating lease commitments and purchase commitments payable by year. For liquidity purposes, we choose to lease our facilities and automobiles instead of purchasing them.

Contractual Obligations and Other Commercial Commitments

The following tables set forth certain information concerning our obligations and commitments to make future payments under contracts, such as debt and lease agreements, and under contingent commitments.

	Payments Due by Period
Contractual Obligations (in $000s)	Total	Less than 1 year	1 – 3 years	4 – 5 years	After 5 years
Non-Cancelable Operating Lease Obligations	$10,468	$2,120	$3,455	$2,989	$1,904
Purchase Obligations	419	419	—	—	—

Total Contractual Obligations	$10,887	$2,539	$3,455	$2,989	$1,904

Purchase obligations include all legally binding contracts which are non-cancelable. Purchase orders or contracts for the purchase of raw materials and other goods and services are not included in the table above. Purchase orders represent authorizations to purchase rather than binding agreements. For the purposes of this table, contractual obligations for purchase of goods and services are defined as agreements that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Our purchase orders are based upon our current inventory needs and are fulfilled by our suppliers within short time periods. We also enter into contracts for outsourced services; however, the obligations under these contracts are not significant and the contracts generally contain clauses allowing for cancellation without significant penalty.

Contractual obligations that are contingent upon the achievement of certain milestones are not included in the table above. These include the milestone payments, tied to the completion of certain clinical trials of the AutoPulse™ Resuscitation System through 2006. These arrangements are not considered contractual obligations until the milestone is met. As of October 3, 2004, assuming all future milestones were met, additional required payments would be approximately $15 million in cash and ZOLL stock.

Contractual obligations that are contingent upon future performance and growth of sales are not included in the table above. These include the additional earn out payments and royalty payments for Infusion Dynamics through fiscal 2006; additional earn out payments for Revivant Corporation through fiscal 2007; and if we exercise our option, the additional earn out payments for LifeCOR through fiscal 2009. Because all of these earn out and royalty payments are based upon the growth of sales over several years, a reasonable estimate of the future payment obligations cannot be determined.

Critical Accounting Estimates

Our management strives to report our financial results in a clear and understandable manner, even though in some cases accounting and disclosure rules are complex and require us to use technical terminology. We follow accounting principles generally accepted in the United States in preparing our consolidated financial statements. These principles require us to make certain estimates of matters that are inherently uncertain and to make difficult and subjective judgments that affect our financial position and results of operations. Our most critical accounting policies include revenue recognition, and our most critical accounting estimates include accounts receivable reserves, warranty reserves, inventory reserves, and the valuation of long lived assets. Management continually reviews its accounting policies, how they are applied and how they are reported and disclosed in our financial statements. Following is a summary of our more significant accounting policies, which include revenue recognition and those that require significant estimates and judgments and uncertainties, and potentially could result in materially different results under different assumptions and conditions, and how they are applied in preparation of the financial statements.

Revenue Recognition

Revenues from sales of cardiac resuscitation devices, disposable electrodes and accessories are recognized when a signed non-cancelable purchase order exists, the product is shipped, title and risk have passed to the customer, the fee is fixed and determinable, and collection is considered probable. Circumstances which generally preclude the immediate recognition of revenue include shipping terms of FOB destination or the existence of a customer acceptance clause in a contract based upon customer inspection of the product. In these instances, revenue is deferred until adequate documentation is obtained to ensure that these criteria have been fulfilled. Similarly, revenues from the sales of our products to distributors fall under the same guidelines. For all significant orders placed by our distributors, we require an approved purchase order, we perform a credit review, and we ensure that the terms on the purchase order or contract are proper and do not include any contingencies which preclude revenue recognition. We do not offer any special right of return, stock rotation or price protection to our distributors or the end customers.

Our sales to customers often include a cardiac resuscitation device, disposable electrodes and other accessories. For the vast majority of our shipments, all deliverables are shipped together. In cases where some elements of a multiple element arrangement are not delivered as of a reporting date, we defer the fair value of the undelivered elements and only recognize the revenue related to the delivered elements in accordance with Emerging Issues Task Force (EITF) 00-21 “Revenue Arrangements with Multiple Deliverables”. Revenues are recorded net of estimated returns. Some sales to customers of our cardiac resuscitation devices may include some data collection software. The cardiac resuscitation device and software product can operate independently of each other and one does not impede the functionality of the other. In cases where both elements are included in a customer’s order but only one has been delivered by the reporting date, we defer the fair value of the undelivered element and recognize the revenue related to the delivered item.

We also license software under non-cancelable license agreements and provide services including training, installation, consulting and maintenance, which consist of product support services, periodic updates and unspecified upgrade rights (collectively, post-contract customer support (“PCS”)). Revenue from the sale of software is recognized in accordance with the American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended. License fee revenues are recognized when a non-cancelable license agreement has been signed, the software product has been delivered, there are no uncertainties surrounding product acceptance, the fees are fixed and determinable, and collection is considered probable. Revenues from maintenance agreements and upgrade rights are recognized ratably over the period of service. Revenue for services, such as software deployment, is recognized when the deployment is completed.

Our software arrangements contain multiple elements, which include software products, services and PCS. Generally, we do not sell computer hardware products with our software products. We will occasionally facilitate the hardware purchase by providing information to the customer such as where to purchase the equipment. We do not have vendor specific objective evidence of fair value for our software products. We do, however, have vendor specific objective evidence of fair value for items such as technical services, maintenance, upgrades and support for the software products based upon the price charged when such items are sold separately. Accordingly, for transactions where vendor specific objective evidence exists for undelivered elements but not for delivered elements, we use the residual method as discussed in SOP 98-9, “Modification of SOP 97-2, With Respect to Certain Transactions.” Under the residual method, the total fair value of the undelivered elements, as indicated by vendor specific objective evidence, is deferred and the difference between the total arrangement fee and the amount deferred for the undelivered elements is recognized as revenue related to the delivered elements.

We do not ship any of our software products to distributors or resellers. Our software products are sold only by our sales force directly to the end user. We may sell software to system integrators who provide complete solutions to end users on a contract basis.

Allowance for Doubtful Accounts / Sales Returns and Allowances

We maintain an allowance for doubtful accounts for estimated losses, which are included in bad debt expense, resulting from the inability of our customers to make required payments. We determine the adequacy of this allowance by regularly reviewing the aging of our accounts receivable and evaluating individual customer receivables, considering customers’ financial condition, historical experience, credit history and current economic condition. We also maintain an estimate of potential future product returns and discounts given related to trade-ins and to current period product sales. We analyze the rate of historical returns when evaluating the adequacy of the allowance for sales returns, which are included with the allowance for doubtful accounts on our balance sheet.

As of October 3, 2004 our accounts receivable balance of $51 million is reported net of allowances of $4.9 million. We believe our reported allowances at October 3, 2004 are adequate. If the financial conditions of our customers were to deteriorate, however, resulting in their inability to make payments, we may need to record additional allowances, resulting in additional expenses being recorded for the period in which such determination was made.

Warranty Reserves

Our products are sold with warranty provisions that require us to remedy deficiencies in quality or performance over a specified period of time, usually one to five years. We provide for the estimated cost of product warranties at the time product is shipped and revenue is recognized. The costs which we estimate include material, labor, and shipping. While we engage in product quality programs and processes, our warranty obligation is affected by product failure rates, material usage and service delivery costs incurred in correcting a product failure. We believe that our recorded liability of $2.7 million at October 3, 2004 is adequate to cover future costs for the servicing of our products sold through that date and under warranty. If actual product failure rates, material usage or service delivery costs differ from our estimates, revisions to the estimated warranty liability would be required.

Inventory Reserves

Significant management judgment is required to determine the reserve for obsolete or excess inventory. Inventory on hand may exceed future demand either because the product is outdated, obsolete, or because the amount on hand is in excess of future needs. We provide for the total value of inventories that we determine to be obsolete based on criteria such as customer demand and changing technologies. We estimate excess inventory amounts by reviewing quantities on hand and comparing those quantities to sales forecasts for the next 12 months; identifying historical service usage trends and matching that usage with the installed base quantities to estimate future needs. At October 3, 2004, our inventory reserves were $3.4 million, or 9.8% of our $35.1 million gross inventories.

We value our inventories at the lower of cost or market. Cost is determined by the first-in, first-out (“FIFO”) method, including material, labor and factory overhead.

Goodwill and Other Intangibles

At October 3, 2004, we had approximately $3.3 million in goodwill primarily resulting from our acquisition of Infusion Dynamics. In accordance with SFAS 142, Goodwill and Other Intangible Assets, we test our goodwill for impairment at least annually by comparing the fair value of our reporting units to the carrying value of those reporting units. Fair value is determined based on an estimate of the undiscounted future cash flows expected from the reporting units. The determination of fair value requires significant judgment on the part of management about future revenues, expenses and other assumptions that contribute to the net cash flows of the reporting units. Additionally, we periodically review our goodwill for impairment whenever events or changes in circumstances indicate that an impairment indicator has occurred.

Investments

At October 3, 2004, we had $9.9 million in investments in privately held companies focused in the medical devices industry. These investments are carried at cost. We periodically review the fair value of our investments to determine if impairment has occurred. We estimate the fair value of these investments based on an analysis of discounted cash flows. If we determine that the carrying value of an investment exceeds its fair value, we record an impairment charge to adjust the carrying value to estimated fair value, if the impairment is deemed other-than-temporary. The estimate of fair value of these investments, and the determination of whether impairment is temporary, requires that management make significant judgments that could affect the timing and amount of any impairment charge recorded.

Long Lived Assets

We periodically review the carrying amount of our long lived assets, including property and equipment, and intangible assets, to assess potential impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. The determination includes evaluation of factors such as current market value, business climate and future cash flows expected to result from the use of the related assets. Our policy is to use undiscounted cash flows in assessing potential impairment and to record an impairment loss in the period when it is determined that the carrying amount of the asset may not be recoverable. This process requires judgment on the part of management.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We have cash equivalents and marketable securities that primarily consist of money market accounts and fixed rate asset-backed corporate securities. The majority of these investments have maturities within one to five years. We believe that our exposure to interest rate risk is minimal due to the term and type of our investments and those fluctuations in interest rates would not have a material adverse effect on our results of operations.

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

We had one forward exchange contract outstanding serving as a hedge of our Euro denominated intercompany receivables in the notional amount of approximately 4.5 million Euros at October 3, 2004. The contract serves as a hedge of a substantial portion of our Euro-denominated intercompany balances and settles on January 4, 2005. The fair value of the foreign currency derivative contract outstanding at October 3, 2004 was approximately $5.6 million resulting in an unrealized loss of $51,000. A sensitivity analysis of a change in the fair value of the Euro derivative foreign exchange contract outstanding at October 3, 2004 indicates that, if the U.S. dollar weakened by 10% against the Euro, the fair value of this contract would decrease by $558,000 resulting in a total loss on the contract of $609,000. Conversely, if the U.S. dollar strengthened by 10% against the Euro, the fair value of this contract would increase by $507,000 resulting in a total gain on the contract of $456,000. Any gains and losses on the fair value of the derivative contract would be largely offset by losses and gains on the underlying transaction. These offsetting gains and losses are not reflected in the analysis above.

Intercompany Receivable Hedge

Exchange Rate Sensitivity: October 3, 2004

(Amounts in $)

	Expected Maturity Dates						Total	Unrealized Gain / (Loss)
	2005	2006	2007	2008	2009	Thereafter
Forward Exchange Agreements (Receive $/Pay Euro) Contract Amount	$5,529,000						$5,529,000	$(51,000)
Average Contract Exchange Rate	1.2287	—	—	—	—	—	1.2287	—

We had four forward exchange contracts outstanding serving as a hedge of a portion our forecasted sales to our subsidiaries in the notional amount of approximately $1.7 million at October 3, 2004. These contracts mature on January 4, 2005. The fair value of the foreign currency derivative contracts outstanding at October 3, 2004 was approximately $1.7 million. A sensitivity analysis of a change in the fair value of the derivative foreign exchange contracts outstanding at October 3, 2004 indicates that, if the U.S. dollar weakened by 10%, the fair value of these contracts would decrease by $168,000 resulting in a total loss on the contracts of $186,000. Conversely, if the U.S. dollar strengthened by 10%, the fair value of these contracts would increase by $153,000 resulting in a total gain on the contracts of $135,000. Any gains and losses on the fair value of the derivative contract would be largely offset by losses and gains on the underlying transaction. These offsetting gains and losses are not reflected in the analysis above.

Cash Flow Hedges

Exchange Rate Sensitivity: October 3, 2004

(Amounts in $)

	Expected Maturity Dates						Total	Unrealized Gain / (Loss)
	2005	2006	2007	2008	2009	Thereafter
Forward Exchange Agreements (Receive $/Pay Euro) Contract Amount	$620,000	—	—	—	—	—	$620,000	$(1,000)
Average Contract Exchange Rate	1.2398	—	—	—	—	—	1.2398	—

Forward Exchange Agreements (Receive $/Pay GBP) Contract Amount	$713,000	—	—	—	—	—	$713,000	$(6,000)

Average Contract Exchange Rate	1.7831	—	—	—	—	—	1.7831	—

Forward Exchange Agreements (Receive $/Pay AUD) Contract Amount	$142,000	—	—	—	—	—	$142,000	$(3,000)

Average Contract Exchange Rate	0.7118	—	—	—	—	—	0.7118	—

Forward Exchange Agreements (Receive $/Pay CAD) Contract Amount	$190,000	—	—	—	—	—	$190,000	$(8,000)

Average Contract Exchange Rate	0.7593	—	—	—	—	—	0.7593	—

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders of ZOLL Medical Corporation

We have audited the accompanying consolidated balance sheets of ZOLL Medical Corporation as of October 3, 2004 and September 28, 2003, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended October 3, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ZOLL Medical Corporation at October 3, 2004 and September 28, 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended October 3, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/    ERNST & YOUNG LLP

November 8, 2004

Boston, Massachusetts

ZOLL Medical Corporation

Consolidated Balance Sheets

(000’s omitted, except per share amounts)	Oct. 3, 2004	Sept. 28, 2003
Assets
Current assets:
Cash and cash equivalents	$40,685	$40,780
Marketable securities	18,325	19,992
Accounts receivable, less allowances of $4,855 and $4,689 at October 3, 2004 and September 28, 2003, respectively	51,038	47,906

Inventories:
Raw materials	12,284	13,662
Work-in-process	4,379	4,712
Finished goods	15,039	16,014

	31,702	34,388
Prepaid expenses and other current assets	7,273	5,042

Total current assets	149,023	148,108

Property and equipment at cost:
Land and buildings	1,136	3,527
Machinery and equipment	39,949	34,512
Construction in progress	3,834	1,147
Tooling	8,155	7,678
Furniture and fixtures	2,796	2,173
Leasehold improvements	4,417	3,789

	60,287	52,826

Less accumulated depreciation	36,066	29,780

Net property and equipment	24,221	23,046

Investments	9,858	12,804
Notes receivable	7,129	5,805
Goodwill	3,281	361
Intangibles and other assets	13,680	1,972

	$207,192	$192,096

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$12,321	$12,204
Accrued expenses and other liabilities	21,917	22,399

Total current liabilities	34,238	34,603

Deferred income taxes	2,008	1,502
Commitments and contingencies (Note I)

Stockholders’ equity:
Preferred stock, $0.01 par value, authorized 1,000 shares, none issued or outstanding
Common stock, $0.02 par value, authorized 19,000 shares, 9,309 and 9,063 issued and outstanding at October 3, 2004 and September 28, 2003, respectively	186	181
Capital in excess of par value	105,916	99,714
Accumulated other comprehensive loss	(2,018)	(1,810)
Retained earnings	66,862	57,906

Total stockholders’ equity	170,946	155,991

	$207,192	$192,096

See accompanying notes.

ZOLL Medical Corporation

Consolidated Income Statements

	YEAR ENDED
(000’s omitted, except per share data)	Oct. 3, 2004	Sept. 28, 2003	Sept. 29, 2002
Net sales	$211,785	$184,603	$150,227
Cost of goods sold	92,545	81,477	65,274

Gross profit	119,240	103,126	84,953
Expenses:
Selling and marketing	74,946	59,461	48,645
General and administrative	14,504	12,404	11,193
Research and development	18,376	14,115	11,536

Total expenses	107,826	85,980	71,374

Income from operations	11,414	17,146	13,579
Investment and other income	1,323	2,033	1,595

Income before income taxes	12,737	19,179	15,174
Provision for income taxes	3,781	6,329	4,944

Net income	$8,956	$12,850	$10,230

Basic earnings per common share	$0.97	$1.42	$1.15
Weighted average common shares outstanding	9,191	9,030	8,919

Diluted earnings per common and common equivalent share	$0.96	$1.40	$1.12
Weighted average common and common equivalent shares outstanding	9,304	9,204	9,158

See accompanying notes.

ZOLL Medical Corporation

Statements of Stockholders’ Equity and Comprehensive Income

(000’s omitted)	Common Shares	Amount	Capital in Excess of Par Value	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
Balance at September 30, 2001	8,884	$178	$96,414	$19	$34,826	$131,437

Exercise of stock options	58	1	608			609
Tax benefit realized upon exercise of stock options			490			490
Comprehensive income:
Net income					10,230	10,230
Unrealized loss on available-for-sale securities				(151)		(151)
Cumulative foreign currency translation adjustment				(703)		(703)

Total comprehensive income						9,376

Balance at September 29, 2002	8,942	179	97,512	(835)	45,056	141,912

Exercise of stock options	121	2	1,155			1,157
Tax benefit realized upon exercise of stock options			1,047			1,047
Comprehensive income:
Net income					12,850	12,850
Unrealized loss on available-for-sale securities				(43)		(43)
Cumulative foreign currency translation adjustment				(932)		(932)

Total comprehensive income						11,875

Balance at September 28, 2003	9,063	181	99,714	(1,810)	57,906	155,991

Exercise of stock options	245	5	5,109			5,114
Tax benefit realized upon exercise of stock options			1,093			1,093
Comprehensive income:
Net income					8,956	8,956
Unrealized loss on available-for-sale securities				(98)		(98)
Unrealized loss on derivatives				(18)		(18)
Cumulative foreign currency translation adjustment				(92)		(92)

Total comprehensive income						8,748

Balance at October 3, 2004	9,308	$186	$105,916	$(2,018)	$66,862	$170,946

See accompanying notes.

ZOLL Medical Corporation

Consolidated Statements of Cash Flows

	YEAR ENDED
(000’s omitted)	Oct. 3, 2004	Sept. 28, 2003	Sept. 29, 2002
Operating Activities:

Net income	$8,956	$12,850	$10,230

Charges not affecting cash:
Depreciation and amortization	9,320	7,881	6,758
Tax benefit from the exercise of stock options	1,093	1,047	490
Accounts receivable allowances	1,181	1,227	682
Inventory reserve	1,056	453	341
Net realized gains on sale of marketable securities	161	(95)	(227)
Unrealized loss from hedging activities	84	—	—
Provision for warranty expense	1,315	961	665
Loss on disposal of building	201	—	—
Deferred income taxes	(919)	(751)	128

Changes in current assets and liabilities, net of effect of acquisitions:
Accounts receivable	(2,472)	(5,148)	(6,051)
Inventories	1,426	(6,853)	(9,113)
Prepaid expenses and other current assets	(1,316)	(686)	(583)
Accounts payable and accrued expenses	(5,166)	9,089	8,549

Net cash provided by operating activities	14,920	19,975	11,869

Investing Activities:
Additions to property and equipment	(11,704)	(10,879)	(8,321)
Disposals of property and equipment	2,028	—	—
Purchases of marketable securities	(9,000)	(25,382)	(17,653)
Proceeds from sales and maturities of marketable securities	10,074	15,390	23,458
Equity investments in private companies	—	(10,804)	—
Equity investment in Revinant Corporation	(567)	—	—
Acquisition of Infusion Dynamics	(6,924)	—	—
Acquisition of LifeCOR technology	(4,221)
Amounts advanced to LifeCOR under a line of credit	(721)	—	—
Issuance of note receivable to Revivant Corp.	—	(5,000)	—
Other assets, net	604	65	311

Net cash used in investing activities	(20,431)	(36,610)	(2,205)

Financing Activities:
Exercise of stock options	5,114	1,157	609

Net cash provided by financing activities	5,114	1,157	609

Effect of exchange rates on cash and cash equivalents	302	600	82

Net (decrease) increase in cash and cash equivalents	(95)	(14,878)	10,355
Cash and cash equivalents at beginning of year	40,780	55,658	45,303

Cash and cash equivalents at end of year	$40,685	$40,780	$55,658

Supplemental disclosures of cash flow information:

Cash paid during the year:
Income taxes	$6,180	$5,026	$3,816

See accompanying notes.

ZOLL Medical Corporation

Notes to Consolidated Financial Statements

Note A-Significant Accounting Policies

Description of Business: ZOLL Medical Corporation (“the Company”) designs, manufactures, markets and/or sells non-invasive resuscitation devices and related software solutions. The Company’s products include pacing and defibrillation devices, circulatory assist devices and a fluid resuscitation device. These devices help healthcare professionals, emergency medical service providers, and first responders diagnose and treat victims of trauma, as well as sudden cardiac arrest. Additionally, through its subsidiary ZOLL Data Systems, ZOLL designs and markets software that automates the collection and management of both clinical and non-clinical data.

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

Marketable Securities: The Company accounts for marketable securities in accordance with Statement of Financial Accounting Standards No. 115 “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”). SFAS 115 establishes the accounting and reporting requirements for all debt securities and for investments in equity securities that have readily determinable fair values. All marketable securities must be classified as one of the following: held-to-maturity, available-for-sale, or trading. The Company classifies its marketable securities as available-for-sale and, as such, carries the investments at fair value, with unrealized holding gains and losses reported in stockholders’ equity as a separate component of accumulated other comprehensive income (loss). The cost of securities sold is determined based on the specific identification method. Realized gains and losses, and declines in value judged to be other than temporary, are included in investment income.

Concentration of Risk: The Company sells its products primarily to hospitals, emergency care providers, the U.S. military and university teaching hospitals. Collateral is generally not required. With the introduction of the AED Plus product, the Company has established distribution agreements with approximately 180 distributors to distribute this product. The Company performs periodic credit evaluations of its customers’ financial condition. Total sales to various branches of the United States military were approximately $30 million in 2004, $15 million in 2003, and $4 million in 2002. No single customer accounted for more than 10% of the Company’s total net sales or accounts receivable.

In addition, the Company sells its products to the international market to both end users and distributors. Although the Company does not foresee a credit risk associated with international receivables to either end users or distributors, repayment is dependent upon the financial stability of the customers to which it sells. In order to mitigate the risk of loss in geographical areas with historical credit risks, in some cases the Company requires letters of credit from its foreign customers. Foreign sales accounted for 24%, 26% and 26% of the Company’s net sales in 2004, 2003 and 2002, respectively. The percent of foreign sales to distributors was approximately 37% in 2004, 49% in 2003, and 48% in 2002. No single distributor or end-user customer accounts for a significant portion of the Company’s international sales or accounts receivable. No individual foreign country represented a significant portion of the Company’s sales or accounts receivable.

The Company maintains reserves for potential trade receivable credit losses, and such losses historically have been within management’s expectations. These reserves are charged to bad debt expense when established.

ZOLL Medical Corporation

Notes to Consolidated Financial Statements—(Continued)

Specifically identified reserves are charged to selling and marketing expenses. Provisions for general reserves are charged to general and administrative expenses. The Company determines the adequacy of this allowance by regularly reviewing the aging of its accounts receivable and evaluating individual customer receivables, considering customers’ financial condition, historical experience, credit history and current economic condition.

Financial Instruments: Management estimates the fair value of the Company’s financial instruments, which include cash and cash equivalents, marketable securities, accounts receivable, and accounts payable based on assumptions concerning the amount and timing of estimated future cash flows and assumed discount rates reflecting varying degrees of perceived risk. The carrying value of these financial instruments approximated their fair value at October 3, 2004 and September 28, 2003, respectively, due to the short-term nature of these instruments.

The Company utilizes foreign currency forward contracts to reduce its exposure to foreign currency risk due to fluctuations in exchange rates underlying the value of intercompany accounts receivable denominated in foreign currencies and forecasted foreign currency denominated sales to subsidiaries. The Company accounts for all derivative financial instruments (foreign currency forward contracts) in accordance with SFAS 133 “Accounting for Derivative Instruments and Hedging Activities”. Changes in the fair value of derivative instruments are recorded in earnings unless hedge accounting criteria are met. For derivative instruments designated as fair value hedges, the changes in fair value of both the derivative instrument and the hedged item are recorded in earnings. For derivative instruments designed as cash flow and net investment hedges, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income (“OCI”), and the ineffective portions are recognized in earnings.

Inventories: Inventories, principally purchased parts, are valued at the lower of first-in, first-out (“FIFO”) cost or market. Market is determined by the replacement value for raw materials and net realizable value, after allowance for estimated costs of completion and disposal, for work-in-process and finished goods. The Company provides a reserve for the total value of inventories that it determines to be excess or obsolete based on criteria such as customer demand, changing technologies and forecasted usage. At October 3, 2004 and September 28, 2003, our inventory reserves were $3.4 million, or 9.7% of our $35.1 million gross inventories, and $2.4 million, or 6.5% of our $36.8 million gross inventories, respectively.

Intangible Assets: Patents are stated at cost and amortized using the straight-line method over five years. Prepaid license fees are amortized over the term of the related contract, once commercialization of the related product begins.

In accordance with SFAS 142, Goodwill and Other Intangible Assets, the Company tests its goodwill for impairment at least annually by comparing the fair value of the reporting units to the carrying value of those reporting units. Fair value is determined based on an estimate of the discounted future cash flows expected from the reporting units. The determination of fair value requires significant judgment on the part of management about future revenues, expenses and other assumptions that contribute to the net cash flows of the reporting units. Additionally, the Company periodically reviews its goodwill for impairment whenever events or changes in circumstances indicate that an impairment indicator has occurred.

Property and Equipment: Property and equipment are stated at cost. In general, depreciation is computed on a straight-line basis over the estimated economic useful lives of the assets (forty years for buildings, three to ten years for machinery and equipment and five years for tooling, furniture, fixtures, and software). Leasehold improvements are amortized over the shorter of the useful life or the life of the related lease. Depreciation expense totaled $8,617,000, $7,570,000 and $6,485,000 in fiscal 2004, 2003, and 2002, respectively. Repair and maintenance costs are expensed as incurred.

ZOLL Medical Corporation

Notes to Consolidated Financial Statements—(Continued)

On July 30, 2004, the Company completed the sale of its building in Boulder, Colorado where the data management software office was located. The building was acquired as part of the Company’s acquisition of ZOLL Data Systems, Inc. (formerly Pinpoint Technologies, Inc.). In conjunction with its need for additional space, ZOLL Data Systems was not in the business of owning real estate and, therefore, decided to sell the building. The building was sold for approximately $2.2 million. The carrying value of the building was approximately $2.2 million. The Company recognized approximately $201,000 loss, net of selling costs, and is included in general and administrative expenses in the consolidated statement of income.

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

Investments: Investments in those entities where the Company owns less than twenty percent of the voting stock of the individual entity and does not exercise significant influence over operating and financial policies of the entity are accounted for using the cost method. Investments in those entities where the Company owns less than twenty percent of the voting stock of the individual entity and does exercise significant influence over operating and financial policies of the entity are accounted for using the equity method. As of October 3, 2004 and September 28, 2003, the Company’s investments were in companies that are not publicly traded, and, therefore, no established market for their securities exists. The Company has a policy in place to review the fair value of its investments on a regular basis to evaluate the carrying value of the investments in these companies. If the Company believes that the carrying value of an investment is in excess of estimated fair value, it is the Company’s policy to record an impairment charge to adjust the carrying value to estimated fair value, if the impairment is deemed other-than-temporary.

As of October 3, 2004 and September 28, 2003, the Company had investments of $9.9 million and $12.8 million, respectively.

Revenue Recognition: Revenues from sales of cardiac resuscitation devices, disposable electrodes and accessories are recognized when a signed non-cancelable purchase order exists, the product is shipped, title and risk have passed to the customer, the fee is fixed and determinable, and collection is considered probable. Circumstances which generally preclude the immediate recognition of revenue include shipping terms of FOB destination or the existence of a customer acceptance clause in a contract based upon customer inspection of the product. In these instances, revenue is deferred until adequate documentation is obtained to ensure that these criteria have been fulfilled. Similarly, revenues from the sales of products to distributors fall under the same guidelines. For all significant orders placed by distributors, the Company requires an approved purchase order, it performs a credit review, and it ensures that the terms on the purchase order or contract are proper and do not include any contingencies which preclude revenue recognition. The Company does not offer any special right of return, stock rotation or price protection to its distributors or the end customers.

ZOLL Medical Corporation

Notes to Consolidated Financial Statements—(Continued)

Sales to customers often include a cardiac resuscitation device, disposable electrodes and other accessories. For the vast majority of shipments, all deliverables are shipped together. In cases where some elements of a multiple element arrangement are not delivered as of a reporting date, the Company defers the fair value of the undelivered elements and only recognizes the revenue related to the delivered elements in accordance with Emerging Issues Task Force (EITF) 00-21 “Revenue Arrangements with Multiple Deliverables”. Revenues are recorded net of estimated returns. Some sales to customers of cardiac resuscitation devices may include some data collection software. The cardiac resuscitation device and software product can operate independently of each other and one does not impede the functionality of the other. In cases where both elements are included in a customer’s order but only one has been delivered by the reporting date, the Company defers the fair value of the undelivered element and recognizes the revenue related to the delivered item.

The Company also licenses software under non-cancelable license agreements and provides services including training, installation, consulting and maintenance, which consist of product support services, periodic updates and unspecified upgrade rights (collectively, post-contract customer support (“PCS”)). Revenue from the sale of software is recognized in accordance with the American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended. License fee revenues are recognized when a non-cancelable license agreement has been signed, the software product has been shipped, there are no uncertainties surrounding product acceptance, the fees are fixed and determinable, and collection is considered probable. Revenues from maintenance agreements and upgrade rights are recognized ratably over the period of service. Revenue for services, such as software deployment, is recognized when the deployment is completed.

The Company’s software arrangements contain multiple elements, which include software products, services and PCS. Generally, the Company does not sell computer hardware products with its software products. The Company will occasionally facilitate the hardware purchase by providing information to the customer such as where to purchase the equipment. The Company does not have vendor specific objective evidence of fair value for its software products. The Company does, however, have vendor specific objective evidence of fair value for items such as technical services, maintenance, upgrades and support for the software products based upon the price charged when such items are sold separately. Accordingly, for transactions where vendor specific objective evidence exists for undelivered elements but not for delivered elements, the residual method is used as discussed in SOP 98-9, “Modification of SOP 97-2, With Respect to Certain Transactions.” Under the residual method, the total fair value of the undelivered elements, as indicated by vendor specific objective evidence, is deferred and the difference between the total arrangement fee and the amount deferred for the undelivered elements is recognized as revenue related to the delivered elements.

The Company does not ship any of its software products to distributors or resellers. Software products are sold only by its sales force directly to the end user. The Company may sell software to system integrators who provide complete solutions to end users on a contract basis.

Advertising Costs: Advertising costs are expensed as incurred and totaled $2,127,000, $1,805,000 and $1,457,000 in 2004, 2003 and 2002 respectively.

Shipping & Handling Costs: Shipping and handling costs are recorded in Costs of Goods Sold and totaled $3,453,000, $2,675,000 and $2,216,000 in 2004, 2003 and 2002, respectively.

Product Warranty: Expected future product warranty costs, included in accrued expenses and other liabilities, are recognized at the time of sale for all products covered under warranty. Warranty periods range from one to five years. The Company estimates its warranty reserve requirement based upon the number of units remaining under warranty and the historical per unit repair costs and return rates, and specific known warranty issues.

ZOLL Medical Corporation

Notes to Consolidated Financial Statements—(Continued)

Product warranty activity for the twelve months ended October 3, 2004 is as follows:

(000’s omitted)	Balance at September 28, 2003	Accruals for Warranties Issued During the Period	Decrease to Preexisting Warranties	Balance at October 3, 2004
	$2,109	$1,315	$745	$2,679

Foreign Currency: During fiscal 2002, the Company changed the functional currency for the majority of its foreign subsidiaries from the U.S. Dollar to the local currency. This change stems from a majority of the foreign subsidiary cash flows now being denominated in the local currency. For fiscal 2002, the year in which this change was implemented, approximately $700,000 of foreign currency exchange losses generated from the financial statement translation was included in the other comprehensive income section of stockholders’ equity. The functional currency for each of the Company’s subsidiaries is each country’s local currency. All assets and liabilities are translated into U.S. dollar equivalents at the exchange rate in effect on the balance sheet date. Revenues and expenses are translated at the average exchange rates for the year. Translation gains or losses are recorded in stockholders’ equity as an element of accumulated other comprehensive income. The Company also incurs transactional gains and losses resulting from transactions denominated in foreign currencies and the translation of intercompany balances. Such items are recorded as other income in the consolidated income statement and totaled $329,000, $932,000 and ($171,000) in 2004, 2003 and 2002, respectively.

Stock-Based Compensation: The Company has adopted the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standard (“SFAS”) No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of SFAS No. 123”, which amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) provides a fair value-based model of accounting for stock options and awards. As permitted by SFAS 123, the Company measures compensation expense for its stock-based compensation plans using the intrinsic method prescribed by Accounting Principles Board No. 25, “Accounting for Stock Issued to Employees.” Under the intrinsic value method, compensation expense is measured as the difference, if any, between the exercise price of the stock option or award and the fair value of the Company’s common stock on the date of the grant. In accordance with SFAS 123, the Company has provided the pro forma disclosures of the effect on net income and earnings per share as if SFAS 123 had been applied in measuring compensation expense for all periods presented using a fair value model. Stock options and awards issued to non-employees are accounted for based on fair value.

No stock-based employee compensation cost is reflected in net income, as all options granted under the Company’s stock compensation plans had an exercise price equal to the market value of the underlying common stock on the grant date. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value model of SFAS 123, to the stock-based employee compensation. The estimated fair value of each option is calculated using the Black-Scholes option-pricing model:

(000’s omitted, except per share data)	2004	2003	2002
Net income-as reported	$8,956	$12,850	$10,230
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(2,637)	(2,938)	(2,434)

Net income-pro forma	$6,319	$9,912	$7,796

Earnings per share:
Basic – as reported	$0.97	$1.42	$1.15

Basic – pro forma	$0.69	$1.10	$0.87

Diluted – as reported	$0.96	$1.40	$1.12

Diluted – pro forma	$0.69	$1.08	$0.85

ZOLL Medical Corporation

Notes to Consolidated Financial Statements—(Continued)

The above pro forma amounts may not be representative of the effects on reported net income for future years. The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2004, 2003 and 2002:

	2004	2003	2002
Dividend yield	0%	0%	0%
Expected volatility	66.4%	71.8%	74.1%
Risk-free interest rate	3.43%	3.69%	4.19%
Expected lives	5 years	5 years	5 years

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

(000’s omitted)	2004	2003	2002
Average shares outstanding for basic earnings per share	9,191	9,030	8,919
Dilutive effect of stock options	113	174	239

Average shares outstanding for diluted earnings per share	9,304	9,204	9,158

Average shares outstanding for diluted earnings per share does not include 543,247, 449,683 and 337,239 common equivalent shares for fiscal years 2004, 2003 and 2002, respectively, as their effect would have been antidilutive.

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

(000’s omitted)	2004	2003
Unrealized loss on available-for-sales securities, net of tax	$(109)	$(11)
Unrealized loss on derivatives, net of tax	(18)	—
Cumulative foreign currency translation	(1,891)	(1,799)

Accumulated other comprehensive loss	$(2,018)	$(1,810)

Recent Accounting Pronouncements: In December 2003, the Securities and Exchange Commission released Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition, which supersedes SAB 101, Revenue Recognition in Financial Statements. SAB 104 clarifies existing guidance regarding revenue contracts that contain multiple deliverables to make it consistent with Emerging Issues Task Force (EITF) No. 00-21. The adoption of SAB 104 did not have a material impact on the Company’s results of operations or financial position.

ZOLL Medical Corporation

Notes to Consolidated Financial Statements—(Continued)

In December 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. (FIN) 46R, a revision to FIN 46, Consolidation of Variable Interest Entities. FIN 46R clarifies some of the provisions of FIN 46 and exempts certain entities from its requirements. FIN 46R is effective at the end of the first interim period ending after March 15, 2004. The adoption of FIN 46R did not have a material impact on the Company’s results of operations or financial position.

In March 2004, the FASB issued EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. EITF 03-1 includes new guidance for evaluating and recording impairment losses on debt and equity investments, as well as new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB issued Staff Position EITF 03-1-1, which delays the effective date until additional guidance is issued for the application of the recognition and measurement provisions of EITF 03-1 to investments in securities that are impaired; however, the disclosure requirements are effective for annual periods ending after June 15, 2004. Although the Company will continue to evaluate the application of EITF 03-1, management does not currently believe adoption will have a material impact on its results of operations or financial position

In October 2004, the FASB concluded that the proposed Statement 123R, Share-Based Payment, which would require all companies to measure compensation cost for all share-based payments, including employee stock options, at fair value, would be effective for public companies (except small business issuers as defined in SEC Regulation S-B) for interim or annual periods beginning after June 15, 2005. The FASB has tentatively concluded that companies could adopt the new standard using either the “modified prospective transition method” or the “modified retrospective transition method.” Under the modified prospective transition method, a company would recognize share-based employee compensation cost from the beginning of the fiscal period in which the recognition provisions are first applied as if the fair-value-based accounting method had been used to account for all employee awards granted, modified, or settled after the effective date and to any awards that were not fully vested as of the effective date. Measurement and attribution of compensation cost for awards that are not vested as of the effective date of the proposed Statement would be based on the same estimate of the grant-date fair value and the same attribution method used previously under Statement 123 (either for recognition or pro forma purposes). Under the modified retrospective transition method, a company would recognize employee compensation cost for periods presented prior to the adoption of Statement 123R in accordance with the original provisions of Statement 123; that is, an entity would recognize employee compensation cost in the amounts reported in the pro forma disclosures provided in accordance with Statement 123. A company would not be permitted to make any changes to those amounts upon adoption of the proposed Statement unless those changes represent a correction of an error (and are disclosed accordingly). For periods after the date of adoption of Statement 123R, the modified prospective transition method described above would be applied. The Company is in the process of determining the impact of this statement on its consolidated financial statements.

Note B-Marketable Securities

Investments in marketable securities and debt securities are classified as available-for-sale at October 3, 2004, and September 28, 2003. Available-for-sale securities consist of corporate obligations of $18.3 million and $20.0 million as of October 3, 2004 and September 28, 2003, respectively.

The securities are carried at fair value, with unrealized gains and losses reported in stockholders’ equity as a separate component of accumulated other comprehensive income. At October 3, 2004 and September 28, 2003, the investment portfolio had gross unrealized losses of $109,000 and $12,000, respectively. Net loss reclassified from accumulated other comprehensive income to earnings was approximately $48,000 in 2004, $27,000 in 2003 and $0 in 2002. The Company realized losses of $161,000 on sales of available-for-sale securities in 2004, gains of $127,000 and losses of $32,000 in 2003, and gains of $227,000 in 2002. The market value of investments maturing between one and five years is $9.3 million, and of ten years and greater is $9.0 million.

ZOLL Medical Corporation

Notes to Consolidated Financial Statements—(Continued)

Note C-Investments

As of September 28, 2003, the Company held a $3.5 million investment in the common stock of LifeCOR, Inc. (“LifeCOR”) (or approximately 5% of LifeCOR’s outstanding common stock), a privately owned medical equipment company that designs, manufactures and markets a wearable external defibrillator system. During fiscal 2003, the Company entered into an agreement to distribute LifeCOR’s products in the North American Hospital market, and also entered into a patent cross-licensing agreement. In March 2004, the Company entered into a license agreement with LifeCOR for exclusive marketing and distribution rights to LifeCOR’s technology for in-hospital use and an option to purchase the remainder of LifeCOR’s assets. In consideration for the rights, the Company paid $5 million in cash and returned the $3.5 million equity investment previously maintained in LifeCOR. See Note D-Acquisitions for further discussion of the LifeCOR transaction.

In January 2003, the Company invested $1.3 million in the common stock of Advanced Circulatory Systems, Inc. (formerly ResQSystems, Inc.), a development stage medical device corporation. The Company’s investment in Advanced Circulatory Systems, Inc. (“ACSI”) represented approximately 6.8% of ACSI’s outstanding common stock as of October 3, 2004.

In August 2003, the Company invested a total of $12 million in Revivant Corporation (“Revivant”), a private medical device corporation. Of the $12 million invested, $7 million was invested in the preferred stock of Revivant and $5 million represented debt financing (“Note”). The Company’s ownership percentage in Revivant approximates 15% and includes an option to acquire the remaining outstanding shares of Revivant at any time through October 4, 2004. The terms of the Note require quarterly interest payments with an interest rate of 10% per year maturing on June 30, 2007. On October 4, 2004, the Company announced that it was exercising its option to acquire Revivant which is discussed further in Note P – Subsequent Event.

The Company accounts for these investments at cost, which approximates market.

The Company does not have any joint ventures.

Note D-Acquisitions

In March 2004, the Company entered into an exclusive license agreement with LifeCOR, Inc. (“LifeCOR”). LifeCOR is a privately owned medical equipment company that designs, manufactures and markets a wearable external defibrillator system. The agreement represents another move to broaden the Company’s product offerings in the resuscitation arena. The Company believes the wearable defibrillator has the potential to become an integral part of the Chain of Survival by providing both the patient and staff the benefit of unhindered patient mobility. The licensed technology includes LifeCOR’s Life•Padz System, which is a next-generation in-hospital wearable cardioverter defibrillator which received clearance from the U.S. Food and Drug Administration (FDA) in May 2004. Under this license agreement, the Company acquired exclusive marketing and distribution rights to LifeCOR’s technology for in-hospital use in exchange for $5 million in cash and the return of the $3.5 million equity investment that the Company previously maintained in LifeCOR. The Company is also providing a working capital line of credit secured by LifeCOR’s accounts receivable and other assets. No voting interest was acquired in the agreement. In addition, the Company has obtained an option, exercisable through October 2005, to purchase the remainder of LifeCOR’s assets. If the option is exercised, the Company will assume LifeCOR’s debt, estimated to be $6.5 million, and will make earn out payments to LifeCOR’s shareholders based upon future revenue growth of the acquired business over a five-year period. Because future payments are based on the growth of sales over a five-year period, a reasonable estimate of the total acquisition cost cannot be determined.

Of the $8.5 million total value of the LifeCOR transaction, $7.2 million was assigned to license fees with a useful life of 25 years, and $1.3 million to the purchase option.

ZOLL Medical Corporation

Notes to Consolidated Financial Statements—(Continued)

In March 2004, the Company acquired substantially all the assets of Infusion Dynamics, Inc. (“Infusion”). Infusion is a privately owned medical equipment company that manufactures a fluid resuscitation product called the Power Infuser®. The Power Infuser is a small, lightweight, easy-to-use device, which provides highly controlled, rapid delivery of intravenous (IV) fluids to trauma victims. The addition of fluid resuscitation capability fits within the Company’s strategic vision of providing resuscitation technologies that move the Company beyond the defibrillation shock. The product will fit within the existing distribution networks to customers. No voting interest was acquired in the acquisition. Under the terms of the acquisition, the Company paid approximately $6.4 million in cash, assumed liabilities of approximately $200,000, and is obligated to make additional earn out and royalty payments (“contingencies”) over the next several years based on performance of the business. Since potential future payments are based on the growth of sales, a reasonable estimate of the total purchase price cannot be determined. When these contingencies are resolved and the consideration is distributable, the Company will record the fair value of the additional consideration as additional cost of the acquired assets. Beginning March 1, 2004, the results of operations of Infusion are included in the consolidated income statement of the Company.

The following is a summary of the Company’s estimate of the fair values of the assets acquired and liabilities assumed at the date of the acquisition.

(000’s omitted)
Assets:
Current assets	$680
Property and equipment	131
Goodwill	2,533
Intangible assets subject to amortization (estimated 10 year weighted-average useful life):	3,403

Total assets acquired	$6,747

Liabilities:
Current liabilities	$195

Total liabilities assumed	195

Net assets acquired	$6,552

The $2.5 million of goodwill will be assigned to our only reportable segment which is the design, manufacture and marketing of an integrated line of proprietary non-invasive resuscitation devices, and systems used for the treatment of victims of trauma, including sudden cardiac arrest. All of the goodwill is expected to be deductible for income tax purposes. The intangibles acquired included $3.3 million for patents and $100,000 for backlog. The backlog has been expensed in fiscal 2004. The patents will be amortized over 10 years.

Supplemental Pro Forma Information—Unaudited

The unaudited pro forma combined condensed statements of income for the year ended October 3, 2004 gives effect to the acquisition of Infusion as if the acquisition had occurred at September 30, 2002 after giving effect to certain adjustments, including amortization of the intangibles subject to amortization and related income taxes.

The unaudited proforma combined condensed statements of income are not necessarily indicative of the financial results that would have occurred if the Infusion acquisition had been consummated on September 30, 2002, nor are they necessarily indicative of the financial results which may be attained in the future.

ZOLL Medical Corporation

Notes to Consolidated Financial Statements—(Continued)

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

	Twelve Months Ended Unaudited
(000’s omitted, except per share data)	Oct. 3, 2004	Sept. 28, 2003
Net sales	$215,288	$191,512
Net income	$9,873	$14,691
Net income per common share
Basic	$1.07	$1.63
Diluted	$1.06	$1.60

Note E-Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of:

(000’s omitted)	Oct. 3, 2004	Sept. 28, 2003
Deferred income taxes-Note I	$4,576	$3,151
Other	2,697	1,891

Total prepaid expenses and other current assets	$7,273	$5,042

Note F-Intangibles and Other Assets

Intangibles and other assets consist of:

		Oct. 3, 2004		Sept. 28, 2003
(000’s omitted)	Weighted Average Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Prepaid license fees	21 years	$9,413	$1,158	$1,664	$687
Patents	9 years	4,583	665	576	53
Other assets	—	2,937	1,430	1,706	1,234

		$16,933	$3,253	$3,946	$1,974

Total amortization expense for the fiscal years ended October 3, 2004 was approximately $660,000 as compared to approximately $311,000 and approximately $273,000 for the years ended September 28, 2003 and September 29, 2002, respectively.

The following table provides estimated amortization expense for each of the five succeeding fiscal years based upon the Company’s intangible asset portfolio at October 3, 2004.

Fiscal Year	Estimated Amortization Expense (000’s omitted)
2005	$1,222
2006	1,135
2007	1,053
2008	883
2009	811
Thereafter	8,576

$13,680

ZOLL Medical Corporation

Notes to Consolidated Financial Statements—(Continued)

Note G-Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consist of:

(000’s omitted)	Oct. 3, 2004	Sept. 28, 2003
Accrued salaries and wages and related expenses	$6,388	$7,477
Accrued warranty expense	2,679	2,109
Deferred revenue	2,648	1,864
Deferred lease incentives	3,204	2,789
Accrued corporate income taxes	1,503	2,277
Other accrued expenses	5,495	5,883

Total accrued expenses and other liabilities	$21,917	$22,399

Note H-Line of Credit

The Company maintains an unsecured working capital line of credit with its bank with borrowing capacity up to $12 million. This line of credit bears interest at the bank’s base rate (4.75% at October 3, 2004). The full amount of the line was available to the Company at October 3, 2004. There are no covenants related to this line of credit.

Note I-Income Taxes

The provision for income taxes consists of the following:

(000’s omitted)	2004	2003	2002
Federal:
Current	$3,634	$4,435	$3,717
Deferred	(817)	(595)	(15)

	2,817	3,840	3,702
State:
Current	690	909	680
Deferred	(83)	(77)	(113)

	607	832	567
Foreign:
Current	357	1,657	675
Deferred	—	—	—

	357	1,657	675

	$3,781	$6,329	$4,944

The following table allocates income before taxes between domestic and foreign jurisdictions:

(000’s omitted)	2004	2003	2002
Domestic	$11,895	$13,557	$13,965
Foreign	842	5,622	1,209

	$12,737	$19,179	$15,174

ZOLL Medical Corporation

Notes to Consolidated Financial Statements—(Continued)

The income tax provision differed from the statutory federal income tax provision as follows:

(000’s omitted)	2004	2003	2002
Income taxes at statutory rate	$4,458	$6,713	$5,327
Tax credits, federal and state	(393)	(533)	(606)
State income taxes, net of federal benefit	414	541	369
Unbenefited foreign loss	(124)	(125)	155
Foreign income taxes at different rates	(197)	(109)	—
Permanent differences	(72)	32	19
Other	(305)	(190)	(320)

	$3,781	$6,329	$4,944

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

(000’s omitted)	Oct. 3, 2004	Sept. 28, 2003
Deferred tax assets:
Accounts receivable and inventory	$1,887	$1,378
Product warranty accruals	1,256	1,004
Research and development benefits	437	199
Other liabilities	1,888	1,451

Total deferred tax assets	5,468	4,032
Deferred tax liabilities:
Accelerated tax depreciation	2,580	2,063
Prepaid expenses	320	320

Total deferred tax liabilities	2,900	2,383

Net deferred tax asset	$2,568	$1,649

Note J-Commitments and Contingencies

In the course of normal operations, the Company is involved in litigation arising from commercial disputes, claims from former employees and product liability claims, none of which management believes will have a material effect on the Company’s consolidated financial position or results of operations.

On November 25, 2002, the Company announced a settlement of a patent infringement lawsuit initiated in March 2002 by Cardiac Science, Inc. The settlement includes the cross-licensing of a number of patents between the Company and Cardiac Science, Inc. The Company paid an initial licensing fee and will pay certain ongoing royalties to Cardiac Science, Inc. The settlement did not have a material impact on our consolidated financial position and results of operations.

The Company leases certain office and manufacturing space under operating leases. The Company’s office leases are subject to adjustments based on actual floor space occupied. The leases also require payment of real estate taxes and operating costs. In addition to the office leases, the Company leases automobiles for business use

ZOLL Medical Corporation

Notes to Consolidated Financial Statements—(Continued)

by a portion of the sales force. Listed below are the future minimum rental payments required under operating leases with non-cancelable terms in excess of one year at October 3, 2004.

(000’s omitted)
2005	$2,120
2006	1,851
2007	1,604
2008	1,510
2009	1,479
Thereafter	1,904

$10,468

Total rental expense under operating leases was approximately $1,979,000, $1,467,000 and $1,372,000 in 2004, 2003 and 2002, respectively.

In addition to future minimum lease obligations noted in the table above, the Company also has one non-cancelable purchase commitment in the amount of approximately $419,000 for the purchase of one critical raw material component. All of this commitment is for fiscal 2005.

The Company also has certain contractual obligations that are contingent upon the achievement of certain milestones that are not included in the table above. These include the milestone payments, tied to the completion of certain clinical trials of the AutoPulse™ Resuscitation System through 2006. These arrangements are not considered contractual obligations until the milestone is met. As of October 3, 2004, assuming all future milestones were met, additional required payments would be approximately $15 million in cash and Company stock.

The Company has other contractual obligations that are contingent upon performance and growth of sales related to its acquisition that are also not included in the table above. These include the additional earn out payments and royalty payments for Infusion Dynamics through fiscal 2006; additional earn out payments for Revivant Corporation through fiscal 2007; and if it exercises its option, the additional earn out payments for LifeCOR through fiscal 2009. Because all of these earn-out and royalty payments are based upon the growth of sales over several years, a reasonable estimate of the future payment obligations cannot be determined.

Note K-Hedging Activities

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

The Company had one foreign currency forward contract outstanding at October 3, 2004, serving as a hedge of a substantial portion of its Euro-denominated intercompany balances, in the notional amount of approximately 4.5 million Euros. This foreign currency forward contract settles on January 4, 2005. The net settlement amount

ZOLL Medical Corporation

Notes to Consolidated Financial Statements—(Continued)

of this contract at October 3, 2004 was an unrealized loss of approximately $51,000. At September 28, 2003, the Company had one contract in the notional amount of approximately 4.0 million Euros with an unrealized loss of approximately $30,000, which settled in January 2004.

Net recognized losses from foreign currency forward contracts, serving as a hedge of a substantial portion of the Company’s Euro-denominated intercompany balances, totaled $368,000 and $357,000 during 2004 and 2003, respectively, and are included in “investment and other income” in the consolidated statement of income. The Company did not enter into any derivative contracts in fiscal 2002.

The Company also uses foreign currency forward contracts to manage its currency transaction exposures from forecasted foreign currency denominated sales to subsidiaries. These currency forward contracts are designed as cash flow hedges under SFAS 133; therefore, the effective portion of the derivative’s change in fair value is reported as a component of other comprehensive income and will be reclassified into earnings in the same period or periods during which the hedged forecasted transaction affects earnings. The ineffective portion of the derivative’s change in fair value would be recognized currently through earnings regardless of whether the instrument is designated as a hedge.

At October 3, 2004, the Company had four foreign currency forward contracts outstanding, all maturing in less than twelve months, to exchange the Euro, British Pound, Australian Dollar and Canadian Dollar for U.S. Dollars totaling $1.7 million. The net settlement amount of these contracts at October 3, 2004 was an unrealized loss of approximately $18,000.

Net recognized losses from foreign currency forward contracts, serving as a hedge of our forecasted foreign currency denominated sales to subsidiaries, totaled $340,000 during 2004 and are included in “net sales” in the consolidated statement of income. Also during 2004, the Company had an ineffective portion of its British Pound cash flow hedge in the amount of 4,000 GBP. Because of its immateriality, the net loss on this ineffective portion was reported in net sales and not reclassified to investment and other income on the consolidated statement of income. The Company did not enter into any derivative contracts designated as cash flow hedges in fiscal 2003 or 2002.

Note L-Stockholder’s Equity

Preferred Stock: On June 8, 1998, the Company’s Board of Directors adopted a Shareholder Rights Plan. In connection with the Shareholder Rights Plan, the Board of Directors declared a dividend distribution of one Preferred Stock purchase right for each outstanding share of Common Stock to stockholders of record as of the close of business day on June 9, 1998. Initially, these rights are not exercisable and trade with the shares of ZOLL’s Common Stock. Under the Shareholder Rights Plan, the rights generally become exercisable if a person becomes an “acquiring person” by acquiring 15% or more of the Common Stock of ZOLL, if a person who owns 10% or more of the Common Stock of ZOLL is determined to be an “adverse person” by the Board of Directors or if a person commences a tender offer that would result in that person owning 15% or more of the Common Stock of ZOLL. Under the Shareholder Rights Plan, a shareholder of ZOLL who beneficially owns 15% or more of the Company’s Common Stock as of June 9, 1998 generally will be deemed an “acquiring person” if such shareholder acquires additional shares of the Company’s Common Stock. In the event that a person becomes an “acquiring person” or is declared an “adverse person” by the Board, each holder of a right (other than the acquiring person or the adverse person) would be entitled to acquire such number of shares of Preferred Stock which are equivalent to ZOLL Common Stock having a value of twice the then-current exercise price of the right. If ZOLL is acquired in a merger or other business combination transaction after any such event, each holder of a right would then be entitled to purchase, at the then-current exercise price, shares of the acquiring company’s Common Stock having a value twice the exercise price of the right. The Board of Directors is authorized to fix the designations, relative rights, preferences and limitations on the Preferred Stock at the time of issuance. To date, no shares of preferred stock have been issued.

ZOLL Medical Corporation

Notes to Consolidated Financial Statements—(Continued)

Stock Option Plans: The Company’s 1992 and 2001 stock option plans provide for the granting of options to officers and other key employees to purchase the Company’s Common Stock at a purchase price, in the case of incentive stock options, at least equal to the fair market value per share of the outstanding Common Stock of the Company at the time the option is granted, as determined by the Compensation Committee of the Board of Directors. Options are no longer being granted under the 1992 plan. The options become exercisable ratably over two or four years and have maximum life of 10 years. The Company’s Non-employee Director Stock Option Plan provides for the granting of options to purchase shares of Common Stock to Directors of the Company who are not also employees of the Company or any of its subsidiaries. The Non-employee Director options vest in equal annual installments over a four year period. The Non-employee Director options may be exercised at a price equal to the fair market value of the Common Stock on the date the option is granted.

The number of shares authorized for these plans was 3,430,000, of which approximately 386,000 remain available for grant at October 3, 2004. Approximately 1,611,000 shares of Common Stock are reserved for future issuance under the Company’s stock option plans as of October 3, 2004.

Activity as to stock options under all of the plans is as follows:

		2004		2003		2002
(000’s omitted, except per share data)	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at the beginning of the year	1,289	$32.75	1,144	$31.91	996	$22.65
Granted	218	33.08	303	34.35	228	35.17
Exercised	(245)	24.00	(121)	12.17	(58)	14.60
Cancelled	(37)	34.25	(37)	33.96	(22)	32.29

Outstanding at the end of the year	1,225	$33.94	1,289	$32.75	1,144	$31.91

Available for grant at the end of the year	386		127		388
Exercisable at the end of the year	639		618		671
Weighted-average fair value of options granted during the year		$18.74		$21.14		$22.05
Weighted-average exercise price of options exercisable at the end of the year		$34.21		$31.06		$29.75

The following table summarizes information about stock options outstanding and exercisable at October 3, 2004.

(000’s omitted, except per share data)			Options Outstanding		Options Exercisable
Range of Exercise Price	Number Outstanding		Weighted-Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$ 0.02	1	*	5.03 years	$0.02	1	$0.02
$ 6.57-$ 8.75	86		2.86 years	$7.25	86	$7.25
$ 9.56-$12.31	45		4.45 years	$10.79	45	$10.79
$20.25-$25.88	124		6.62 years	$22.61	87	$22.68
$29.08-$33.76	384		8.45 years	$31.89	107	$31.91
$33.94-$39.92	505		7.38 years	$36.54	242	$37.06
$40.13-$42.94	35		6.25 years	$41.58	26	$41.58
$43.13-$51.25	45		5.77 years	$46.15	45	$46.15

	1,225				639

*	represents options granted to a subsidiary’s employee prior to its acquisition by the Company.

ZOLL Medical Corporation

Notes to Consolidated Financial Statements—(Continued)

Note M-Employee Benefit Plans

Defined contribution retirement plan: ZOLL has a defined contribution retirement plan (the “Plan”) which contains a “401(k)” program for all employees with three months of service who have attained 21 years of age. Participants in the Plan may contribute up to 15% of their eligible compensation. The Company may make discretionary matching contributions to the Plan in an amount determined by its Board of Directors. The employer match is currently set at 25% of the employee contribution up to 7% of eligible compensation. The Company recorded expense related to Company contributions of approximately $420,000, $424,000 and $293,000 in 2004, 2003 and 2002, respectively, related to the plan.

401(k) Salary Deferral Plan: Beginning in 1998, ZOLL Data Systems has maintained a retirement savings plan (the “ZOLL Data Systems Plan”) pursuant to which eligible employees may defer compensation for income tax purposes under section 401(k) of the Internal Revenue code of 1986. Participants in the ZOLL Data Systems Plan may contribute up to 15% of their eligible compensation, which contributions are matched by the Company at 50% of the employee contribution up to 6% of eligible compensation. The Company may make discretionary matching contributions to the ZOLL Data Systems Plan in an amount determined by its Board of Directors. The Company recorded expense related to Company contributions to the ZOLL Data Systems Plan of approximately $127,000, $100,000 and $73,000 in 2004, 2003 and 2002, respectively.

Note N-Segment and Geographic Information

Segment Information: The Company operates in a single business segment: the design, manufacture and marketing of an integrated line of proprietary non-invasive resuscitation devices, and systems used for emergency resuscitation of cardiac arrest victims. In order to make operating and strategic decisions, ZOLL’s chief operating decision maker evaluates revenue performance based on the worldwide revenues of four customer/product categories. However, due to shared infrastructures, profitability is evaluated based on an enterprise-wide measure. These customer/product categories consist of (1) the sale of resuscitation devices, data management software, and accessories to the North American hospital market, (2) the sale of the same items and data collection management software to North American pre-hospital market, (3) the sale of disposable/other products in North America, (4) the sale of resuscitation devices and accessories and disposable electrodes and data management software to the international market.

Net sales by customer/product categories were as follows:

(000’s omitted)	2004	2003	2002
Hospital Market-North America	$88,110	$63,558	$50,686
Pre-hospital Market-North America	62,435	55,357	46,958
Other-North America	19,982	19,602	19,372
International Market-excluding North America	41,258	46,086	33,211

	$211,785	$184,603	$150,227

The Company reports assets on a consolidated basis to the chief operating decision maker.

Geographic information: Net sales by major geographical area, determined on the basis of destination of the goods, are as follows:

(000’s omitted)	2004	2003	2002
United States	$161,414	$137,510	$111,978
Foreign	50,371	47,093	38,249

	$211,785	$184,603	$150,227

ZOLL Medical Corporation

Notes to Consolidated Financial Statements—(Continued)

Long-lived assets located outside the United States are not material.

In each of the years in the three year period ended October 3, 2004, no single customer represented over 10% of the Company’s consolidated net sales.

Note O-Quarterly Financial Data (Unaudited)

Summarized quarterly financial data for 2004 and 2003 is as follows:

	Quarter Ended
(000’s omitted, except per share data)	Oct. 3, 2004	July 4, 2004	April 4, 2004	Jan. 4, 2004
Net sales	$55,728	$54,454	$50,761	$50,842
Gross profit	30,936	31,098	28,503	28,703
Income from operations	2,619	3,338	2,035	3,422
Net income	2,145	2,572	1,558	2,681
Basic earnings per common share	$0.23	$0.28	$0.17	$0.29
Diluted earnings per common and equivalent share	$0.23	$0.28	$0.17	$0.29

	Quarter Ended
(000’s omitted, except per share data)	Sept. 28, 2003	June 29, 2003	March 30, 2003	Dec. 29, 2002
Net sales	$50,206	$44,716	$46,589	$43,092
Gross profit	29,270	25,363	25,443	23,050
Income from operations	7,077	3,883	3,417	2,769
Net income	4,867	2,947	2,755	2,281
Basic earnings per common share	$0.54	$0.33	$0.31	$0.25
Diluted earnings per common and equivalent share	$0.53	$0.32	$0.30	$0.25

Note P-Subsequent Event

On October 5, 2004, the Company exercised its option to acquire Revivant Corporation of Sunnyvale, California, the manufacturer of the AutoPulse™ Non-invasive Cardiac Support Pump (“AutoPulse”). The option was part of an agreement entered into in August 2003, through which ZOLL invested $7 million in Revivant preferred stock and provided $5 million of debt financing in exchange for a 15% stake in Revivant and the option to acquire their remaining outstanding shares. The AutoPulse is an FDA-approved device that offers the potential of restoring near-normal blood flow levels in victims of Sudden Cardiac Arrest (“SCA”). The acquisition presents an opportunity to expand our presence in the resuscitation market. On October 12, 2004, the merger was consummated and the selling shareholders, previously the shareholders of Revivant, received $15 million as the initial merger consideration, of which $7.5 million was paid in cash and $7.5 million in ZOLL common stock (224,300 shares). An additional 765,509 shares that have been registered may be delivered to the selling shareholders based upon the contingent payment provisions of the merger agreement. The merger agreement provides that the Company may make (i) milestone payments targeted at $15 million, tied to the completion of certain clinical trials with the AutoPulse through 2006 and (ii) additional payments for the years 2005, 2006 and 2007 based on the growth of AutoPulse sales. In general, these additional payments will be a combination of cash and our common stock.

The Company is completing its purchase price allocation and compiling proforma financial statements for the acquisition; however, these figures are too preliminary for disclosure in these financial statements. The figures will be available and filed with the SEC soon.

Note Q-Legal Proceedings

On December 10, 2004, a complaint was filed against Revivant Corporation by Dr. Thomas Fogarty and his affiliate, alleging that Revivant owes a 4% royalty on all of its sales. The Company believes the suit is without merit. Moreover, in connection with the Company’s acquisition of Revivant, the former stockholders of Revivant specifically agreed to indemnify the Company against Dr. Fogarty’s claim for all amounts up to $15 million. The Company has the right to set-off these indemnity claims against future contingent amounts payable by it as part of the purchase price for Revivant.

The Company has been informed by the federal government that it is conducting an investigation regarding two sales of defibrillators in fiscal 2000 to a distributor, which were then allegedly trans-shipped to Iran without the required export licenses. The Company is cooperating with the Department of Justice in connection with its ongoing investigation, and have provided requested information. The two sales in question represented approximately $150,000 of net income in fiscal 2000. Although it is premature to determine the likely outcome of the investigation, it is possible that the Company may be subject to civil or criminal fines and sanctions as a result of this matter.

In addition to these matters the Company is, from time to time, involved in the normal course of its business in various other litigation matters and regulatory issues, including product recalls. Although the Company is unable to quantify at the present time the exact financial impact in any of these matters, it believes that none of these other matters currently pending will have an outcome material to its financial condition or business.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not Applicable.

Item 9A. Controls and Procedures.

As of the end of the period covered by this report, an evaluation had been performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of October 3, 2004. There have been no significant changes in the Company’s internal controls over financial reporting that occurred during the quarter ending October 3, 2004, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

The provisions of Section 404 of the Sarbanes-Oxley Act of 2002 are effective for the Company for the fiscal year 2005. In early 2003 we began a project to document, review and assess our system of internal control and our disclosure controls and procedures. The Company is in the middle of this project to document, review, test, evaluate and conclude on its systems of internal and disclosure controls. The Company expects to complete its testing of its internal control systems by the end of fiscal 2005.

Item 9B. Other Information.

Not Applicable.

Part III

Item 10. Directors and Executive Officers of the Registrant.

The information appearing in our Proxy Statement for our 2005 Annual Meeting of Stockholders (the “Proxy Statement”) under the caption “Proposal 1 - Election of a Class of Directors” is incorporated herein by reference.

Information regarding Executive Officers of the Company is detailed below:

Executive Officers of Registrant

Name	Age	Position
Richard A. Packer	47	Chairman, Chief Executive Officer and President
A. Ernest Whiton	43	Vice President of Administration and Chief Financial Officer
Ward M. Hamilton	57	Vice President, Marketing
Donald R. Boucher	52	Vice President, Research and Development
E.J. Jones	62	Vice President, International Operations
Steven K. Flora	53	Vice President, North American Sales
Edward T. Dunn	51	Vice President, Operations
John P. Bergeron	53	Vice President and Corporate Treasurer
Vane P. Clayton	45	President, ZOLL Data Systems

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

Mr. Jones joined the Company as Vice President of International Operations in November 1998. Prior to joining the Company, Mr. Jones was Vice President of Operations with Apple Medical Corporation. He also spent 15 years with Millipore Corporation, holding various positions in Domestic and International Sales. Mr. Jones holds a B.S. in Microbiology/Biochemistry from the University of Illinois and is a graduate of the Advanced Management Program (AMP) from the Harvard Graduate School of Business Administration.

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

Mr. Clayton joined the Company as President of ZOLL Data Systems in September of 2003. Prior to joining the Company, Mr. Clayton was President of TROY Wireless, a provider of WIFI and Bluetooth wireless software and hardware products. Prior to joining TROY, Mr. Clayton was COO and later CEO of SOS Wireless Communications. Prior to SOS, Mr. Clayton served from 1988 to 1993 at Raychem Corp, with his most recent role as sales manager with the EloTouch division, which manufactures touch-screen products. Mr. Clayton has received a B.S. in engineering from Purdue University and a M.B.A. from the Harvard Graduate School of Business Administration.

The Company has adopted a Code of Ethics that applies to its principal executive officer, principal financial officer and controller. This Code of Ethics was ratified by the Board of Directors in December 2003. This policy became effective for all of ZOLL’s employees in June 2004. This Code of Ethics is available on our website, www.zoll.com, under the heading Investor Relations, and is called “Code of Conduct”.

Item 11. Executive Compensation.

The information appearing in the Proxy Statement under the captions “Proposal 1 - Election of a Class of Directors - Executive Compensation” is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

The information appearing in the Proxy Statement under the captions “Proposal 1 - Election of a Class of Directors” and “Other Matters - Principal and Management Stockholders” is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions.

The information appearing in the Proxy Statement under the captions “Proposal 1 - Election of a Class of Directors - Certain Relationships and Related Party Transactions” is incorporated herein by reference.

Item 14. Principal Accountants Fees and Services.

The information appearing in the Proxy Statement under the captions “Proposal 1 – Election of a Class of Directors – Independent Auditors” is incorporated herein by reference.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

Classifications	Balance Beginning of Period	Additions Charged to Costs and Expenses	Deductions	Balance At End of Period
Year Ended October 3, 2004 Allowance for doubtful accounts	$4,689,000	$1,181,000	$1,015,000	$4,855,000

Year Ended September 28, 2003 Allowance for doubtful accounts	$3,462,000	$1,694,000	$467,000	$4,689,000

Year Ended September 29, 2002 Allowance for doubtful accounts	$2,780,000	$1,009,000	$327,000	$3,462,000

Part IV

Item 15. Exhibits, Financial Statement Schedules

(a	)(1)	The following Consolidated Financial Statements, Notes thereto and Independent Auditors’ Report are set forth under Item 8:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets
Consolidated Income Statements
Statements of Stockholders’ Equity and Comprehensive Income
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements

(a	)(2)	The following Consolidated Financial Statement Schedule is included herein:

Schedule II - Valuation and Qualifying Accounts

All other schedules have been omitted since the required information is not presented, the amounts are not sufficient to require submission of the schedules or because the information is included in the consolidated financial statements.

(a	)(3)	The following is a complete list of Exhibits filed or incorporated by reference as part of this report:

3.1		Restated Articles of Organization. (2)

3.2		Amended and Restated By-laws. (2)

4.1		Shareholders Rights Plan. (5)

10.1		Amended and Restated 2001 Stock Incentive Plan. (9)

10.2		1992 Stock Option Plan. (2)

10.3		1983 Incentive Stock Option Plan, as amended and restated February 6, 1990. (2)

10.4		Revolving Loan and Security Agreement dated March 9, 1992 between the Company and Brown Brothers Harriman & Co. (2)

10.10		Employment Agreement dated July 19, 1996 between the Company and Richard A. Packer regarding Mr. Packer’s employment. (3)

10.11		Non Employee Directors’ Stock Option Plan. (6)

10.12		Senior Executive Severance Agreement dated January 21, 2000 between the Company and Richard A. Packer. (7)

10.13		Amended and Restated Executive Severance Agreement dated April 1, 2002 between the Company and A. Ernest Whiton. (4)

10.14		Code of Conduct (8)

10.15		2001 Stock Incentive Plan (1)

10.16		Form of Option Agreement under the 2001 Stock Incentive Plan (9)

10.17		Executive Severance Agreements by and between the Company and each of Ward Hamilton, Donald Boucher, E.J.Jones, Steve Flora and Edward Dunn. (4)

21.1		Subsidiaries of the Company. (4)

23.1		Consent of Ernst & Young LLP (4)

31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (4)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (4)

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (4)

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (4)

Footnotes:

(1)	Incorporated by reference from the Company’s Registration Statement on Form S-8, under the Securities Act of 1933 (Registration Statement No. 33-3101839 filed with the SEC on December 13, 2003).
(2)	Incorporated by reference from the Company’s Registration Statement on Form S-1, as amended, under the Securities Act of 1933 (Registration Statement No. 33-47937 filed with the SEC on May 15, 1992).
(3)	Incorporated by reference from the Company’s Annual Report for 1996 on Form 10-K, as amended, filed with the Securities and Exchange Commission on December 27, 1996.
(4)	Filed herewith.
(5)	Incorporated by reference from the Company’s 8-K filed with the Securities and Exchange Commission on June 11, 1998.
(6)	Incorporated by reference from the Company’s Registration Statement on Form S-8, under the Securities Act of 1933 (Registration Statement No. 33-368401 filed with the SEC on December 4, 1998).
(7)	Incorporated by reference from the Company’s Annual Report for 2000 on Form 10-K, as amended, filed with the Securities and Exchange Commission on December 29, 2000.
(8)	Incorporated by reference from the Company’s Annual Report for 2003 on Form 10-K, filed with the Securities and Exchange Commission on December 19, 2003.
(9)	Incorporated by reference from the Company’s Registration Statement on Form S-8, under the Securities Act of 1933 (Registration Statement No. 333-120310 filed with the SEC on November 9, 2004).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on December 20, 2004.

ZOLL Medical Corporation

By:	/s/ RICHARD A. PACKER
Richard A. Packer Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ RICHARD A. PACKER Richard A. Packer	Chairman, Chief Executive Officer and President (Principal Executive Officer)	December 20, 2004

/s/ A. ERNEST WHITON A. Ernest Whiton	Chief Financial Officer (Principal Financial and Accounting Officer)	December 20, 2004

/s/ WILLARD M. BRIGHT, PH.D. Willard M. Bright, Ph.D.	Director	December 20, 2004

/s/ THOMAS M. CLAFLIN, II Thomas M. Claflin, II	Director	December 20, 2004

/s/ JAMES W. BIONDI, M.D. James W. Biondi, M.D.	Director	December 20, 2004

/s/ DANIEL M. MULVENA Daniel M. Mulvena	Director	December 20, 2004

/s/ BENSON F. SMITH Benson F. Smith	Director	December 20, 2004

/s/ ROBERT J. HALLIDAY Robert J. Halliday	Director	December 20, 2004