Form 10-K/A
period 2004-10-03
ZOLL MEDICAL CORPORATION
filed 2004-12-23
CIK 887568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

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

Introductory Note

The Company is filing this amendment to its Annual Report on Form 10-K originally filed with the Securities and Exchange Commission on December 20, 2004. This Form 10-K/A is being filed for the purpose of changing the Consent of Independent Registered Public Accounting Firm, inserting our policy for research and development expenses for software in Note A, and to fix typographical errors.

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

Beyond manual defibrillation, the AED Plus™ is the first and only full-rescue automated external defibrillator that addresses circulatory support. In March 2002, we introduced the AED Plus, which in addition to defibrillation provides real-time feedback on the rate and depth of CPR chest compressions. No other AED on the market offers such capability. Designed for the infrequent user, the AED Plus assists the user in defibrillation and CPR and incorporates several unique and proprietary elements designed to provide more comprehensive support for infrequent rescuers. The device also includes a highly simplified graphical user interface, one-piece electrode pads, and easily obtained consumer batteries for operation. The AED Plus supports the complete Chain of Survival (early access, early CPR, early defibrillation, early advanced care), helping rescuers with all SCA victims—even those victims for which no defibrillating shock is advised.

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

Our M Series defibrillator equipped with our biphasic waveform is the only device cleared by the FDA to be labeled clinically superior to monophasic defibrillators for conversion of ventricular fibrillation in high-

impedance patients, those patients who are difficult to defibrillate, and for cardioversion of all atrial fibrillation patients. We therefore believe that our proprietary biphasic waveform is superior to the biphasic waveform utilized by any of our competitors. We believe that our proprietary biphasic waveform will offer compelling clinical benefits that should give customers a reason to choose our biphasic defibrillators over those of our competitors.

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

Expand EMS Market Share

We currently have a much smaller share of the EMS market in North America than our leading competitor. We expect our new product pipeline, superior product conception and design, product synergies for distribution, data synergies and a professional sales organization will be able to continue to take market share.

Expand International Business

We have a relatively low share of most of the international markets. In Europe the situation is more mixed due in part to our direct sales representatives in the major markets of UK and Germany, where we have achieved more success. We plan to continue to follow a strategy of customer exposure to the superiority of our products through the use of professional direct sales representatives while expanding our indirect distribution where appropriate Our new product plans, superior product conception and design, synergies of distribution, data synergies and a professional sales organization should allow us to increase our share of this market.

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

Sources and Uses of Cash:

To assist with the discussion, the following table presents the abbreviated cash flows for the years ended October 3, 2004, September 28, 2003, and September 29, 2002:

(000’s omitted)	2004	2003	2002
Net income	$8,956	$12,850	$10,230
Changes not affecting cash	13,492	10,723	8,837
Changes in current assets and liabilities	(7,528)	(3,598)	(7,198)
Cash provided by operating activities	14,920	19,975	11,869
Cash used in investing activities	(20,431)	(36,610)	(2,205)
Cash provided by financing activities	5,114	1,157	609
Effect of foreign exchange rates on cash	302	600	82

Net change in cash and cash equivalents	$(95)	$(14,878)	$10,355

Cash and cash equivalents—beginning of year	$40,780	$55,658	$45,303

Cash and cash equivalents—end of year	$40,685	$40,780	$55,658

Operating Activities

The net decrease in cash provided by operating activities was primarily attributable to a 30% decrease in our net income year to year which was responsible for $3.9 million of the decrease. Net income was lower than expected due to sales growth that did not keep pace with our significant investments in sales, marketing and R&D resources. Offsetting the decrease in net income, was a net increase in other changes which affected net income but did not affect cash, such as $1.4 million increase in depreciation, and, $600,000 for inventory reserves. Depreciation expense was higher in 2004 because of an increased investment in computer equipment and demo equipment deployed to our growing sales force. Changes in current assets and liabilities caused a decrease in cash of approximately $4 million for 2004 compared to 2003 because of the timing of payments for the year-end 2004.

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

Long Lived Assets

We periodically review the carrying amount of our long lived assets, including property and equipment, and intangible assets, to assess potential impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. The determination includes evaluation of factors such as current market value, business climate and future cash flows expected to result from the use of the related assets. Our policy is to use discounted cash flows in assessing potential impairment and to record an impairment loss in the period when it is determined that the carrying amount of the asset may not be recoverable. This process requires judgment on the part of management.

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

/s/    ERNST & YOUNG LLP

November 8, 2004

Boston, Massachusetts

ZOLL Medical Corporation

Consolidated Balance Sheets

(000’s omitted, except per share amounts)	Oct. 3, 2004	Sept. 28, 2003
Assets
Current assets:
Cash and cash equivalents	$40,685	$40,780
Marketable securities	18,325	19,992
Accounts receivable, less allowances of $4,855 and $4,689 at October 3, 2004 and September 28, 2003, respectively	51,038	47,906

Inventories:
Raw materials	12,284	13,662
Work-in-process	4,379	4,712
Finished goods	15,039	16,014

	31,702	34,388
Prepaid expenses and other current assets	7,273	5,042

Total current assets	149,023	148,108

Property and equipment at cost:
Land and buildings	1,136	3,527
Machinery and equipment	39,949	34,512
Construction in progress	3,834	1,147
Tooling	8,155	7,678
Furniture and fixtures	2,796	2,173
Leasehold improvements	4,417	3,789

	60,287	52,826

Less accumulated depreciation	36,066	29,780

Net property and equipment	24,221	23,046

Investments	9,858	12,804
Notes receivable	7,129	5,805
Goodwill	3,281	361
Intangibles and other assets, net	13,680	1,972

	$207,192	$192,096

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$12,321	$12,204
Accrued expenses and other liabilities	21,917	22,399

Total current liabilities	34,238	34,603

Deferred income taxes	2,008	1,502
Commitments and contingencies (Note I)

Stockholders’ equity:
Preferred stock, $0.01 par value, authorized 1,000 shares, none issued or outstanding
Common stock, $0.02 par value, authorized 19,000 shares, 9,309 and 9,063 issued and outstanding at October 3, 2004 and September 28, 2003, respectively	186	181
Capital in excess of par value	105,916	99,714
Accumulated other comprehensive loss	(2,018)	(1,810)
Retained earnings	66,862	57,906

Total stockholders’ equity	170,946	155,991

	$207,192	$192,096

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

See accompanying notes.

ZOLL Medical Corporation

Consolidated Statements of Cash Flows

	YEAR ENDED
(000’s omitted)	Oct. 3, 2004	Sept. 28, 2003	Sept. 29, 2002
Operating Activities:

Net income	$8,956	$12,850	$10,230

Charges not affecting cash:
Depreciation and amortization	9,320	7,881	6,758
Tax benefit from the exercise of stock options	1,093	1,047	490
Accounts receivable allowances	1,181	1,227	682
Inventory reserve	1,056	453	341
Net realized gains on sale of marketable securities	161	(95)	(227)
Unrealized loss from hedging activities	84	—	—
Provision for warranty expense	1,315	961	665
Loss on disposal of building	201	—	—
Deferred income taxes	(919)	(751)	128

Changes in current assets and liabilities, net of effect of acquisitions:
Accounts receivable	(2,472)	(5,148)	(6,051)
Inventories	1,426	(6,853)	(9,113)
Prepaid expenses and other current assets	(1,316)	(686)	(583)
Accounts payable and accrued expenses	(5,166)	9,089	8,549

Net cash provided by operating activities	14,920	19,975	11,869

Investing Activities:
Additions to property and equipment	(11,704)	(10,879)	(8,321)
Disposals of property and equipment	2,028	—	—
Purchases of marketable securities	(9,000)	(25,382)	(17,653)
Proceeds from sales and maturities of marketable securities	10,074	15,390	23,458
Equity investments in private companies	—	(10,804)	—
Equity investment in Revivant Corporation	(567)	—	—
Acquisition of Infusion Dynamics	(6,924)	—	—
Acquisition of LifeCOR technology	(4,221)
Amounts advanced to LifeCOR under a line of credit	(721)	—	—
Issuance of note receivable to Revivant Corp.	—	(5,000)	—
Other assets, net	604	65	311

Net cash used in investing activities	(20,431)	(36,610)	(2,205)

Financing Activities:
Exercise of stock options	5,114	1,157	609

Net cash provided by financing activities	5,114	1,157	609

Effect of exchange rates on cash and cash equivalents	302	600	82

Net (decrease) increase in cash and cash equivalents	(95)	(14,878)	10,355
Cash and cash equivalents at beginning of year	40,780	55,658	45,303

Cash and cash equivalents at end of year	$40,685	$40,780	$55,658

Supplemental disclosures of cash flow information:

Cash paid during the year:
Income taxes	$6,180	$5,026	$3,816

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

The Company utilizes foreign currency forward contracts to reduce its exposure to foreign currency risk due to fluctuations in exchange rates underlying the value of intercompany accounts receivable denominated in foreign currencies and forecasted foreign currency denominated sales to subsidiaries. The Company accounts for all derivative financial instruments (foreign currency forward contracts) in accordance with SFAS 133 “Accounting for Derivative Instruments and Hedging Activities”. Changes in the fair value of derivative instruments are recorded in earnings unless hedge accounting criteria are met. For derivative instruments designated as fair value hedges, the changes in fair value of both the derivative instrument and the hedged item are recorded in earnings. For derivative instruments designed as cash flow and net investment hedges, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income (“OCI”), and the ineffective portions are recognized in earnings. To date, the ineffective portions of changes in the fair value of derivatives have not been material.

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

Long-lived Assets: The Company reviews long-lived assets at least annually to determine if any adverse conditions exist that would indicate impairment. Conditions that would trigger an impairment assessment include, but are not limited to, a significant adverse change in legal factors or business climate that could affect the value of an asset or an adverse action or assessment by a regulator. If the carrying amount of an asset exceeds the sum of its discounted cash flows, the carrying value is written down to fair value in the period identified. Fair value is calculated as the present value of estimated future cash flows using a risk-adjusted discount rate.

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

ZOLL Medical Corporation

Notes to Consolidated Financial Statements—(Continued)

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

ZOLL Medical Corporation

Notes to Consolidated Financial Statements—(Continued)

Research and Development Expenses for Software Products: The Company evaluates whether to capitalize or expense software development costs in accordance with SFAS No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed. The Company sells products in a market that is subject to rapid technological change, new product development and changing customer needs; accordingly, the Company has concluded that technological feasibility is not established until the development stage of the product is nearly complete. The Company defines technological feasibility as the completion of a working model. The time period during which costs could be capitalized from the point of reaching technological feasibility until the time of general product release, is very short and, consequently, the amounts that could be capitalized are not material to the Company’s financial position or results of operations. Therefore, the Company has charged all such costs to research and development in the period incurred.

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

ZOLL Medical Corporation

Notes to Consolidated Financial Statements—(Continued)

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

Average shares outstanding for diluted earnings per share does not include 543,247, 449,683 and 337,239 common shares for fiscal years 2004, 2003 and 2002, respectively, as their effect would have been antidilutive.

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

ZOLL Medical Corporation

Notes to Consolidated Financial Statements—(Continued)

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

ZOLL Medical Corporation

Notes to Consolidated Financial Statements—(Continued)

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

In August 2003, the Company invested a total of $12 million in Revivant Corporation (“Revivant”), a private medical device corporation. Of the $12 million invested, $7 million was invested in the preferred stock of Revivant and $5 million represented debt financing (“Note”). In addition, in 2004, the Company invested an additional $567,000 in Revivant preferred stock. The Company’s ownership percentage in Revivant approximates 15% and includes an option to acquire the remaining outstanding shares of Revivant at any time through October 4, 2004. The terms of the Note require quarterly interest payments with an interest rate of 10% per year maturing on June 30, 2007. On October 4, 2004, the Company announced that it was exercising its option to acquire Revivant which is discussed further in Note P – Subsequent Event.

The Company accounts for these investments at cost, which approximates market.

The Company does not have any joint ventures.

ZOLL Medical Corporation

Notes to Consolidated Financial Statements—(Continued)

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

ZOLL Medical Corporation

Notes to Consolidated Financial Statements—(Continued)

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

ZOLL Medical Corporation

Notes to Consolidated Financial Statements—(Continued)

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

ZOLL Medical Corporation

Notes to Consolidated Financial Statements—(Continued)

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

ZOLL Medical Corporation

Notes to Consolidated Financial Statements—(Continued)

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

ZOLL Medical Corporation

Notes to Consolidated Financial Statements—(Continued)

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

The Company had one foreign currency forward contract outstanding at October 3, 2004, serving as a hedge of a substantial portion of its Euro-denominated intercompany balances, in the notional amount of approximately 4.5 million Euros. This foreign currency forward contract settles on January 4, 2005. The net settlement amount of this contract at October 3, 2004 was an unrealized loss of approximately $51,000. At September 28, 2003, the Company had one contract in the notional amount of approximately 4.0 million Euros with an unrealized loss of approximately $30,000, which settled in January 2004.

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

ZOLL Medical Corporation

Notes to Consolidated Financial Statements—(Continued)

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

Net recognized losses from foreign currency forward contracts, serving as a hedge of our forecasted foreign currency denominated sales to subsidiaries, totaled $340,000 during 2004 and are included in “net sales” in the consolidated statement of income. Also during 2004, the Company had an ineffective portion of its British Pound cash flow hedge in the amount of 4,000 GBP. Because of its immateriality, the net loss on this ineffective portion was reported in net sales and not reclassified to investment and other income on the consolidated statement of income. No other portion of these hedges were ineffective during 2004. The Company did not enter into any derivative contracts designated as cash flow hedges in fiscal 2003 or 2002.

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

ZOLL Medical Corporation

Notes to Consolidated Financial Statements—(Continued)

The number of shares authorized for these plans was 3,430,000, of which approximately 386,000 remain available for grant at October 3, 2004. Approximately 1,611,000 shares of Common Stock are reserved for future issuance under the Company’s stock option plans as of October 3, 2004.

Activity as to stock options under all of the plans is as follows:

		2004		2003		2002
(000’s omitted, except per share data)	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at the beginning of the year	1,289	$32.75	1,144	$31.91	996	$22.65
Granted	218	33.08	303	34.35	228	35.17
Exercised	(245)	24.00	(121)	12.17	(58)	14.60
Cancelled	(37)	34.25	(37)	33.96	(22)	32.29

Outstanding at the end of the year	1,225	$33.94	1,289	$32.75	1,144	$31.91

Available for grant at the end of the year	386		127		388
Exercisable at the end of the year	639		618		671
Weighted-average fair value of options granted during the year		$18.74		$21.14		$22.05
Weighted-average exercise price of options exercisable at the end of the year		$34.21		$31.06		$29.75

The following table summarizes information about stock options outstanding and exercisable at October 3, 2004.

(000’s omitted, except per share data)			Options Outstanding		Options Exercisable
Range of Exercise Price	Number Outstanding		Weighted-Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$ 0.02	1	*	5.03 years	$0.02	1	$0.02
$ 6.57-$ 8.75	86		2.86 years	$7.25	86	$7.25
$ 9.56-$12.31	45		4.45 years	$10.79	45	$10.79
$20.25-$25.88	124		6.62 years	$22.61	87	$22.68
$29.08-$33.76	384		8.45 years	$31.89	107	$31.91
$33.94-$39.92	505		7.38 years	$36.54	242	$37.06
$40.13-$42.94	35		6.25 years	$41.58	26	$41.58
$43.13-$51.25	45		5.77 years	$46.15	45	$46.15

$ 0.02-$51.25	1,225		7.12 years	$33.94	639	$34.21

*	represents options granted to a subsidiary’s employee prior to its acquisition by the Company.

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

ZOLL Medical Corporation

Notes to Consolidated Financial Statements—(Continued)

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

(a	)(3)	The following is a complete list of Exhibits filed or incorporated by reference as part of this report:

3.1		Restated Articles of Organization. (2)

3.2		Amended and Restated By-laws. (2)

4.1		Shareholders Rights Plan. (5)

10.1		Amended and Restated 2001 Stock Incentive Plan. (9)

10.2		1992 Stock Option Plan. (2)

10.3		1983 Incentive Stock Option Plan, as amended and restated February 6, 1990. (2)

10.4		Revolving Loan and Security Agreement dated March 9, 1992 between the Company and Brown Brothers Harriman & Co. (2)

10.10		Employment Agreement dated July 19, 1996 between the Company and Richard A. Packer regarding Mr. Packer’s employment. (3)

10.11		Non Employee Directors’ Stock Option Plan. (6)

10.12		Senior Executive Severance Agreement dated January 21, 2000 between the Company and Richard A. Packer. (7)

10.13		Amended and Restated Executive Severance Agreement dated April 1, 2002 between the Company and A. Ernest Whiton. (10)

10.14		Code of Conduct (8)

10.15		2001 Stock Incentive Plan (1)

10.16		Form of Option Agreement under the 2001 Stock Incentive Plan (9)

10.17		Executive Severance Agreements by and between the Company and each of Ward Hamilton, Donald Boucher, E.J.Jones, Steve Flora and Edward Dunn. (10)

21.1		Subsidiaries of the Company. (10)

23.1		Consent of Ernst & Young LLP (4)

31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (4)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (4)

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (4)

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (4)

Footnotes:

(1)	Incorporated by reference from the Company’s Registration Statement on Form S-8, under the Securities Act of 1933 (Registration Statement No. 33-3101839 filed with the SEC on December 13, 2003).
(2)	Incorporated by reference from the Company’s Registration Statement on Form S-1, as amended, under the Securities Act of 1933 (Registration Statement No. 33-47937 filed with the SEC on May 15, 1992).
(3)	Incorporated by reference from the Company’s Annual Report for 1996 on Form 10-K, as amended, filed with the Securities and Exchange Commission on December 27, 1996.
(4)	Filed herewith.
(5)	Incorporated by reference from the Company’s 8-K filed with the Securities and Exchange Commission on June 11, 1998.
(6)	Incorporated by reference from the Company’s Registration Statement on Form S-8, under the Securities Act of 1933 (Registration Statement No. 33-368401 filed with the SEC on December 4, 1998).
(7)	Incorporated by reference from the Company’s Annual Report for 2000 on Form 10-K, as amended, filed with the Securities and Exchange Commission on December 29, 2000.
(8)	Incorporated by reference from the Company’s Annual Report for 2003 on Form 10-K, filed with the Securities and Exchange Commission on December 19, 2003.
(9)	Incorporated by reference from the Company’s Registration Statement on Form S-8, under the Securities Act of 1933 (Registration Statement No. 333-120310 filed with the SEC on November 9, 2004).
10)	Incorporated by reference from the Company’s Annual Report for 2004 on Form 10-K, filed with the Securities and Exchange Commission on December 20, 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on December 23, 2004.

ZOLL Medical Corporation

By:	/s/ RICHARD A. PACKER
Richard A. Packer Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ RICHARD A. PACKER Richard A. Packer	Chairman, Chief Executive Officer and President (Principal Executive Officer)	December 23, 2004

/s/ A. ERNEST WHITON A. Ernest Whiton	Chief Financial Officer (Principal Financial and Accounting Officer)	December 23, 2004

/s/ WILLARD M. BRIGHT, PH.D. Willard M. Bright, Ph.D.	Director	December 23, 2004

/s/ THOMAS M. CLAFLIN, II Thomas M. Claflin, II	Director	December 23, 2004

/s/ JAMES W. BIONDI, M.D. James W. Biondi, M.D.	Director	December 23, 2004

/s/ DANIEL M. MULVENA Daniel M. Mulvena	Director	December 23, 2004

/s/ BENSON F. SMITH Benson F. Smith	Director	December 23, 2004

/s/ ROBERT J. HALLIDAY Robert J. Halliday	Director	December 23, 2004