Form 10-Q
period 2005-01-02
ZOLL MEDICAL CORPORATION
filed 2005-02-11
CIK 887568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934.

For the three month period from October 4, 2004 to January 2, 2005.

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock:

Class	Outstanding at January 24, 2005
Common Stock, $0.02 par value	9,571,897

This document consists of 30 pages.

ZOLL MEDICAL CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ZOLL MEDICAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(000’s omitted, except per share data)

(Unaudited)

	January 2, 2005	October 3, 2004
ASSETS
Current assets:
Cash and cash equivalents	$27,285	$40,685
Marketable securities	17,919	18,325
Accounts receivable, less allowance of $5,026 at January 2, 2005, and $4,855 at October 3, 2004	48,006	51,038
Inventories:
Raw materials	14,999	12,284
Work-in-process	4,477	4,379
Finished goods	18,069	15,039

	37,545	31,702
Prepaid expenses and other current assets	7,597	7,273

Total current assets	138,352	149,023
Property and equipment, at cost:
Land and building	1,144	1,136
Machinery and equipment	42,338	39,949
Construction in progress	4,278	3,834
Tooling	8,289	8,155
Furniture and fixtures	2,997	2,796
Leasehold improvements	4,429	4,417

	63,475	60,287
Less: accumulated depreciation	38,187	36,066

Net property and equipment	25,288	24,221

Investments	1,580	9,858
Notes receivable	1,508	7,129
Goodwill	27,646	3,281
Intangibles and other assets, net	19,839	13,680

	$214,213	$207,192

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,330	$12,321
Accrued expenses and other liabilities	22,089	21,917

Total current liabilities	33,419	34,238
Deferred income taxes	2,008	2,008
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, authorized 1,000 shares, none issued and outstanding
Common stock, $0.02 par value, authorized 19,000 shares, 9,548 and 9,309 issued and outstanding at January 2, 2005 and October 3, 2004, respectively	191	186
Capital in excess of par value	114,439	105,916
Accumulated other comprehensive loss	(2,140)	(2,018)
Retained earnings	66,296	66,862

Total stockholders’ equity	178,786	170,946

	$214,213	$207,192

See notes to unaudited consolidated financial statements.

ZOLL MEDICAL CORPORATION

CONSOLIDATED INCOME STATEMENTS

(000’s omitted, except per share data)

(Unaudited)

	Three Months Ended
	January 2, 2005	January 4, 2004
Net sales	$50,629	$50,842
Cost of goods sold	22,200	22,139

Gross profit	28,429	28,703
Expenses:

Selling and marketing	19,667	17,756
General and administrative	4,273	3,185
Research and development	5,828	4,340

Total expenses	29,768	25,281
Income (loss) from operations	(1,339)	3,422
Investment and other income	344	579

Income (loss) before income taxes	(995)	4,001
Provision (benefit) for income taxes	(429)	1,320

Net income (loss)	$(566)	$2,681

Basic earnings (loss) per common share	$(0.06)	$0.29

Weighted average common shares outstanding	9,522	9,103
Diluted earnings (loss) per common and common equivalent share	$(0.06)	$0.29

Weighted average common and common equivalent shares outstanding	9,522	9,248

See notes to unaudited consolidated financial statements.

ZOLL MEDICAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(000’s omitted)

(Unaudited)

	Three Months Ended
	January 2, 2005	January 4, 2004

OPERATING ACTIVITIES:
Net income (loss)	$(566)	$2,681
Charges not affecting cash:
Depreciation and amortization	2,889	2,221
Tax benefit from the exercise of stock options	67	315
Unrealized loss from hedging activities	18	40
Changes in current assets and liabilities:
Accounts receivable	4,644	(1,767)
Inventories	(5,064)	143
Prepaid expenses and other current assets	(144)	(172)
Accounts payable and accrued expenses	(5,965)	(5,693)

Cash used for operating activities	(4,121)	(2,232)

INVESTING ACTIVITIES:
Purchases of marketable securities	(2,000)	(7,500)
Sales of marketable securities	2,289	4,400
Additions to property and equipment	(2,995)	(3,102)
Acquisition of Revivant Corporation, net of cash acquired	(6,530)	—
Milestone payment related to prior year acquisition	(405)	—
Other assets, net	(101)	262

Cash used for investing activities	(9,742)	(5,940)

FINANCING ACTIVITIES:
Exercise of stock options	229	1,537

Cash provided by financing activities	229	1,537

Effect of exchange rates on cash and cash equivalents	234	388

Net decrease in cash and cash equivalents	(13,400)	(6,247)
Cash and cash equivalents at beginning of period	40,685	40,780

Cash and cash equivalents at end of period	$27,285	$34,533

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period:
Income taxes	$285	$1,184

See notes to unaudited consolidated financial statements.

ZOLL MEDICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting only of adjustments of a normal recurring nature) considered necessary for a fair presentation have been included. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Examples include provisions for returns, bad debts and the estimated lives of fixed assets. Actual results may differ from these estimates. The results for the interim periods are not necessarily indicative of results to be expected for the entire year. The information contained in the interim financial statements should be read in conjunction with the Company’s audited financial statements as of and for the year ended October 3, 2004 included in its Form 10-K, as amended, filed with the Securities and Exchange Commission (“SEC”).

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

Net sales by customer/product categories were as follows:

	Three Months Ended
(000’s omitted)	January 2, 2005	January 4, 2004
Hospital Market - North America	$13,869	$19,254
Pre-hospital Market – North America	18,173	14,820
Other - North America	4,599	5,289
International Market	13,988	11,479

	$50,629	$50,842

The Company reports assets on a consolidated basis to the chief operating decision maker.

Geographic information: Net sales by major geographical area, determined on the basis of destination of the goods, are as follows:

	Three Months Ended
(000’s omitted)	January 2, 2005	January 4, 2004

United States	$34,672	$35,555
Foreign	15,957	15,287

	$50,629	$50,842

No individual foreign country represented 10% or more of our revenues for the three months ended January 2, 2005 and January 4, 2004.

3. Comprehensive Income

The Company computes comprehensive income in accordance with Statement of Financial Accounting Standards No. 130 (“SFAS 130”) “Reporting Comprehensive Income.” SFAS 130 establishes standards for the reporting and display of comprehensive income and its components in the financial statements. Other comprehensive income, as defined, includes all changes in equity during a period from non-owner sources, such as unrealized gains and losses on available-for-sale securities, foreign currency translation and the changes in fair value of the effective portion of our outstanding cash flow hedge contracts. Total comprehensive income for the three months ended January 2, 2005 and January 4, 2004, were as follows:

	Three Months Ended
(000’s omitted)	January 2, 2005	January 4, 2004

Net income (loss)	$(566)	$2,681
Unrealized gain (loss) on available-for-sales securities, net of tax	(41)	1
Foreign currency translation adjustment	(99)	562
Net unrealized gain (loss) on cash flow hedges	18	(246)

Total comprehensive income	$(688)	$2,998

4. Stock Option Plans

At January 2, 2005, the Company had three stock-based compensation plans. The Company’s 1992 and 2001 stock option plans provide for the granting of options to officers and other key employees to purchase the Company’s Common Stock at a purchase price, in the case of incentive stock options, at least equal to the fair market value per share of the outstanding Common Stock of the Company at the time the option is granted, as determined by the Compensation Committee of the Board of Directors. Options are no longer granted under the 1992 plan. The options vest in equal annual installments over two or four years and have a maximum life of 10 years. The Company’s Non-employee Director Stock Option Plan provides for the grant of options to purchase 10,000 shares of Common Stock to Directors of the Company who are not also employees of the Company or any of its subsidiaries upon the Directors’ initial appointment to the Board of Directors. The Non-employee Director options vest in equal annual installments over a four year period. The Non-employee Director options are granted at an exercise price equal to the fair market value of the Common Stock on the date the option is granted.

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

	Three Months Ended
(000’s omitted, except per share data)	January 2, 2005	January 4, 2004

Net income (loss)-as reported	$(566)	$2,681
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(646)	(621)

Net income (loss)-pro forma	$(1,212)	$2,060

Earnings per share:
Basic – as reported	$(0.06)	$0.29

Basic – pro forma	$(0.13)	$0.23

Diluted – as reported	$(0.06)	$0.29

Diluted – pro forma	$(0.13)	$0.22

The above pro forma amounts may not be representative of the effects on reported net income for future years. The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions for the three months ended January 2, 2005 and January 4, 2004:

	2005	2004
Dividend yield	0%	0%
Expected volatility	67.2%	66.4%
Risk-free interest rate	3.71%	3.43%
Expected lives	5 years	5 years

5. Earnings per Share

The shares used for calculating basic earnings per common share were the weighted average shares of common stock outstanding during the period and the shares used for calculating diluted earnings per common share were the weighted average shares of common stock outstanding during the period plus the dilutive effect of stock options. During the three months ended January 2, 2005, the effect of stock options was excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive due to the net loss incurred.

(000’s omitted)	Three Months Ended
	January 2, 2005	January 4, 2004
Average shares outstanding for basic earnings per share	9,522	9,103
Dilutive effect of stock options	0	145

Average shares outstanding for diluted earnings per share	9,522	9,248

6. Derivative Instruments and Hedging Activities

The Company operates globally, and its earnings and cash flows are exposed to market risk from changes in currency exchange rates. The Company addresses these risks through a risk management program that includes the use of derivative financial instruments. The program is operated pursuant to documented corporate risk management policies. The Company does not enter into any derivative transactions for speculative purposes.

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

The Company had one foreign currency forward contract outstanding, serving as a hedge of a substantial portion of our Euro-denominated intercompany balances, in the notional amount of approximately 4.5 million Euros at January 2, 2005. The net settlement amount of this contract at January 2, 2005, was an unrealized gain of approximately $138,000.

The Company occasionally uses foreign currency forward contracts to manage its currency transaction exposures from forecasted foreign currency denominated sales to its subsidiaries. These currency forward contracts are designated as cash flow hedges under SFAS 133; therefore, the effective portion of the gain or loss is reported as a component of other comprehensive income and will be reclassified into earnings in the same period or periods during which the hedged forecasted transaction affects earnings. The ineffective portion of the derivative’s change in fair value would be recognized currently through earnings regardless of whether the instrument is designated as a hedge.

At January 2, 2005, the Company had no outstanding foreign currency forward contracts serving as cash flow hedges.

Net realized losses from foreign currency forward contracts totaled $639,000 during the quarter ended January 2, 2005 and are included in the consolidated statement of income compared to net realized losses of $509,000 for the prior year’s quarter.

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

Product warranty activity for the three months ended January 2, 2005 is as follows:

(000’s omitted)	Balance at October 3, 2004	Accruals for warranties issued during the period	Decrease to pre- existing warranties	Balance at January 2, 2005
	$2,679	$363	$67	$2,975

8. Acquisitions

Revivant Corporation

On October 4, 2004, the Company exercised its option to acquire Revivant Corporation (“Revivant”) of Sunnyvale, California, the manufacturer of the AutoPulse™ Non-invasive Cardiac Support Pump (“AutoPulse”). The option was part of an agreement entered into in August 2003, through which ZOLL invested $7 million in Revivant preferred stock and provided $5 million of debt financing in exchange for a 15% stake in Revivant and the option to acquire their remaining outstanding shares. On October 12, 2005, the Company completed its acquisition of 100 percent of the equity of Revivant. The AutoPulse is an FDA-approved device that offers the potential of restoring near-normal blood flow levels in victims of Sudden Cardiac Arrest (SCA). The acquisition presents an opportunity to expand the Company’s presence in the resuscitation market.

In addition to the existing $7 million preferred stock investment and the $5 million of debt financing previously provided to Revivant, upon the consummation of the acquisition, the Company paid initial merger consideration of approximately $15 million comprised of 50% cash and 50% ZOLL common stock (224,300 shares). The agreement provides that the Company will make (i) milestone payments targeted at $15 million, contingent on the completion of certain clinical trials with the AutoPulse through 2006 and (ii) additional payments for the years 2005 through 2007 based on the growth of AutoPulse sales. In general, these additional payments will be a combination of cash and ZOLL common stock. These additional payments, if and when made, will be allocated to goodwill.

The Company has registered under the applicable securities laws an additional 765,509 shares of ZOLL common stock that may be issued upon achievement of these milestones. During the quarter ended January 2, 2005, the Company had accrued $1 million for Revivant’s attainment of a milestone related to the publication of clinical data, which will be paid $500,000 in cash and the remainder in shares of ZOLL common stock (15,188 shares).

From October 12, 2004, the results of operations of Revivant are included in the consolidated income statement of the Company.

The following is a summary of the Company’s estimate of the fair values of the assets acquired and liabilities assumed at the date of acquisition. The results of the Company’s estimate are preliminary at this time and the final results may differ from the preliminary estimate of the fair value of the acquired intangible assets. The Company will finalize the purchase price allocation upon finalizing the valuation of the intangible assets and obtaining other relevant information relating to the acquisition.

(000’s omitted)
Assets:
Current Assets	$3,560
Property and equipment	226
Goodwill	23,966
Intangible assets subject to amortization (estimated 11 year weighted-average useful life)	6,600
Other assets	9

Total assets acquired	$34,361

Liabilities:
Current liabilities	$3,910

Total liabilities assumed	3,910

Net assets acquired	$30,451

The $24.0 million of goodwill will be assigned to our only reportable segment which is the design, manufacture and marketing of an integrated line of proprietary non-invasive resuscitation devices, and systems used for the treatment of victims of trauma, including sudden cardiac arrest. The goodwill is not deductible for income tax purposes. The intangibles acquired included $6.4 million developed technology and $200,000 of backlog. The backlog has been expensed in the first quarter of fiscal 2005. The developed technology will be amortized on a straight-line basis over its 11 year estimated useful life.

Supplemental Pro Forma Information – Unaudited

The unaudited pro forma combined condensed statements of income for the period ended January 2, 2005 give effect to the acquisition of Revivant as if the acquisition had occurred at the beginning of the year, October 4, 2004, and the corresponding period in the prior year after giving effect to certain adjustments, including amortization of the intangibles subject to amortization and related income taxes.

The unaudited pro forma combined condensed statements of income are not necessarily indicative of the financial results that would have occurred if the Revivant acquisition had been consummated on October 4, 2004, or the corresponding period in the prior year, nor are they necessarily indicative of the financial results which may be attained in the future.

The proforma statement of income is based upon available information and upon certain assumptions that ZOLL’s management believes are reasonable. The Revivant acquisition is being accounted for using the purchase method of accounting. The allocation of the purchase price is preliminary. Final amounts could differ from those reflected in the pro forma statement of income, and such differences could be significant.

	Three Months Ended (Unaudited)
(000’s omitted, except per share data)	January 2, 2005	January 4, 2004
Net sales	$50,629	$50,842
Net loss	$(822)	$(1,413)
Net loss per common share
Basic	$(0.09)	$(0.15)
Diluted	$(0.09)	$(0.15)

Infusion Dynamics, Inc.

The prior year acquisition of Infusion Dynamics, Inc. (“Infusion”) provided for additional earn out and royalty payments (contingent payments) based on performance of the business. For the quarter ended January 2, 2005, the Company made a $405,000 earn out payment to Infusion. Payment of this additional consideration was allocated to goodwill.

9. Intangibles and Other Assets

Intangibles and other assets consist of:

	Weighted Average Life	January 2, 2005		October 3, 2004
(000’s omitted)		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Prepaid license fees	20 years	$9,578	$1,327	$9,413	$1,158
Patents	10 years	11,022	918	4,583	665
Other assets	—	2,960	1,476	2,937	1,430

		$23,560	$3,721	$16,933	$3,253

Amortization of acquired intangibles for the three months ended January 2, 2005 and January 4, 2004 was approximately $302,000 and $0, respectively, and is included in operating expenses in the consolidated income statement.

10. Income Taxes

The Company’s effective tax rate for the three months ended January 2, 2005 was a tax benefit of 43% as compared to tax provision of 33% for the same period in fiscal 2004. The difference in the effective tax rate is due to a discrete $130,000 U.S. research and development tax credit recorded during the quarter ended January 2, 2005, due to the enactment into law of the American Jobs Creation Act subsequent to October 3, 2004. Without the impact of the one-time benefit, the effective tax rate is 30%.

11. Legal Proceedings

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

The Company has been informed by the federal government that it is conducting an investigation regarding two sales of defibrillators in fiscal 2000 to a distributor, which were then allegedly trans-shipped to Iran without the required export licenses. The Company is cooperating with the Department of Justice in connection with its ongoing investigation, and has provided requested information. The two sales in question represented approximately $150,000 of net income in fiscal 2000. Although it is premature to determine the likely outcome of the investigation, it is possible that the Company may be subject to civil or criminal fines and sanctions as a result of this matter.

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

12. Recent Accounting Pronouncements

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

Statement 123(R) must be adopted no later than the first interim or annual period beginning after June 15, 2005. We expect to adopt Statement 123(R) in our fourth quarter of fiscal 2005.

Statement 123(R) permits public companies to adopt its requirements using one of two methods.

1.	A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of Statement 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of Statement 123 for all awards granted to employees prior to the effective date of Statement 123(R) that remain unvested on the effective date.

2.	A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under Statement 123 for purposes of pro forma disclosures for either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

The Company has not completed its analysis of the different methods and has not yet determined which method it will adopt. However, based upon our previous Statement 123 proforma disclosure including those in Footnote 4, we estimate our adoption to dilute our earnings as reported by approximately $600,000-$700,000 per quarter. Consequently, this impact has not been included in the historical financial statements for any period presented, nor has it been included in the comparable forward-looking guidance regularly provided by the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

We are committed to developing technologies that help advance the practice of resuscitation. With products for pacing, defibrillation, circulation, ventilation, and fluid resuscitation, we provide a comprehensive set of technologies that can help clinicians, EMS professionals, and lay rescuers resuscitate sudden cardiac arrest or trauma victims. We also design and market software that automates the documentation and management of both clinical and non-clinical data.

We continue to be in a strong financial position despite the negative impact of the Revivant acquisition. Our balance sheet remains healthy with $45.2 million of cash, cash equivalents and short-term investments, and no long-term debt. Revenue for the first quarter was flat due to lower than expected sales in the North American hospital business as well as the anticipated reduction in U.S. military volume. The performance in the North American hospital business was offset by sales to the North American pre-hospital market and international market.

In an effort to reduce expenses on a go forward basis, on January 20, 2005, we reduced our headcount by approximately thirty employees during the quarter and will continue to pare back spending where possible in order to return to profitability. We expect to see the full benefit of these actions during the third quarter.

Three Months Ended January 2, 2005 Compared To Three Months Ended January 4, 2004

Sales

Net sales by customer/product categories are as follows:

(000’s omitted)	2005	2004	% Change
Devices and Accessories to the Hospital Market-North America	$13,869	$19,254	(28)%
Devices, Accessories, and Data Management Software to the Pre-hospital Market-North America	18,173	14,820	23%
Other Products to North America	4,599	5,289	(13)%

Subtotal North America	36,641	39,363	(7)%
All Products to the International Market	13,988	11,479	22%

Total Sales	$50,629	$50,842	0%

Net sales were flat at $51 million for the three months ended January 2, 2005, as compared to the same period a year earlier. A significant reason for this lack of total growth was due to the fact that approximately $6 million of equipment sales to the U.S. military was included in the prior year’s comparable quarter which did not repeat in the current year’s quarter. We anticipated that this prior year’s military business was unlikely to repeat in the current year. We were unable to grow sufficiently in other areas to compensate for this reduction of military sales.

Sales to the North American hospital market decreased approximately $5.4 million compared to the same period a year prior. This decrease was attributable to a decreased volume of our capital equipment sold to the U.S. military due to the completion of the PMI (Patient Movement Item) contract, and our inability to replace that business in the current year’s quarter with sufficient volume of other hospital business. We believe that the introduction of the AutoPulse to our sales force in the current quarter may have disrupted their focus and ability to close deals on the defibrillator business.

Sales to the North American pre-hospital market increased approximately $3.4 million compared to the same period a year ago. The growth in the North American pre-hospital market was driven by $1.6 million in sales of the AutoPulse product included from October 12th forward with the acquisition of Revivant and approximately $800,000 due to improved volume with our AED Plus product. We also saw a modest increase in the volume of equipment sales to the EMS market.

Total sales of the AED Plus product to all our markets were $8.2 million in comparison to $6.8 million for the same period last year. This increase reflects additional sales force resources assigned to the AED market and was driven by volume from increased market share.

International sales increased by approximately $2.5 million in comparison to the same period a year earlier. This increase included a favorable impact of approximately $400,000 from foreign currency exchange rate movements. The growth in our international sales include approximately $1.6 million of increased sales volume through our European subsidiaries and approximately $700,000 of increased sales volume in our Latin American distributors.

Gross Margins

Gross margin for the three months ended January 2, 2005 remained constant at approximately 56% of revenue as compared to the comparable prior year quarter. Margins for the quarter ended January 2, 2005 were reduced approximately 1% from the quarter ended January 4, 2004 due to a lower volume of M Series options in the current year period which carry a higher margin and were offset, in part, by an increased volume of data management sales.

Backlog

We ended the quarter January 2, 2005 with a capital equipment backlog of approximately $1.5 million compared to approximately $4 million at the end of fiscal year 2004. As we grow, in order to facilitate shipments given heavy end of quarter orders, we believe we need to establish a permanent backlog of orders that will not be shipped at the end of each quarter. Due to possible changes in delivery schedules, cancellation of orders and delays in shipments, our backlog at any particular date is not necessarily an accurate predictor of revenue for any succeeding period. Over the course of fiscal 2005, we hope to establish a permanent backlog of approximately $2 to $3 million.

Costs and Expenses

Operating expenses for the three months ended January 2, 2005 and January 4, 2004 are as follows:

(000’s omitted)	2005	% of Sales	2004	% of Sales	Change %
Selling and marketing	$19,667	39%	$17,756	35%	11%
General and administrative	4,273	8%	3,185	6%	34%
Research and development	5,828	12%	4,340	9%	34%

Total expenses	$29,768	59%	$25,281	50%	18%

Selling and marketing expenses increased $1.9 million for the three months ended January 2, 2005 compared to the three months ended January 4, 2004. The increase in selling and marketing expense was driven by $1.2 million of personnel costs of our expanded sales force, approximately $500,000 for expanded marketing programs, and approximately $300,000 of additional depreciation expense related to our newly deployed AutoPulse demonstration units and for amortization of our newly acquired technology. Approximately $500,000 of the total increase year over year is related to selling and marketing expenses of Infusion Dynamics and Revivant Corporation whose results were not included in the prior year’s quarter’s expenses.

General and administrative expenses increased $1.1 million for the three months ended January 2, 2005 compared to the three months ended January 4, 2004. This increase is primarily due to increased legal fees of approximately $350,000, approximately $100,000 of increased consulting fees due to Sarbanes-Oxley compliance and approximately $150,000 due to increased amortization of patents as we introduce our new products. In addition, approximately $300,000 of the total increase year over year is due to the acquisitions of Infusion Dynamics and Revivant Corporation which were not included in the prior year’s quarter’s expenses.

Research and development expenses increased $1.5 million for the three months ended January 2, 2005 compared to the three months ended January 4, 2004. Approximately $1.1 million of this change is attributable to spending at Infusion Dynamics and Revivant Corporation which were not included in comparable quarter of the prior year. The remaining increase reflects continued expenditures on existing product platforms and on new projects.

Income Taxes

Our effective tax benefit rate was 43% for the three months ended January 2, 2005 as compared to an effective tax provision rate of 33% for the same period in fiscal 2004. The difference in the effective tax rate is due to a discrete $130,000 research and development tax credit recorded during the quarter ended January 2, 2005 due to the enactment into law of the American Jobs Creation Act subsequent to October 3, 2004. We believe our effective tax rate for the full fiscal year of 2005 will approximate 30%.

Liquidity and Capital Resources

Our overall financial condition remains strong. Our cash and cash equivalents at January 2, 2005 totaled $27.3 million compared with $40.7 million at October 3, 2004. In addition, we had marketable securities of $17.9 million at January 2, 2005 in comparison to $18.3 million at October 3, 2004. We have no long-term debt.

Cash Requirements:

We believe that the combination of existing cash, cash equivalents, and highly liquid short-term investments on hand, along with future cash to be generated by operations and amounts available under our line of credit will be sufficient to meet our ongoing operating and capital expenditure requirements for the foreseeable future. We believe we have, and will maintain, sufficient cash to meet future milestone contingency payments related to the Revivant acquisition. We may also need to draw on these funds in the future for potential acquisitions.

Sources and Uses of Cash:

To assist with the discussion, the following table presents the abbreviated cash flows for the three months ended January 2, 2005, and January 4, 2004:

(000’s omitted)	Three months ended January 2, 2005	Three months ended January 4, 2004
Net income (loss)	$(566)	$2,681
Changes not affecting cash	2,974	2,576
Changes in current assets and liabilities	(6,529)	(7,489)

Cash used for operating activities	(4,121)	(2,232)
Cash used for investing activities	(9,742)	(5,940)
Cash provided by financing activities	229	1,537
Effect of foreign exchange rates on cash	234	388

Net change in cash and cash equivalents	(13,400)	(6,247)
Cash and cash equivalents – beginning of period	40,685	40,780

Cash and cash equivalents – end of period	$27,285	$34,533

Operating Activities

The increase in cash used for operating activities was primarily attributable to a decrease from net income in the prior year quarter to a net loss in the current year quarter which was responsible for $3.2 million of this change. The current quarter net loss results from lower U.S. military sales which occurred in the prior year quarter which did not recur in the current quarter. Offsetting the decrease in net income was an approximate $6.4 million increase in cash provided by a reduction in accounts receivable. This increase in cash was primarily due to successful collection efforts. We also used approximately $5.2 million of cash to build up inventory at the end of the quarter January 2, 2005 when compared to the prior year quarter. This increase in inventory relates to approximately $2.3 million of inventory associated with a recent U.S. military contract award, approximately $1.5 million due to the revenue shortfall in the quarter ended January 2, 2005, which left us with more product on hand than expected, and $700,000 of additional AutoPulse inventory built subsequent to the acquisition date, October 12, 2004, of Revivant. Our recent U.S. military contract award requires us to build a certain number of M Series CCTs and to store such units in our warehouse to be able to ship these units on an accelerated schedule to the government should they decide to purchase them. The government is responsible for reimbursing our costs to build and maintain these units until they decide whether or not to purchase the units.

Investing Activities

The $3.8 million increase in cash used in investing activities stems from the October 2004 purchase of Revivant for approximately $6.5 million in net cash offset by lower net purchases of marketable securities in the current fiscal year quarter compared to the prior year. During the current quarter, we also made our first milestone earn-out payment to the former owners of Infusion Dynamics, totaling approximately $405,000.

Financing Activities

Cash provided by financing activities decreased by approximately $1.3 million from the previous year period. The change reflects a lower number of stock options exercised during the current quarter (15,682 shares in the current quarter verses 73,359 in the previous year quarter) at a lower weighted-average exercise price per share ($17.96 in the current quarter verses $20.93 in the previous year quarter).

Investments

As of January 2, 2005, we had investments in privately held technology companies with a carrying value of $1.6 million. We have performed a review of these investments and determined the carrying value of these investments approximates their fair value.

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

We exercised our option to acquire Revivant Corporation (“Revivant”) on October 12, 2004. We paid $15 million in the form of cash and shares of our Common Stock as the initial merger consideration. As of January 2, 2005, we accrued $1 million for the first milestone payment. We may be required to make future milestone payments, estimated to be approximately $14 million, tied to the completion of certain clinical trials of the AutoPulse™ Resuscitation System through 2006. As of January 2, 2005, we may also make additional payments for the years 2005 through 2007 based on the growth of the AutoPulse sales. Because additional consideration is based on the growth of the AutoPulse sales, a reasonable estimate of the potential total purchase price cannot be determined. All payments will generally be a combination of cash and shares of our Common Stock.

We also have an option exercisable through October 2005 to acquire the remainder of LifeCOR, Inc. (“LifeCOR”) assets. If the option is exercised, we will make earn out payments to LifeCOR’s shareholders based upon future revenue growth of the acquired business over a five-year period. Because additional consideration is based on the growth of sales over a five-year period, a reasonable estimate of the total acquisition cost cannot be determined. As of January 2, 2005, we are also providing a $700,000 working capital line of credit to LifeCOR secured by LifeCOR’s accounts receivable and other assets. We provided LifeCOR an additional $350,000 to the working capital line of credit subsequent to the end of the quarter.

Debt Instruments and Related Covenants

We maintain a working capital line of credit with our bank. Under this working capital line, we may borrow on a demand basis. Currently, we may borrow up to $12.0 million at an interest rate equal to the bank’s base rate. No borrowings were outstanding on this line during the quarter ended January 2, 2005. There are no covenants related to this line of credit.

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

(000’s omitted)	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Non-Cancelable Operating Lease Obligations	$9,958	$2,083	$3,364	$2,879	$1,632
Purchase Obligations	383	383	—	—	—

Total Contractual Obligations	$10,341	$2,466	$3,364	$2,879	$1,632

Purchase obligations include all legally binding contracts which are non-cancelable. Purchase orders or contracts for the purchase of raw materials and other goods and services are not included in the table above. Purchase orders represent authorizations to purchase rather than binding agreements. For the purposes of this table, purchase obligations for purchase of goods and services are defined as agreements that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Our purchase orders are based upon our current inventory needs and are fulfilled by our suppliers within short time periods. We also enter into contracts for outsourced services; however, the obligations under these contracts are not significant and the contracts generally contain clauses allowing for cancellation without significant penalty.

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

In addition, contractual obligations that are contingent upon future performance and growth of sales are not included in the table above. These include the additional earn out payments and royalty payments for Infusion Dynamics through fiscal 2006; additional earn out payments for Revivant Corporation through fiscal 2007; and if we exercise our option, the additional earn out payments for LifeCOR through fiscal 2009. Because all of these earn out and royalty payments are based upon the growth of sales over several years, a reasonable estimate of the future payment obligations cannot be determined.

Hedging Activities

We use forward contracts to reduce our exposure to foreign currency risk due to fluctuations in exchange rates underlying the value of intercompany accounts receivable denominated in foreign currencies as well as forecasted sales to subsidiaries denominated in foreign currencies. We had one forward exchange contract outstanding serving as a hedge of our Euro intercompany receivables in the notional amount of approximately 4.5 million Euros at January 2, 2005. The contract serves as a hedge of a substantial portion of our Euro-denominated intercompany balances. The fair value of the foreign currency derivative contract outstanding at January 2, 2005 was approximately $6.0 million resulting in an unrealized gain of $138,000. We had no forward exchange contracts outstanding serving as a hedge of a portion our forecasted sales to our subsidiaries at January 2, 2005.

Net realized losses from foreign currency forward contracts totaled $639,000 during the quarter ended January 2, 2005 and are included in the consolidated statement of income compared to net realized losses of $509,000 for the prior year’s quarter. Any gains or losses on the fair value of the derivative contract would be largely offset by the losses and gains on the underlying transaction. These offsetting gains and losses are not reflected above.

Legal and Regulatory Affairs

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

The Company has been informed by the federal government that it is conducting an investigation regarding two sales of defibrillators in fiscal 2000 to a distributor, which were then allegedly trans-shipped to Iran without the required export licenses. The Company is cooperating with the Department of Justice in connection with its ongoing investigation, and has provided requested information. The two sales in question represented approximately $150,000 of net income in fiscal 2000. Although it is premature to determine the likely outcome of the investigation, it is possible that the Company may be subject to civil or criminal fines and sanctions as a result of this matter.

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

Revenue Recognition

Revenues from sales of cardiac resuscitation devices, disposable electrodes and accessories are recognized when a signed non-cancelable purchase order exists, the product is shipped, title and risk have passed to the customer, the fee is fixed and determinable, and collection is considered probable. Circumstances which generally preclude the immediate recognition of revenue include shipping terms of FOB destination or the existence of a customer acceptance clause in a contract based upon customer inspection of the product. In these instances, revenue is deferred until adequate documentation is obtained to ensure that these criteria have been fulfilled. Similarly, revenues from the sales of our products to distributors fall under the same guidelines. For all significant orders placed by our distributors, we require an approved purchase order, we perform a credit review, and we ensure that the terms on the purchase order or contract are proper and do not include any contingencies which preclude revenue recognition. We do not typically offer any special right of return, stock rotation or price protection to our distributors or the end customers.

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

We have been awarded a contract by the U.S. government to achieve a “state of readiness” to supply defibrillators on short notice. Based on the award, we will be receiving two types of payments from the U.S. government. The first payment is to reimburse us for the cost to acquire inventories required to meet potentially short notice delivery schedules. This payment will be carried on our balance sheet as a liability under government contract.

We also are receiving a second payment from the U.S. government to compensate us for managing the purchase, build, storage and inventory rotation process. This payment also compensates us for making future production capacity available. The portion of this second payment associated with the purchase and build aspects of the contract is being recognized on a percentage of completion basis while the portion of the second payment for the storage, inventory rotation and facilities charge is being recognized ratably over the year.

This government contract is for one year and the U.S. government has four one-year extension options that require the payment of additional fees to us if exercised. The U.S. government has two ways to acquire defibrillators under this contract. They may buy on a replenishment basis, which means we will record a sale under our normal U.S. government price list and maintain our “state of readiness” or they may buy on a non-replenishment basis which will still allow us to obtain normal margins but it will reduce our future obligations under this arrangement.

During the first quarter, we recognized approximately $500,000 of percentage completion revenue under this contract. During the second quarter, we anticipate recognition of approximately $400,000 of percentage completion revenue under this contract as we complete our “state of readiness”. In addition, over the course of the four quarters of 2005, we are recognizing approximately $500,000 of revenue ratably related to the storage, inventory rotation and maintenance of capacity.

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

As of January 2, 2005, our accounts receivable balance of $48 million is reported net of allowances of $5 million. We believe our reported allowances at January 2, 2005 are adequate. If the financial conditions of our customers were to deteriorate, however, resulting in their inability to make payments, we may need to record additional allowances, resulting in additional expenses being recorded for the period in which such determination was made.

Warranty Reserves

Our products are sold with warranty provisions that require us to remedy deficiencies in quality or performance over a specified period of time, usually one to five years. We provide for the estimated cost of product warranties at the time product is shipped and revenue is recognized. The costs which we estimate include material, labor, and shipping. While we engage in product quality programs and processes, our warranty obligation is affected by product failure rates, material usage and service delivery costs incurred in correcting a product failure. We believe that our recorded liability of $3.6 million at January 2, 2005 is adequate to cover future costs for the servicing of our products sold through that date and under warranty. If actual product failure rates, material usage or service delivery costs differ from our estimates, revisions to the estimated warranty liability would be required.

Inventory Reserves

Significant management judgment is required to determine the reserve for obsolete or excess inventory. Inventory on hand may exceed future demand either because the product is outdated, obsolete, or because the amount on hand is in excess of future needs. We provide for the total value of inventories that we determine to be obsolete based on criteria such as customer demand and changing technologies. We estimate excess inventory amounts by reviewing quantities on hand and comparing those quantities to sales forecasts for the next 12 months; identifying historical service usage trends and matching that usage with the installed base quantities to estimate future needs. At January 2, 2005, our inventory reserves were $3.6 million, or 8.8% of our $41.1 million gross inventories.

We value our inventories at the lower of cost or market. Cost is determined by the first-in, first-out (“FIFO”) method, including material, labor and factory overhead.

Goodwill and Other Intangibles

At January 2, 2005, we had approximately $27.6 million in goodwill primarily resulting from our acquisitions of Revivant Corporation and Infusion Dynamics. In accordance with SFAS 142, Goodwill and Other Intangible Assets, we test our goodwill for impairment at least annually by comparing the fair value of our reporting units to the carrying value of those reporting units. Fair value is determined based on an estimate of the discounted future cash flows expected from the reporting units. The determination of fair value requires significant judgment on the part of management about future revenues, expenses and other assumptions that contribute to the net cash flows of the reporting units. Additionally, we periodically review our goodwill for impairment whenever events or changes in circumstances indicate that an impairment indicator has occurred.

Investments

At January 2, 2005, we had $1.6 million in investments in privately held companies focused in the medical devices industry. These investments are carried at cost. We periodically review the fair value of our investments to determine if impairment has occurred. We estimate the fair value of these investments based on an analysis of discounted cash flows. If we determine that the carrying value of an investment exceeds its fair value, we record an impairment charge to adjust the carrying value to estimated fair value, if the impairment is deemed other-than-temporary. The estimate of fair value of these investments, and the determination of whether impairment is temporary, requires that management make significant judgments that could affect the timing and amount of any impairment charge recorded.

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

Safe Harbor Statements

Certain statements contained herein constitute “forward-looking statements” as that term is defined under the Private Securities Litigation Reform Act of 1995 (the “Act”) and releases issued by the Securities and Exchange Commission and within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act of 1934. The words “believe,” “expect,” “anticipate,” “intend,” “estimate” and other expressions which are predictions of or indicate future events and trends and which do not relate to historical matters identify forward-looking statements. Particularly, the Company’s expectations regarding future operational liquidity, contractual obligations and other commercial commitments, and capital requirements are forward-looking statements. Reliance should not be placed on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, which may cause the actual results, performance or achievements of the Company to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements. The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise. Factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements include, but are not limited to, the length and severity of the current economic slowdown and its impact on capital spending budgets, the potential disruption in the transportation industry on the Company’s supply chain and product distribution channels, adoption of the Financial Accounting Standards Board Statement No. 123R, Share-Based Payment, and those other risks and uncertainties contained under the heading “Risk Factors”.

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

We have been informed by the federal government that it is conducting an investigation regarding two sales of defibrillators in fiscal 2000 to a distributor, which were then allegedly trans-shipped to Iran without the required export licenses. We are cooperating with the Department of Justice in connection with its ongoing investigation, and have provided requested information. The two sales in question represented approximately $150,000 of net income in fiscal 2000. Although it is premature to determine the likely outcome of the investigation, it is possible that the Company may be subject to civil or criminal fines and sanctions as a result of this matter. There can be no assurance that the penalty will not be material.

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

Our Adoption of FASB Statement 123(R) Will Result in Additional Expense Being Charged to Our Income Statement Which Might Cause Our Stock Price to Fluctuate

We will adopt FASB Statement 123(R) in the fourth quarter of 2005. While we have disclosed the historical impact under FASB Statement 123, we have not determined the impact adoption of FASB Statement 123(R) will have on our financial statements nor have we determined our method of adoption. Adoption may result in results that are different than what investors anticipate. This may cause volatility in our stock price.

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

Our International Sales Expose Our Business to a Variety of Risks That Could Result in Significant Fluctuations in Our Results of Operations

Approximately 32% of our sales for the quarter ended January 2, 2005 were made to foreign purchasers and we plan to increase the sale of our products to foreign purchasers in the future. As a result, a significant portion of our sales is and will continue to be subject to the risks of international business, including:

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

Intangibles and Goodwill We Currently Carry on Our Balance Sheet May Become Impaired.

At January 2, 2005, we had approximately $46 million of goodwill and intangible assets on our balance sheet. These assets are subject to impairment if the cash flow that we generate from these assets specifically, or our business more broadly, are insufficient to justify the carrying value of the assets. Factors affecting our ability to generate cash flow from these assets include, but are not limited to, general market conditions, product acceptance, pricing and competition, distribution, costs of production and operations.

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

We had one forward exchange contract outstanding serving as a hedge of our Euro intercompany receivables in the notional amount of approximately 4.5 million Euros at January 2, 2005. The contract serves as a hedge of a substantial portion of our Euro-denominated intercompany balances. The fair value of the foreign currency derivative contract outstanding at January 2, 2005 was approximately $6.0 million resulting in an unrealized gain of $138,000. A sensitivity analysis of a change in the fair value of the Euro derivative foreign exchange contract outstanding at January 2, 2005 indicates that, if the U.S. dollar weakened by 10% against the Euro, the fair value of this contract would decrease by $597,000 resulting in a total loss on the contract of $459,000. Conversely, if the U.S. dollar strengthened by 10% against the Euro, the fair value of this contract would increase by $543,000 resulting in a total gain on the contract of $681,000. Any gains and losses on the fair value of the derivative contract would be largely offset by losses and gains on the underlying transaction. These offsetting gains and losses are not reflected in the analysis above.

Intercompany Receivable Hedge

Exchange Rate Sensitivity: January 2, 2005

(Amounts in $)

	Expected Maturity Dates						Total	Unrealized Gain
	2005	2006	2007	2008	2009	Thereafter
Forward Exchange Agreements (Receive $/Pay Euro) Contract Amount	$6,109,000						$6,109,000	$138,000
Average Contract Exchange Rate	1.3576	—	—	—	—	—	1.3576

We had no forward exchange contracts outstanding serving as a hedge of a portion our forecasted sales to our subsidiaries at January 2, 2005.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, an evaluation had been performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the Company’s management, including the CEO and CFO, concluded that, as of January 2, 2005, the Company’s disclosure controls and procedures were effective in ensuring that material information relating to the Company required to be included in the Company’s periodic SEC filings was made known to them on a timely basis.

Changes in Internal Controls Over Financial Reporting

There have been no significant changes in the Company’s internal controls over financial reporting that occurred during the quarter ended January 2, 2005, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

The Company has been informed by the federal government that it is conducting an investigation regarding two sales of defibrillators in fiscal 2000 to a distributor, which were then allegedly trans-shipped to Iran without the required export licenses. The Company is cooperating with the Department of Justice in connection with its ongoing investigation, and has provided requested information. The two sales in question represented approximately $150,000 of net income in fiscal 2000. Although it is premature to determine the likely outcome of the investigation, it is possible that the Company may be subject to civil or criminal fines and sanctions as a result of this matter.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Not Applicable.

Item 5. Other Information

(a)	Not Applicable.

(b)	During the period covered by this report there were no material changes to the procedures by which security holders may recommend nominees to the Board of Directors.

Item 6. Exhibits

1.	Exhibit 10.18 – Form of Non-Qualified Stock Option Agreement under the ZOLL Medical Corporation Non-Employee Directors’ Stock Option Plan (1)

2.	Exhibit 31.1 – Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

3.	Exhibit 31.2 – Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

4.	Exhibit 32.1* – Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

5.	Exhibit 32.2* – Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	This certification shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, nor shall it be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.
(1)	Incorporated by reference from the Company’s Form 8-K filed with the Securities and Exchange Commission on November 15, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on February 11, 2005.

ZOLL MEDICAL CORPORATION

Date: February 11, 2005	By:	/s/ Richard A. Packer
Richard A. Packer, Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: February 11, 2005	By:	/s/ A. Ernest Whiton
A. Ernest Whiton,
Vice President of Administration and Chief Financial Officer
(Principal Financial and Accounting Officer)