Form 10-Q
period 2005-04-03
ZOLL MEDICAL CORPORATION
filed 2005-05-13
CIK 887568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934.

For the three month period from January 3, 2005 to April 3, 2005.

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock:

Class	Outstanding at May 9, 2005
Common Stock, $0.02 par value	9,574,809

This document consists of 34 pages.

ZOLL MEDICAL CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ZOLL MEDICAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(000’s omitted, except per share data)

(Unaudited)

	April 3, 2005	October 3, 2004
ASSETS
Current assets:
Cash and cash equivalents	$21,472	$40,685
Marketable securities	17,408	18,325
Accounts receivable, less allowance of $4,775 at April 3, 2005, and $4,855 at October 3, 2004	53,167	51,038
Inventories:
Raw materials	16,255	12,284
Work-in-process	5,108	4,379
Finished goods	19,329	15,039

	40,692	31,702
Prepaid expenses and other current assets	7,556	7,273

Total current assets	140,295	149,023
Property and equipment, at cost:
Land and building	1,144	1,136
Machinery and equipment	42,517	39,949
Construction in progress	4,080	3,834
Tooling	9,007	8,155
Furniture and fixtures	3,041	2,796
Leasehold improvements	4,441	4,417

	64,230	60,287
Less: accumulated depreciation	39,807	36,066

Net property and equipment	24,423	24,221

Investments	1,580	9,858
Notes receivable	1,937	7,129
Goodwill	27,314	3,281
Intangibles and other assets, net	19,575	13,680

	$215,124	$207,192

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,301	$12,321
Accrued expenses and other liabilities	25,302	21,917

Total current liabilities	34,603	34,238
Deferred income taxes	2,008	2,008
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, authorized 1,000 shares, none issued and outstanding
Common stock, $0.02 par value, authorized 19,000 shares, 9,575 and 9,309 issued and outstanding at April 3, 2005 and October 3, 2004, respectively	191	186
Capital in excess of par value	114,557	105,916
Accumulated other comprehensive loss	(2,690)	(2,018)
Retained earnings	66,455	66,862

Total stockholders’ equity	178,513	170,946

	$215,124	$207,192

See notes to unaudited consolidated financial statements.

ZOLL MEDICAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(000’s omitted, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	April 3, 2005	April 4, 2004	April 3, 2005	April 4, 2004
Net sales	$52,491	$50,761	$103,120	$101,603
Cost of goods sold	22,820	22,258	45,020	44,397

Gross profit	29,671	28,503	58,100	57,206
Expenses:
Selling and marketing	18,980	18,236	38,647	35,992
General and administrative	4,624	3,552	8,897	6,737
Research and development	5,820	4,680	11,648	9,020

Total expenses	29,424	26,468	59,192	51,749
Income (loss) from operations	247	2,035	(1,092)	5,457
Investment and other income (expense)	(12)	291	332	870

Income (loss) before income taxes	235	2,326	(760)	6,327
Provision (benefit) for income taxes	76	768	(353)	2,088

Net income (loss)	$159	$1,558	$(407)	$4,239

Basic earnings (loss) per common share	$0.02	$0.17	$(0.04)	$0.46

Weighted average common shares outstanding	9,574	9,160	9,428	9,132

Diluted earnings (loss) per common and common equivalent share	$0.02	$0.17	$(0.04)	$0.46

Weighted average common and common equivalent shares outstanding	9,651	9,339	9,428	9,278

See notes to unaudited consolidated financial statements.

ZOLL MEDICAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(000’s omitted)

(Unaudited)

	Six Months Ended
	April 3, 2005	April 4, 2004
OPERATING ACTIVITIES:
Net income (loss)	$(407)	$4,239
Charges not affecting cash:
Depreciation and amortization	5,512	4,552
Tax benefit from the exercise of stock options	91	736
Unrealized (gain)/loss from hedging activities	(18)	131
Changes in current assets and liabilities:
Accounts receivable	(786)	2,078
Inventories	(8,775)	(3,610)
Prepaid expenses and other current assets	129	113
Accounts payable and accrued expenses	(3,840)	(4,707)

Cash (used for) provided by operating activities	(8,094)	3,532
INVESTING ACTIVITIES:
Purchases of marketable securities	(2,000)	(9,000)
Sales of marketable securities	2,765	5,260
Additions to property and equipment	(4,720)	(5,360)
Disposals of property and equipment	235	—
Payments for acquisitions, net of cash acquired	(7,110)	(8,513)
Milestone payment related to prior year acquisition	(405)	—
Other assets, net	(436)	—

Cash used for investing activities	(11,671)	(17,613)
FINANCING ACTIVITIES:
Exercise of stock options	396	2,147

Cash provided by financing activities	396	2,147
Effect of exchange rates on cash and cash equivalents	156	331

Net decrease in cash and cash equivalents	(19,213)	(11,603)
Cash and cash equivalents at beginning of period	40,685	40,780

Cash and cash equivalents at end of period	$21,472	$29,177

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period:
Income taxes	$687	$1,106
Non-cash activity during the period:
Common stock issued at fair value for acquisition of Revivant	$8,179	$—

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

Net sales by customer/product categories were as follows:

	Three Months Ended		Six Months Ended
(000’s omitted)	April 3, 2005	April 4, 2004	April 3, 2005	April 4, 2004
Hospital Market - North America	$16,952	$21,138	$30,821	$40,392
Pre-hospital Market - North America	17,763	14,082	35,936	28,902
Other - North America	5,095	5,031	9,694	10,320
International Market	12,681	10,510	26,669	21,989

	$52,491	$50,761	$103,120	$101,603

The Company reports assets on a consolidated basis to the chief operating decision maker.

Geographic information: Net sales by major geographical area, determined on the basis of destination of the goods, are as follows:

	Three Months Ended		Six Months Ended
(000’s omitted)	April 3, 2005	April 4, 2004	April 3, 2005	April 4, 2004
United States	$36,995	$38,170	$71,667	$73,725
Foreign	15,496	12,591	31,453	27,878

	$52,491	$50,761	$103,120	$101,603

No individual foreign country represented 10% or more of our revenues for the three and six months months ended April 3, 2005 and April 4, 2004.

3.    Comprehensive Income

The Company computes comprehensive income in accordance with Statement of Financial Accounting Standards No. 130 (“SFAS 130”) “Reporting Comprehensive Income.” SFAS 130 establishes standards for the reporting and display of comprehensive income and its components in the financial statements. Other comprehensive income, as defined, includes all changes in equity during a period from non-owner sources, such as unrealized gains and losses on available-for-sale securities, foreign currency translation and the changes in fair value of the effective portion of our outstanding cash flow hedge contracts. Total comprehensive income for the three and six months ended April 3, 2005 and April 4, 2004, were as follows:

	Three Months Ended		Six Months Ended
(000’s omitted)	April 3, 2005	April 4, 2004	April 3, 2005	April 4, 2004
Net income (loss)	$159	$1,558	$(407)	$4,239
Unrealized gain (loss) on available-for-sales securities, net of tax	(19)	(24)	(60)	(23)
Foreign currency translation adjustment	(550)	(196)	(649)	366
Net unrealized gain (loss) on cash flow hedges	—	81	18	(165)

Total comprehensive income	$(410)	$1,419	$(1,098)	$4,417

4.    Stock Option Plans

At April 3, 2005, the Company had three stock-based compensation plans. The Company’s 1992 and 2001 stock option plans provide for the granting of options to officers and other key employees to purchase the Company’s Common Stock at a purchase price, in the case of incentive stock options, at least equal to the fair market value per share of the outstanding Common Stock of the Company at the time the option is granted, as determined by the Compensation Committee of the Board of Directors. Options are no longer granted under the 1992 plan. The options vest in equal annual installments over two or four years and have a maximum life of 10 years. The Company’s Non-employee Director Stock Option Plan provides for the grant of options to purchase 10,000 shares of Common Stock to Directors of the Company who are not also employees of the Company or any of its subsidiaries upon the Directors’ initial appointment to the Board of Directors. The Non-employee Director options vest in equal annual installments over a four year period. The Non-employee Director options are granted at an exercise price equal to the fair market value of the Common Stock on the date the option is granted.

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

	Three Months Ended		Six Months Ended
(000’s omitted, except per share data)	April 3, 2005	April 4, 2004	April 3, 2005	April 4, 2004
Net income (loss)-as reported	$159	$1,558	$(407)	$4,239
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(621)	(627)	(1,267)	(1,309)

Net income (loss)-pro forma	$(462)	$931	$(1,674)	$2,930

Earnings per share:
Basic – as reported	$0.02	$0.17	$(0.04)	$0.46

Basic – pro forma	$(0.05)	$0.10	$(0.18)	$0.32

Diluted – as reported	$0.02	$0.17	$(0.04)	$0.46

Diluted – pro forma	$(0.05)	$0.10	$(0.18)	$0.32

The above pro forma amounts may not be representative of the effects on reported net income for future years. The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions for the six months ended April 3, 2005 and April 4, 2004:

	2005	2004
Dividend yield	0%	0%
Expected volatility	67.0%	68.1%
Risk-free interest rate	3.77%	3.14%
Expected lives	5 years	5 years

During the three and six months ended April 3, 2005, the Company issued 11,317 and 26,999 common shares, respectively, pursuant to exercised stock options for proceeds of approximately $282,000 and $396,000, respectively. For the three and six months ended April 4, 2004, the Company issued 49,504 and 122,363 common shares, respectively, for proceeds of approximately $615,000 and $2.2 million, respectively.

5.    Earnings per Share

The shares used for calculating basic earnings per common share were the weighted average shares of common stock outstanding during the period and the shares used for calculating diluted earnings per common share were the weighted average shares of common stock outstanding during the period plus the dilutive effect of stock options. During the six months ended April 3, 2005, the effect of stock options was excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive due to the net loss incurred.

	Three Months Ended		Six Months Ended
(000’s omitted)	April 3, 2005	April 4, 2004	April 3, 2005	April 4, 2004
Average shares outstanding for basic earnings per share	9,574	9,160	9,428	9,132
Dilutive effect of stock options	77	179	0	146

Average shares outstanding for diluted earnings per share	9,651	9,339	9,428	9,278

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

The Company had one foreign currency forward contract outstanding, serving as a hedge of a substantial portion of our Euro-denominated intercompany balances, in the notional amount of approximately 4.5 million Euros at April 3, 2005. The net settlement amount of this contract at April 3, 2005, was an unrealized gain of approximately $35,000.

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

At April 3, 2005, the Company had no outstanding foreign currency forward contracts serving as cash flow hedges.

Net realized gains from foreign currency forward contracts totaled $275,000 during the quarter ended April 3, 2005 and are included in the consolidated statement of operations compared to net realized losses of $24,000 for the prior year’s quarter.

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

Product warranty activity for the six months ended April 3, 2005 is as follows:

(000’s omitted)	Balance at October 3, 2004	Accruals for warranties issued during the period	Decrease to pre-existing warranties	Balance at April 3, 2005
	$2,679	$534	$217	$2,996

8. Acquisitions

Revivant Corporation

On October 4, 2004, the Company exercised its option to acquire Revivant Corporation (“Revivant”) of Sunnyvale, California, the manufacturer of the AutoPulse™ Non-invasive Cardiac Support Pump (“AutoPulse”). The option was part of an agreement entered into in August 2003, through which ZOLL invested $7 million in Revivant preferred stock and provided $5 million of debt financing in exchange for a 15% stake in Revivant and the option to acquire their remaining outstanding shares. On October 12, 2004, the Company completed its acquisition of 100 percent of the equity of Revivant. The AutoPulse is an FDA-approved device that offers the potential of restoring near-normal blood flow levels in victims of Sudden Cardiac Arrest (SCA). The acquisition presents an opportunity to expand the Company’s presence in the resuscitation market.

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

The Company has registered under the applicable securities laws an additional 765,509 shares of ZOLL common stock that may be issued upon achievement of these milestones. During the first quarter of fiscal 2005, the Company had accrued $1 million for Revivant’s attainment of a milestone related to the publication of clinical data. The Company subsequently paid the $1 million milestone in the form of $500,000 in cash and the remainder in shares of ZOLL common stock (15,188 shares) during the second quarter of fiscal 2005.

From October 12, 2004, the results of operations of Revivant are included in the consolidated income statement of the Company.

The following is a summary of the Company’s estimate of the fair values of the assets acquired and liabilities assumed. The results of the Company’s estimate are preliminary at this time and the final results may differ from the preliminary estimate of the fair value of the acquired intangible assets. The Company will finalize the purchase price allocation upon finalizing the valuation of the intangible assets and obtaining other relevant information relating to the acquisition.

(000’s omitted)
Assets:
Current Assets	$3,560
Property and equipment	226
Goodwill	24,046
Intangible assets subject to amortization (estimated 11 year weighted-average useful life)	6,600
Other assets	9

Total assets acquired	$34,441

Liabilities:
Current liabilities	$3,910

Total liabilities assumed	3,910

Net assets acquired	$30,531

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

Supplemental Pro Forma Information – Unaudited

The unaudited pro forma combined condensed statements of operations for the period ended April 3, 2005 give effect to the acquisition of Revivant as if the acquisition had occurred at the beginning of the period, January 3, 2005, and the beginning of the year, October 4, 2004, and the corresponding periods in the prior year after giving effect to certain adjustments, including amortization of the intangibles subject to amortization and related income taxes.

The unaudited pro forma combined condensed statements of operations are not necessarily indicative of the financial results that would have occurred if the Revivant acquisition had been consummated on January 3, 2005 or October 4, 2004, or the corresponding periods in the prior year, nor are they necessarily indicative of the financial results which may be attained in the future.

The proforma statements of operations is based upon available information and upon certain assumptions that ZOLL’s management believes are reasonable. The Revivant acquisition is being accounted for using the purchase method of accounting. The allocation of the purchase price is preliminary. Final amounts could differ from those reflected in the pro forma statements of operations, and such differences could be significant.

(000’s omitted, except per share data)	Three Months Ended (Unaudited)		Six Months Ended (Unaudited)
	April 3, 2005	April 4, 2004	April 3, 2005	April 4, 2004
Net sales	$52,491	$51,455	$103,120	$101,603
Net income (loss)	$159	$(584)	$(847)	$(676)
Net loss per common share:
Basic	$0.02	$(0.06)	$(0.09)	$(0.07)
Diluted	$0.02	$(0.06)	$(0.09)	$(0.07)

9. Intangibles and Other Assets

Intangibles and other assets consist of:

	Weighted Average Life	April 3, 2005		October 3, 2004
(000’s omitted)		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
License of technologies	20 years	$9,727	$1,583	$9,413	$1,158
Patents	10 years	11,104	1,173	4,583	665
Other assets	—	3,016	1,516	2,937	1,430

		$23,847	$4,272	$16,933	$3,253

Amortization of acquired intangibles for the three months ended April 3, 2005 and April 4, 2004 was approximately $302,000 and $32,000, respectively, and is included in operating expenses in the consolidated statements of operations. Amortization of acquired intangibles for the six months ended April 3, 2005 and April 4, 2004 was approximately $604,000 and $32,000, respectively, and is included in operating expenses in the consolidated statements of operations.

10. Income Taxes

The Company’s effective tax rate for the three months ended April 3, 2005 was a tax provision of 32% as compared to tax provision of 33% for the same period in fiscal 2004. The slight difference reflects the continued generation of research and development tax credits, and the impact of foreign earnings taxed at differing rates.

The Company’s effective tax rate for the six months ended April 3, 2005 was a tax benefit of 46% as compared to tax provision of 33% for the same period in fiscal 2004. The difference in the effective tax rate is due to a discrete $130,000 U.S. research and development tax credit recorded during the quarter ended January 2, 2005, due to the enactment into law of the American Jobs Creation Act subsequent to October 3, 2004.

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

Statement 123(R) as published was to be effective for the first interim or annual reporting period that begins after June 15, 2005. On April 14, 2005, the Securities and Exchange Commission (“SEC”) announced the adoption of a rule that defers the required effective date of Statement 123(R). The SEC rule provides that Statement 123(R) is now effective for registrants as of the beginning of the first fiscal year beginning after June 15, 2005, therefore delaying the required adoption date until October 3, 2005 which is the first quarter of fiscal 2006.

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

The Company has not completed its analysis of the different methods and has not yet determined which method it will adopt. The actual impact on future years will be dependent on a number of factors, including our stock price and the level of future grants from our stock plans. Consequently, this impact has not been included in the historical financial statements for any period presented, nor has it been included in the comparable forward-looking guidance regularly provided by the Company.

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

We continue to be in a strong financial position. Our balance sheet includes $38.9 million of cash, cash equivalents and short-term investments, and no long-term debt. We accomplished our primary objective of returning to profitability during the quarter. Our total sales increased 3% to $52.5 million for the three months ended April 3, 2005 as compared to the same period a year earlier. Our increased sales in the pre-hospital and International markets were offset by the completion of the Patient Movement Item (PMI) military contract in the prior year. Sales to the U.S. Military, which are included in the North American hospital revenues, decreased $7.2 million or 71% to $2.9 million from the prior year period. Operating expenses decreased sequentially from the first quarter of fiscal 2005 as we implemented cost reductions.

Three Months Ended April 3, 2005 Compared To Three Months Ended April 4, 2004

Sales

Net sales by customer/product categories are as follows:

(000’s omitted)	April 3, 2005	April 4, 2004	% Change
Devices and Accessories to the Hospital Market-North America	$16,952	$21,138	(20)%
Devices, Accessories, and Data Management Software to the Pre-hospital Market-North America	17,763	14,082	26%
Other Products to North America	5,095	5,031	1%

Subtotal North America	39,810	40,251	(1)%
All Products to the International Market	12,681	10,510	21%

Total Sales	$52,491	$50,761	3%

Net sales increased 3% to $52.5 million for the three months ended April 3, 2005, as compared to the same period a year earlier. A significant reason for this lack of total growth was due to approximately $10.1 million of equipment sales to the U.S. military in the prior year quarter compared to $2.9 million in the current year’s quarter. While we anticipated that prior year’s military business was unlikely to repeat in the current year, we were unable to obtain sufficient growth from the AutoPulse and other defibrillator markets to make up for the reduced military sales.

Sales to the North American hospital market decreased approximately $4.2 million compared to the same period a year prior. This decrease was primarily attributable to a decreased volume of our capital equipment sold to the U.S. military due to the completion of the PMI military contract, and our inability to replace that business in the current year’s quarter with sufficient volume of other hospital business. Although pricing has remained stable, we continue to face price competition from Philips and Medtronic.

Sales to the North American pre-hospital market increased approximately $3.7 million compared to the same period a year ago. The growth in the North American pre-hospital market was driven by $1.3 million in sales of the AutoPulse product which was acquired in the first quarter of fiscal 2005 through the acquisition of Revivant and approximately $1.4 million due to improved volume with our AED products.

Total sales of the AED products to all our markets were $8.4 million in comparison to $7.0 million for the same period last year. This increase was driven by volume, while pricing for the product was down slightly compared to the prior year period.

International sales increased by approximately $2.2 million in comparison to the same period a year earlier. This increase included a favorable impact of approximately $155,000 from foreign currency exchange rate movements. The growth in our international sales include approximately $1.2 million of increased sales volume through our foreign subsidiaries and approximately $600,000 of increased sales volume in our Latin American distributors.

Total sales of the AutoPulse product to all our markets were $1.6 million. New unit sales increased from 40 units in the first quarter of fiscal 2005 to over 100 units in the current quarter.

Gross Margins

Gross margin for the three months ended April 3, 2005 increased slightly compared to the comparable prior year quarter. The increase reflected an improvement in the mix of revenue from U.S. military sales and favorable EMS pricing due to increased sales of parameters offset by an increased percentage of International sales which typically carry lower margins.

Backlog

We ended the quarter April 3, 2005 with a total backlog of approximately $2.0 million compared to approximately $2.5 million at the end of the previous quarter. Capital equipment comprised approximately $1.0 million of the $2.0 million total backlog at the end of the current quarter and approximately $1.5 million of the $2.5 million total backlog at the end of the previous quarter. As we grow, in order to facilitate shipments given heavy end of quarter orders, we believe we need to establish a permanent backlog of orders that will not be shipped at the end of each quarter. Due to possible changes in delivery schedules, cancellation of orders and delays in shipments, our backlog at any particular date is not necessarily an accurate predictor of revenue for any succeeding period.

Costs and Expenses

Operating expenses for the three months ended April 3, 2005 and April 4, 2004 are as follows:

(000’s omitted)	April 3, 2005	% of Sales	April 4, 2004	% of Sales	Change %
Selling and marketing	$18,980	36%	$18,236	36%	4%
General and administrative	4,624	9%	3,552	7%	30%
Research and development	5,820	11%	4,680	9%	24%

Total expenses	$29,424	56%	$26,468	52%	11%

Selling and marketing expenses increased $700,000 for the three months ended April 3, 2005 compared to the three months ended April 4, 2004. This increase reflected $1.3 million of increased personnel related costs. This was partially offset by reductions in marketing expenditures of $400,000 and travel expenses of $100,000.

General and administrative expenses increased $1.1 million for the three months ended April 3, 2005 compared to the three months ended April 4, 2004. Approximately $325,000 of the total increase year over year is due to the acquisition of Revivant Corporation which was not included in the prior year’s expenses. The remaining increase is primarily attributable to increased consulting services and other outside services of approximately $550,000 including Sarbanes-Oxley compliance costs. The increase also reflects approximately $120,000 due to increased amortization of patents.

Research and development expenses increased $1.1 million for the three months ended April 3, 2005 compared to the three months ended April 4, 2004. Approximately $1.0 million of this change is attributable to spending at Revivant Corporation which was not included in the comparable quarter of the prior year. The remaining increase reflects continued expenditures on existing product platforms and on new projects.

Income Taxes

Our effective tax provision rate was 32% for the three months ended April 3, 2005 as compared to an effective tax provision rate of 33% for the same period in fiscal 2004. The slight difference reflects the continued generation of research and development tax credits, and the impact of foreign earnings taxed at differing rates.

Six Months Ended April 3, 2005 Compared To Six Months Ended April 4, 2004

Sales

Net sales by customer/product categories are as follows:

(000’s omitted)	April 3, 2005	April 4, 2004	% Change
Devices and Accessories to the Hospital Market-North America	$30,821	$40,392	(24)%
Devices, Accessories, and Data Management Software to the Pre-hospital Market-North America	35,936	28,902	24%
Other Products to North America	9,694	10,320	(6)%

Subtotal North America	76,451	79,614	(4)%
All Products to the International Market	26,669	21,989	21%

Total Sales	$103,120	$101,603	1%

Net sales increased slightly for the six months ended April 3, 2005, as compared to the same period a year earlier. North American hospital sales decreased $9.5 million or 24% from the comparable prior year period. The decrease stemmed from prior year’s military business of $18.6 million compared to $6.2 million in the current period. North American pre-hospital sales increased $7.0 million or 24% from the same period in 2004 due to $2.9 million of AutoPulse sales since acquisition, an increase of $2.2 million related to professional defibrillator and data products, and an increase of $1.9 million in AED sales.

Total sales of the AED products to all our markets were $16.7 million in comparison to $13.8 million for the same period last year. The change was driven by increased volume.

International sales increased by approximately $4.7 million in comparison to the same period a year earlier. This increase included a favorable impact of approximately $540,000 from foreign currency exchange rate movements. The growth in our international sales include approximately $2.4 million of increased sales through our foreign subsidiaries and approximately $1.3 million of increased sales in our Latin American distributors.

Total sales of the AutoPulse product to all our markets were $3.3 million for the six months ended April 3, 2005. In the first quarter of fiscal 2005, we shipped 50 units from the acquired backlog, another 30 units from the Revivant pipeline that were closed in the first quarter, and 40 units which originated and shipped in the first quarter. In the second quarter of fiscal 2005, comparable shipments of newly generated orders increased from 40 units to over 100 units compared to the prior quarter.

Gross Margins

Gross margin for the six months ended April 3, 2005 remained constant at approximately 56% of revenue as compared to the comparable prior year quarter. Margins for the six months ended April 3, 2005 were favorably impacted by the improvement in the mix of U.S. military sales, and the better mix of parameters offset primarily by the increase in International sales which typically carry lower margins and lower disposable sales which typically carry higher margins.

Costs and Expenses

Operating expenses for the six months ended April 3, 2005 and April 4, 2004 are as follows:

(000’s omitted)	April 3, 2005	% of Sales	April 4, 2004	% of Sales	Change %
Selling and marketing	$38,647	37%	$35,992	35%	7%
General and administrative	8,897	9%	6,737	7%	32%
Research and development	11,648	11%	9,020	9%	29%

Total expenses	$59,192	57%	$51,749	51%	14%

Selling and marketing expenses increased $2.7 million for the six months ended April 3, 2005 compared to the six months ended April 4, 2004. Approximately $500,000 of the total increase year over year is related to selling and marketing expenses of Revivant Corporation whose results were not included in the prior year’s quarter’s expenses. The remaining increase in selling and marketing expense was driven by increased personnel costs.

General and administrative expenses increased $2.2 million for the six months ended April 3, 2005 compared to the six months ended April 4, 2004. Approximately $625,000 of the total increase year over year is due to the acquisition of Revivant Corporation which was not included in the prior year’s quarter’s expenses. The balance of the increase is primarily due to increased professional services of approximately $1,100,000, including Sarbanes-Oxley compliance costs, and approximately $150,000 due to increased amortization.

Research and development expenses increased $2.6 million for the six months ended April 3, 2005 compared to the six months ended April 4, 2004. Approximately $2.0 million of this change is attributable to spending at Revivant Corporation which was not included in the comparable quarter of the prior year. The remaining increase reflects continued expenditures on existing product platforms and on new projects.

Income Taxes

Our effective tax benefit rate was 46% for the six months ended April 3, 2005 as compared to an effective tax provision rate of 33% for the same period in fiscal 2004. The difference in the effective tax rate is due to a discrete $130,000 research and development tax credit recorded during the quarter ended January 2, 2005 due to the enactment into law of the American Jobs Creation Act subsequent to October 3, 2004. This resulted in a larger tax benefit for the pretax loss recorded for the six months ended April 3, 2005. We believe our effective tax rate for the full fiscal year of 2005 will approximate 30%.

Liquidity and Capital Resources

Our overall financial condition remains strong. Our cash and cash equivalents at April 3, 2005 totaled $21.5 million compared with $40.7 million at October 3, 2004. In addition, we had marketable securities of $17.4 million at April 3, 2005 in comparison to $18.3 million at October 3, 2004. We have no long-term debt.

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

Sources and Uses of Cash:

To assist with the discussion, the following table presents the abbreviated cash flows for the six months ended April 3, 2005, and April 4, 2004:

(000’s omitted)	Six months ended April 3, 2005	Six months ended April 4, 2004
Net income (loss)	$(407)	$4,239
Changes not affecting cash	5,585	5,419
Changes in current assets and liabilities	(13,272)	(6,126)

Cash (used for) provided by operating activities	(8,094)	3,532
Cash used for investing activities	(11,671)	(17,613)
Cash provided by financing activities	396	2,147
Effect of foreign exchange rates on cash	156	331

Net change in cash and cash equivalents	(19,213)	(11,603)
Cash and cash equivalents – beginning of period	40,685	40,780

Cash and cash equivalents – end of period	$21,472	$29,177

Operating Activities

The increase in cash used for operating activities was primarily attributable to a decrease from net income in the prior year period to a net loss in the current year period which was responsible for $4.6 million of this change. The current period net loss results from lower U.S. military sales which occurred in the prior year period which did not recur in the current period. We also used cash of approximately $5 million to build up inventory at the end of the quarter when compared to the prior year quarter. This increase results primarily from a recent U.S. military contingency contract award. The remaining $2.0 million change was a result of the paydown of accrued expenses including 401K, sales and income tax payments. An additional $5 million payment from the U.S. military related to this contingency contract was received immediately following the end of the second quarter.

Investing Activities

The $5.9 million decrease in cash used in investing activities reflects a $3 million decrease in net purchases of marketable securities in the current fiscal year period compared to the prior year. The remaining change relates to a $1 million decrease in fixed asset additions and a $1 million decrease in acquisition payments compared to the prior year quarter.

Financing Activities

Cash provided by financing activities decreased by approximately $1.8 million from the previous year period. The change reflects a lower number of stock options exercised during the current period (26,999 shares in the current period verses 122,363 in the prior year period) at a lower weighted-average exercise price per share ($14.66 in the current period verses $17.53 in the prior year period).

Investments

As of April 3, 2005, we had investments in privately held technology companies with a carrying value of $1.6 million. We have performed a review of these investments and determined the carrying value of these investments approximates their fair value.

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

We exercised our option to acquire Revivant Corporation (“Revivant”) on October 12, 2004. We paid $15 million in the form of cash and shares of our Common Stock as the initial merger consideration. As of April 3, 2005, we paid $1 million for the first milestone payment. We may be required to make future milestone payments, estimated to be approximately $14 million, tied to the completion of certain clinical trials of the AutoPulse™ Resuscitation System through 2006. As of April 3, 2005, we may also make additional payments for the years 2005 through 2007 based on the growth of the AutoPulse sales. Because additional consideration is based on the growth of the AutoPulse sales, a reasonable estimate of the potential total purchase price cannot be determined. All payments will generally be a combination of cash and shares of our Common Stock.

We also have an option exercisable through October 2005 to acquire the remainder of LifeCOR, Inc. (“LifeCOR”) assets. If the option is exercised, we will make earn out payments to LifeCOR’s shareholders based upon future revenue growth of the acquired business over a five-year period. Because additional consideration is based on the growth of sales over a five-year period, a reasonable estimate of the total acquisition cost cannot be determined. As of April 3, 2005, we are also providing a $1.1 million working capital line of credit to LifeCOR secured by LifeCOR’s accounts receivable and other assets.

Debt Instruments and Related Covenants

We maintain a working capital line of credit with our bank. Under this working capital line, we may borrow on a demand basis. Currently, we may borrow up to $12.0 million at an interest rate equal to the bank’s base rate. No borrowings were outstanding on this line during the quarter ended April 3, 2005. There are no covenants related to this line of credit.

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

(000’s omitted)	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Non-Cancelable Operating Lease Obligations	$9,437	$2,030	$3,276	$2,771	$1,360
Purchase Obligations	357	357	—	—	—

Total Contractual Obligations	$9,794	$2,387	$3,276	$2,771	$1,360

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

Contractual obligations that are contingent upon the achievement of certain milestones are not included in the table above. These include the milestone payments tied to the completion of certain clinical trials of the AutoPulse™ Resuscitation System through 2006. These arrangements are not considered contractual obligations until the milestone is met. Assuming all future milestones were met, additional required payments would be approximately $15 million in cash and ZOLL stock.

In addition, contractual obligations that are contingent upon future performance and growth of sales are not included in the table above. These include the additional earn out payments and royalty payments for Infusion Dynamics through fiscal 2006; additional earn out payments for Revivant Corporation through fiscal 2007; and if we exercise our option to purchase LifeCOR, the additional earn out payments for LifeCOR through fiscal 2009. Because all of these earn out and royalty payments are based upon the growth of sales over several years, a reasonable estimate of the future payment obligations cannot be determined.

Hedging Activities

We use forward contracts to reduce our exposure to foreign currency risk due to fluctuations in exchange rates underlying the value of intercompany accounts receivable denominated in foreign currencies as well as forecasted sales to subsidiaries denominated in foreign currencies. We had one forward exchange contract outstanding serving as a hedge of our Euro intercompany receivables in the notional amount of approximately 4.5 million Euros at April 3, 2005. The contract serves as a hedge of a substantial portion of our Euro-denominated intercompany balances. The fair value of the foreign currency derivative contract outstanding at April 3, 2005 was approximately $5.8 million resulting in an unrealized gain of $35,000. We had no forward exchange contracts outstanding serving as a hedge of a portion our forecasted sales to our subsidiaries at April 3, 2005.

Net realized gains/(losses) from foreign currency forward contracts included in the consolidated statement of operations totaled $275,000 and $(256,000) for the three month and six month period ended April 3, 2005, respectively, compared to net realized losses of $545,000 and $538,000 for the prior year comparable periods. Any gains or losses on the fair value of the derivative contract would be largely offset by the losses and gains on the underlying transaction. These offsetting gains and losses are not reflected above.

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

Revenue Recognition

Revenues from sales of cardiac resuscitation devices, disposable electrodes and accessories are recognized when a signed non-cancelable purchase order exists, the product is shipped, title and risk have passed to the customer, the fee is fixed and determinable, and collection is considered reasonably assured. Circumstances which generally preclude the immediate recognition of revenue include shipping terms of FOB destination or the existence of a customer acceptance clause in a contract based upon customer inspection of the product. In these instances, revenue is deferred until adequate documentation is obtained to ensure that these criteria have been fulfilled. Similarly, revenues from the sales of our products to distributors fall under the same guidelines. For all significant orders placed by our distributors, we require an approved purchase order, we perform a credit review, and we ensure that the terms on the purchase order or contract are proper and do not include any contingencies which preclude revenue recognition. We do not typically offer any special right of return, stock rotation or price protection to our distributors or the end customers.

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

We have been awarded a contract by the U.S. government to achieve a “state of readiness” to supply defibrillators on short notice. Based on the award, we are receiving two types of payments from the U.S. government. The first payment is to reimburse us for the cost to acquire inventories required to meet potentially short notice delivery schedules. This payment is to be carried on our balance sheet as a liability under government contract.

We also are receiving other payments from the U.S. government to compensate us for managing the purchase, build, storage and inventory rotation process. This payment also compensates us for making future production capacity available. The portion of this second payment associated with the purchase and build aspects of the contract is being recognized on a percentage of completion basis while the portion of the second payment for the storage, inventory rotation and facilities charge is being recognized ratably over a year.

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

We recognized approximately $400,000 and $900,000 of percentage completion revenue for the three month and six months ended April 3, 2005, respectively, under this contract as we completed our “state of readiness”. In addition, over the course of the four quarters of 2005, we are recognizing a total of approximately $500,000 of revenue ratably related to the storage, inventory rotation and maintenance of capacity.

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

As of April 3, 2005, our accounts receivable balance of $53 million is reported net of allowances of $5 million. We believe our reported allowances at April 3, 2005 are adequate. If the financial conditions of our customers were to deteriorate, however, resulting in their inability to make payments, we may need to record additional allowances, resulting in additional expenses being recorded for the period in which such determination was made.

Warranty Reserves

Our products are sold with warranty provisions that require us to remedy deficiencies in quality or performance over a specified period of time, usually one to five years. We provide for the estimated cost of product warranties at the time product is shipped and revenue is recognized. The costs which we estimate include material, labor, and shipping. While we engage in product quality programs and processes, our warranty obligation is affected by product failure rates, material usage and service delivery costs incurred in correcting a product failure. We believe that our recorded liability of $3.0 million at April 3,

2005 is adequate to cover future costs for the servicing of our products sold through that date and under warranty. If actual product failure rates, material usage or service delivery costs differ from our estimates, revisions to the estimated warranty liability would be required.

Inventory Reserves

Significant management judgment is required to determine the reserve for obsolete or excess inventory. Inventory on hand may exceed future demand either because the product is outdated, obsolete, or because the amount on hand is in excess of future needs. We provide for the total value of inventories that we determine to be obsolete based on criteria such as customer demand and changing technologies. We estimate excess inventory amounts by reviewing quantities on hand and comparing those quantities to sales forecasts for the next 12 months; identifying historical service usage trends and matching that usage with the installed base quantities to estimate future needs. At April 3, 2005, our inventory reserves were $3.9 million, or 8.7% of our $44.5 million gross inventories.

We value our inventories at the lower of cost or market. Cost is determined by the first-in, first-out (“FIFO”) method, including material, labor and factory overhead.

Goodwill and Other Intangibles

At April 3, 2005, we had approximately $27.3 million in goodwill primarily resulting from our acquisitions of Revivant Corporation and Infusion Dynamics. In accordance with SFAS 142, Goodwill and Other Intangible Assets, we test our goodwill for impairment at least annually by comparing the fair value of our reporting units to the carrying value of those reporting units. Fair value is determined based on an estimate of the discounted future cash flows expected from the reporting units. The determination of fair value requires significant judgment on the part of management about future revenues, expenses and other assumptions that contribute to the net cash flows of the reporting units. Additionally, we periodically review our goodwill for impairment whenever events or changes in circumstances indicate that an impairment indicator has occurred.

Investments

At April 3, 2005, we had $1.6 million in investments in privately held companies focused in the medical devices industry. These investments are carried at cost. We periodically review the fair value of our investments to determine if impairment has occurred. We estimate the fair value of these investments based on an analysis of discounted cash flows. If we determine that the carrying value of an investment exceeds its fair value, we record an impairment charge to adjust the carrying value to estimated fair value, if the impairment is deemed other-than-temporary. The estimate of fair value of these investments, and the determination of whether impairment is temporary, requires that management make significant judgments that could affect the timing and amount of any impairment charge recorded.

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

Risk Factors

If We Fail to Compete Successfully in the Future against Existing or Potential Competitors, Our Operating Results May Be Adversely Affected

Our principal global competitors with respect to our entire cardiac resuscitation equipment product line are Medtronic Emergency Response Systems (Physio-Control) and Royal Philips Electronics. Physio-Control is a subsidiary of Medtronic, Inc., a leading medical technology company. Physio-Control has been the market leader in the defibrillator industry for over twenty years. As a result of Physio-Control’s dominant position in this industry, many potential customers have relationships with Physio-Control that could make it difficult for us to continue to penetrate the markets for our products. In addition, Physio-Control, its parent and Royal Philips Electronics and other competitors each have significantly greater resources than we do. Accordingly, Physio-Control, Royal Philips Electronics and other competitors could substantially increase the resources they devote to the development and marketing of products that are competitive with ours. These and other competitors may develop and successfully commercialize medical devices that directly or indirectly accomplish what our products are designed to accomplish in a superior and/or less expensive manner. In addition, although our biphasic waveform technology is unique, our competitors have devised alternative biphasic waveform technology. We have also licensed our biphasic waveform technology to GE Medical Systems Information Technologies (GEMSIT).

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

Additional companies may enter the market. For example, GEMSIT has announced its intention to enter the hospital market through cooperation with Cardiac Science, Inc. Their success may impair our ability to gain market share.

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

The AED PAD (Public Access Defibrillation) Business is Highly Dynamic. If We are Not Successful in Competing In This Market, Our Operating Results May be Affected.

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

We have noticed that as the PAD market has grown, there have been an increasing number of smaller, start-up companies entering the market. In order to gain market share, these companies compete mainly on price. If these companies are able to capture a larger market share with lower prices, this may cause declining prices and negatively affect our operating results. Also, the internet is playing a bigger role in generating sales of AED’s. This could result in lower pricing.

Two of our major competitors have entered the home market. We also sell to the home market and if our plan turns out to be less effective or efficient, we might have difficulty building market share.

We Recently Acquired New Products Such as the AutoPulse and the Power Infuser. If We Are Not Successful in Growing Our Business with These Products, Our Operating Results May Be Affected

We have recently acquired the AutoPulse, an automated non-invasive cardiac support pump, and the Power Infuser, a device that provides highly controlled, rapid delivery of intraveneous (IV) fluids to trauma victims. As part of the successful development of the market for these products, we must:

•	establish new marketing and sales strategies;

•	identify respected health professionals and organizations to champion the products;

•	work with potential customers to develop new sources of unbudgeted funding;

•	conduct successful clinical trials; and

•	achieve early success for the product in the field.

If we are delayed or fail to achieve these market development initiatives, we may encounter difficulties building our customer base for these products. Sub par results from any of these items could cause our operating results to be unfavorably affected.

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

For example, over the last few years in the U.S., many states experienced deficits and shortfalls of revenue to cover expenditures. As a result, states cut their spending and support to local cities and towns, who then in-turn have reduced their spending for capital equipment purchases for their EMS services. We believe that this has had a negative impact on our revenues and may continue to do so.

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

We May Incur a Material Penalty As a Result of a Pending Investigation by the Federal Government

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

Our Adoption of FASB Statement 123(R) Will Result in Additional Expense Being Charged to Our Income Statement Which Might Cause Our Stock Price to Fluctuate

We will adopt FASB Statement 123(R) in the first quarter of 2006. While we have disclosed the historical impact under FASB Statement 123, we have not determined the impact adoption of FASB Statement 123(R) will have on our financial statements nor have we determined our method of adoption. Adoption may result in results that are different than what investors anticipate. This may cause volatility in our stock price.

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

Reliance on Domestic and International Distributors to Sell Our Products Exposes Us to Business Risks That Could Result in Significant Fluctuations in Our Results of Operations

Although we perform credit assessments with sales to distributors, payment by the distributor may be affected by the financial stability of the customers to which the distributor sells. Future sales to distributors may also be affected by the distributor’s ability to successfully sell our products to their customers. Either of these scenarios could result in significant fluctuations in our results of operations.

Our International Sales Expose Our Business to a Variety of Risks That Could Result in Significant Fluctuations in Our Results of Operations

Approximately 30% of our sales for the quarter ended April 3, 2005 were made to foreign purchasers and we plan to increase the sale of our products to foreign purchasers in the future. As a result, a significant portion of our sales is and will continue to be subject to the risks of international business, including:

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

Intangibles and Goodwill We Currently Carry on Our Balance Sheet May Become Impaired.

At April 3, 2005, we had approximately $47 million of goodwill and intangible assets on our balance sheet. These assets are subject to impairment if the cash flow that we generate from these assets specifically, or our business more broadly, are insufficient to justify the carrying value of the assets. Factors affecting our ability to generate cash flow from these assets include, but are not limited to, general market conditions, product acceptance, pricing and competition, distribution, costs of production and operations.

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

We had one forward exchange contract outstanding serving as a hedge of our Euro intercompany receivables in the notional amount of approximately 4.5 million Euros at April 3, 2005. The contract serves as a hedge of a substantial portion of our Euro-denominated intercompany balances. The fair value of the foreign currency derivative contract outstanding at April 3, 2005 was approximately $5.8 million resulting in an unrealized gain of $35,000. A sensitivity analysis of a change in the fair value of the Euro derivative foreign exchange contract outstanding at April 3, 2005 indicates that, if the U.S. dollar weakened by 10% against the Euro, the fair value of this contract would decrease by $581,000 resulting in a total loss on the contract of $546,000. Conversely, if the U.S. dollar strengthened by 10% against the Euro, the fair value of this contract would increase by $528,000 resulting in a total gain on the contract of $563,000. Any gains and losses on the fair value of the derivative contract would be largely offset by losses and gains on the underlying transaction. These offsetting gains and losses are not reflected in the analysis above.

Intercompany Receivable Hedge

Exchange Rate Sensitivity: April 3, 2005

(Amounts in $)

	Expected Maturity Dates						Total	Unrealized Gain
	2005	2006	2007	2008	2009	Thereafter
Forward Exchange Agreements (Receive $/Pay Euro) Contract Amount	$5,843,000						$5,843,000	$35,000
Average Contract Exchange Rate	1.2985	—	—	—	—	—	1.2985

We had no forward exchange contracts outstanding serving as a hedge of a portion our forecasted sales to our subsidiaries at April 3, 2005.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, an evaluation had been performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the Company’s management, including the CEO and CFO, concluded that, as of April 3, 2005, the Company’s disclosure controls and procedures were effective in ensuring that material information relating to the Company required to be included in the Company’s periodic SEC filings was made known to them on a timely basis.

Changes in Internal Controls Over Financial Reporting

There have been no significant changes in the Company’s internal controls over financial reporting that occurred during the quarter ended April 3, 2005, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 2. Unregistered Sales o f Equity Securities and Use of Proceeds

Pursuant to the acquisition of Revivant Corporation (“Revivant”), the Company issued 15,188 shares of common stock, par value $0.02 per share to the shareholders of Revivant in reliance upon the exemption from registration provided by Rule 506 of Regulation D promulgated under the Securities Act of 1933.

Item 3. D efaults Upon Senior Securities

Not Applicable.

Item 4. Submissi on of Matters to a Vote of Security Holders

The following matters were voted upon and approved at the Company’s Annual Meeting of Stockholders held on February 8, 2005. On the record date of December 31, 2004 there were 9,563,492 shares issued, outstanding and eligible to vote, of which 8,673,121 shares or 91% were represented at the meeting either in person or by proxy.

The proposal to elect the following Class I Directors to serve for a three year term:

	Votes For	Votes Withheld
Daniel M. Mulvena	8,401,909	271,212
Benson F. Smith	7,968,866	704,255

Item 5. Other Inf ormation

(a)    Not Applicable.

(b)    During the period covered by this report there were no material changes to the procedures by which security holders may recommend nominees to the Board of Directors.

Item 6. Exhibits

Exhibits

Exhibit No.	Exhibit Index Title	Method of Filing
3.1	Restated Articles of Organization	Incorporated by reference from the Company’s Registration Statement on Form S-1, as amended, under the Securities Act of 1933 (Registration Statement No. 33-47937 filed with the SEC on May 15, 1992)

3.2	Amended and Restated By-laws	Incorporated by reference from the Company’s Registration Statement on Form S-1, as amended, under the Securities Act of 1933 (Registration Statement No. 33-47937 filed with the SEC on May 15, 1992)

4.1	Shareholders Rights Plan	Incorporated by reference from the Company’s 8-K filed with the Securities and Exchange Commission on June 11, 1998

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1 *	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2 *	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

*	This certification shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, nor shall it be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 13, 2005.

ZOLL MEDICAL CORPORATION

Date: May 13, 2005	By:	/s/ Richard A. Packer
Richard A. Packer, Chairman and Chief Executive Officer (Principal Executive Officer)

Date: May 13, 2005	By:	/s/ A. Ernest Whiton
A. Ernest Whiton, Vice President of Administration and Chief Financial Officer (Principal Financial and Accounting Officer)