Form 10-Q
period 2005-07-03
ZOLL MEDICAL CORP
filed 2005-08-12
CIK 887568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934.

For the three month period from April 4, 2005 to July 3, 2005.

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock:

Class	Outstanding at August 1, 2005
Common Stock, $0.02 par value	9,577,834

This document consists of 35 pages.

ZOLL MEDICAL CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ZOLL MEDICAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(000’s omitted, except per share data)

(Unaudited)

	July 3, 2005	October 3, 2004
ASSETS
Current assets:
Cash and cash equivalents	$43,209	$40,685
Marketable securities	6,484	18,325
Accounts receivable, less allowance of $4,668 at July 3, 2005, and $4,855 at October 3, 2004	41,068	51,038
Inventories:
Raw materials	17,178	12,284
Work-in-process	5,133	4,379
Finished goods	20,004	15,039

	42,315	31,702
Prepaid expenses and other current assets	7,131	7,273

Total current assets	140,207	149,023
Property and equipment, at cost:
Land and building	1,147	1,136
Machinery and equipment	43,336	39,949
Construction in progress	3,636	3,834
Tooling	9,161	8,155
Furniture and fixtures	3,042	2,796
Leasehold improvements	4,457	4,417

	64,779	60,287
Less: accumulated depreciation	41,571	36,066

Net property and equipment	23,208	24,221

Investments	1,263	9,858
Notes receivable	2,168	7,129
Goodwill	22,794	3,281
Deferred income taxes	2,830	—
Intangibles and other assets, net	20,310	13,680

	$212,780	$207,192

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,006	$12,321
Accrued expenses and other liabilities	26,621	21,917

Total current liabilities	34,627	34,238
Deferred income taxes	—	2,008
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, authorized 1,000 shares, none issued and outstanding Common stock, $0.02 par value, authorized 19,000 shares, 9,578 and 9,309 issued and outstanding at July 3, 2005 and October 3, 2004, respectively	191	186
Capital in excess of par value	114,620	105,916
Accumulated other comprehensive loss	(3,245)	(2,018)
Retained earnings	66,587	66,862

Total stockholders’ equity	178,153	170,946

	$212,780	$207,192

See notes to unaudited consolidated financial statements.

ZOLL MEDICAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(000’s omitted, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	July 3, 2005	July 4, 2004	July 3, 2005	July 4, 2004
Net sales	$51,093	$54,454	$154,213	$156,057
Cost of goods sold	21,660	23,356	66,680	67,753

Gross profit	29,433	31,098	87,533	88,304
Expenses:
Selling and marketing	18,826	19,351	57,473	55,343
General and administrative	4,612	3,703	13,509	10,440
Research and development	5,824	4,706	17,472	13,726

Total expenses	29,262	27,760	88,454	79,509
Income (loss) from operations	171	3,338	(921)	8,795
Investment and other income	79	500	411	1,370

Income (loss) before income taxes	250	3,838	(510)	10,165
Provision (benefit) for income taxes	118	1,266	(235)	3,354

Net income (loss)	$132	$2,572	$(275)	$6,811

Basic earnings (loss) per common share	$0.01	$0.28	$(0.03)	$0.74

Weighted average common shares outstanding	9,576	9,211	9,557	9,158

Diluted earnings (loss) per common and common equivalent share	$0.01	$0.28	$(0.03)	$0.73

Weighted average common and common equivalent shares outstanding	9,632	9,316	9,557	9,283

See notes to unaudited consolidated financial statements.

ZOLL MEDICAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(000’s omitted)

(Unaudited)

	Nine Months Ended
	July 3, 2005	July 4, 2004
OPERATING ACTIVITIES:
Net income (loss)	$(275)	$6,811
Charges not affecting cash:
Depreciation and amortization	8,148	6,881
Writeoff of investment in AED@Home	324	—
Tax benefit from the exercise of stock options	106	971
Unrealized (gain)/loss from hedging activities	(18)	33
Changes in current assets and liabilities:
Accounts receivable	10,908	(2,024)
Inventories	(10,649)	(3,238)
Prepaid expenses and other current assets	256	(267)
Accounts payable and accrued expenses	(3,352)	(5,080)

Cash provided by operating activities	5,448	4,087
INVESTING ACTIVITIES:
Purchases of marketable securities	(2,390)	(9,000)
Sales of marketable securities	14,079	8,613
Additions to property and equipment	(5,901)	(8,624)
Disposals of property and equipment	268	—
Payments for acquisitions, net of cash acquired	(8,020)	(11,080)
Milestone payment related to prior year acquisition	(405)	—
Other assets, net	(780)	—

Cash used for investing activities	(3,149)	(20,091)
FINANCING ACTIVITIES:
Exercise of stock options	425	3,854

Cash provided by financing activities	425	3,854
Effect of exchange rates on cash and cash equivalents	(200)	242

Net decrease in cash and cash equivalents	2,524	(11,908)
Cash and cash equivalents at beginning of period	40,685	40,780

Cash and cash equivalents at end of period	$43,209	$28,872

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period:
Income taxes	$1,163	$3,296
Non-cash activity during the period:
Common stock issued at fair value for acquisition of Revivant	$8,179	$—

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

Reclassifications: Certain reclassifications have been made to prior years’ consolidated financial statements to conform to the 2005 presentation.

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

Net sales by customer/product categories were as follows:

	Three Months Ended		Nine Months Ended
(000’s omitted)	July 3, 2005	July 4, 2004	July 3, 2005	July 4, 2004
Hospital Market - North America	$17,367	$21,674	$48,188	$62,066
Pre-hospital Market - North America	17,032	17,622	52,968	46,524
Other - North America	5,040	4,852	14,734	15,172
International Market	11,654	10,306	38,323	32,295

	$51,093	$54,454	$154,213	$156,057

The Company reports assets on a consolidated basis to the chief operating decision maker.

Geographic information: Net sales by major geographical area, determined on the basis of destination of the goods, are as follows:

	Three Months Ended		Nine Months Ended
(000’s omitted)	July 3, 2005	July 4, 2004	July 3, 2005	July 4, 2004
United States	$37,875	$42,257	$109,542	$116,016
Foreign	13,218	12,197	44,671	40,041

	$51,093	$54,454	$154,213	$156,057

No individual foreign country represented 10% or more of our revenues for the three and nine months ended July 3, 2005 and July 4, 2004.

3. Comprehensive Income

The Company computes comprehensive income in accordance with Statement of Financial Accounting Standards No. 130 (“SFAS 130”) “Reporting Comprehensive Income.” SFAS 130 establishes standards for the reporting and display of comprehensive income and its components in the financial statements. Other comprehensive income, as defined, includes all changes in equity during a period from non-owner sources, such as unrealized gains and losses on available-for-sale securities, foreign currency translation and the changes in fair value of the effective portion of our outstanding cash flow hedge contracts. Total comprehensive income for the three and nine months ended July 3, 2005 and July 4, 2004, were as follows:

	Three Months Ended		Nine Months Ended
(000’s omitted)	July 3, 2005	July 4, 2004	July 3, 2005	July 4, 2004
Net income (loss)	$132	$2,572	$(275)	$6,811
Unrealized loss on available-for-sales securities, net of tax	(12)	(84)	(72)	(107)
Foreign currency translation adjustment	(524)	(469)	(1,173)	(103)
Net unrealized gain (loss) on cash flow hedges	—	95	18	(70)

Total comprehensive income (loss)	$(404)	$2,114	$(1,502)	$6,531

4. Stock Option Plans

At July 3, 2005, the Company had three stock-based compensation plans. The Company’s 1992 and 2001 stock option plans provide for the granting of options to officers and other key employees to purchase the Company’s Common Stock at a purchase price, in the case of incentive stock options, at least equal to the fair market value per share of the outstanding Common Stock of the Company at the time the option is granted, as determined by the Compensation Committee of the Board of Directors. Options are no longer granted under the 1992 plan. The options vest in equal annual installments over two or four years and have a maximum life of 10 years. The Company’s Non-employee Director Stock Option Plan provides for the grant of options to purchase 10,000 shares of Common Stock to Directors of the Company who are not also employees of the Company or any of its subsidiaries upon the Directors’ initial appointment to the Board of Directors. The Non-employee Director options vest in equal annual installments over a four year period. The Non-employee Director options are granted at an exercise price equal to the fair market value of the Common Stock on the date the option is granted.

As permitted by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), the Company measures compensation expense for its stock-based compensation plans using the intrinsic method prescribed by Accounting Principles Board No. 25, “Accounting for Stock Issued to Employees.” Under the intrinsic value method, compensation expense is measured as the difference, if any, between the exercise price of the stock option or award and the fair value of the Company’s common stock on the date of the grant. In accordance with SFAS 123, the Company has provided the pro forma disclosures of the effect on net income (loss) and earnings (loss) per share as if SFAS 123 had been applied in measuring compensation expense for all periods presented using a fair value model. Stock options and awards issued to non-employees are accounted for based on fair value.

No stock-based employee compensation cost is reflected in net income (loss), as all options granted under the Company’s stock compensation plans had an exercise price equal to the market value of the underlying common stock on the grant date. The following table illustrates the effect on net income (loss) and earnings (loss) per share if the Company had applied the fair value model of SFAS 123, to the stock-based employee compensation. The estimated fair value of each option is calculated using the Black-Scholes option-pricing model:

	Three Months Ended		Nine Months Ended
(000’s omitted, except per share data)	July 3, 2005	July 4, 2004	July 3, 2005	July 4, 2004
Net income (loss)-as reported	$132	$2,572	$(275)	$6,811
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(591)	(665)	(1,858)	(1,974)

Net income (loss)-pro forma	$(459)	$1,907	$(2,133)	$4,837

Earnings (loss) per share:
Basic – as reported	$0.01	$0.28	$(0.03)	$0.74

Basic – pro forma	$(0.05)	$0.21	$(0.22)	$0.53

Diluted – as reported	$0.01	$0.28	$(0.03)	$0.73

Diluted – pro forma	$(0.05)	$0.21	$(0.22)	$0.53

The above pro forma amounts may not be representative of the effects on reported net income for future years. The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions for the nine months ended July 3, 2005 and July 4, 2004:

	2005	2004
Dividend yield	0%	0%
Expected volatility	66.4%	66.8%
Risk-free interest rate	3.82%	3.40%
Expected lives	5 years	5 years

During the three and nine months ended July 3, 2005, the Company issued 3,025 and 30,024 common shares, respectively, pursuant to exercised stock options for proceeds of approximately $29,000 and $425,000, respectively. For the three and nine months ended July 4, 2004, the Company issued 72,331 and 195,194 common shares, respectively, for proceeds of approximately $1.7 million and $3.9 million, respectively.

On July 22, 2005, the Board of Directors of the Company approved the acceleration of the vesting of the Company’s outstanding stock options with an exercise price greater than the closing price of the Company’s Common Stock on that date ($26.62). As a result, vesting was accelerated for options to purchase 439,618 shares of the Company’s Common Stock. The Company is taking this action to reduce the effects of the Financial Accounting Standards Board’s new standard, Statement of Financial Accounting Standard No. 123R, “Share-Based Payment,” which requires companies to recognize stock-based compensation expense associated with stock options based on the fair value method.

5. Earnings (Loss) per Share

The shares used for calculating basic earnings (loss) per common share were the weighted average shares of common stock outstanding during the period and the shares used for calculating diluted earnings (loss) per common share were the weighted average shares of common stock outstanding during the period plus the dilutive effect of stock options. During the nine months ended July 3, 2005, the effect of stock options was excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive due to the net loss incurred.

	Three Months Ended		Nine Months Ended
(000’s omitted)	July 3, 2005	July 4, 2004	July 3, 2005	July 4, 2004
Average shares outstanding for basic earnings per share	9,576	9,211	9,557	9,158
Dilutive effect of stock options	56	105	0	125

Average shares outstanding for diluted earnings per share	9,632	9,316	9,557	9,283

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

The Company had one foreign currency forward contract outstanding, serving as a hedge of a substantial portion of our Euro-denominated intercompany balances, in the notional amount of approximately 3.8 million Euros at July 3, 2005. The net settlement amount of this contract at July 3, 2005, was an unrealized gain of approximately $51,000.

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

At July 3, 2005, the Company had no outstanding foreign currency forward contracts serving as cash flow hedges.

Net realized gains from foreign currency forward contracts totaled $421,000 during the quarter ended July 3, 2005 and are included in the consolidated statement of operations compared to net realized losses of $83,000 for the prior year’s quarter.

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

Product warranty activity for the nine months ended July 3, 2005 is as follows:

(000’s omitted)	Balance at October 3, 2004	Accruals for warranties issued during the period	Decrease to pre-existing warranties	Balance at July 3, 2005
	$2,679	$819	$373	$3,125

For those customers for which we offer and sell extended warranties, revenue is deferred and recognized over the applicable warranty period.

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

(000’s omitted)
Assets:
Current Assets	$3,560
Property and equipment	226
Goodwill	19,470
Deferred tax asset	4,838
Intangible assets subject to amortization (estimated 11 year weighted-average useful life)	6,600
Other assets	9

Total assets acquired	$34,703

Liabilities:
Current liabilities	$3,910

Total liabilities assumed	3,910

Net assets acquired	$30,793

The $19.5 million of goodwill will be assigned to our only reportable segment which is the design, manufacture and marketing of an integrated line of proprietary non-invasive resuscitation devices, and systems used for the treatment of victims of trauma, including sudden cardiac arrest. The goodwill is not deductible for income tax purposes. The intangibles acquired included $6.4 million developed technology and $200,000 of backlog. The backlog has been expensed in the first quarter of fiscal 2005. The developed technology will be amortized on a straight-line basis over its 11 year estimated useful life. The Company completed its evaluation of the tax benefit anticipated to be derived from the Revivant net operating loss carryforwards and adjusted goodwill for the value of the deferred tax asset.

Supplemental Pro Forma Information – Unaudited

The unaudited pro forma combined condensed statements of operations for the period ended July 3, 2005 give effect to the acquisition of Revivant as if the acquisition had occurred at the beginning of the period, April 4, 2005, and the beginning of the year, October 4, 2004, and the corresponding periods in the prior year after giving effect to certain adjustments, including amortization of the intangibles subject to amortization and related income taxes.

The unaudited pro forma combined condensed statements of operations are not necessarily indicative of the financial results that would have occurred if the Revivant acquisition had been consummated on April 4, 2005 or October 4, 2004, or the corresponding periods in the prior year, nor are they necessarily indicative of the financial results which may be attained in the future.

The pro forma statements of operations is based upon available information and upon certain assumptions that ZOLL’s management believes are reasonable. The Revivant acquisition is being accounted for using the purchase method of accounting. The allocation of the purchase price is preliminary. Final amounts could differ from those reflected in the pro forma statements of operations, and such differences could be significant.

(000’s omitted, except per share data)	Three Months Ended (Unaudited)		Nine Months Ended (Unaudited)
	July 3, 2005	July 4, 2004	July 3, 2005	July 4, 2004
Net sales	$51,093	$56,103	$154,213	$157,706
Net income (loss)	$132	$516	$(531)	$(160)
Net income (loss) per common share:
Basic	$0.01	$0.05	$(0.06)	$(0.02)
Diluted	$0.01	$0.05	$(0.06)	$(0.02)

9. Intangibles and Other Assets

Intangibles and other assets consist of:

		July 3, 2005		October 3, 2004
(000’s omitted)	Weighted Average Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
License of technologies	20 years	$10,732	$1,703	$9,413	$1,158
Patents	10 years	11,283	1,447	4,583	665
Other assets	—	2,951	1,506	2,937	1,430

		$24,966	$4,656	$16,933	$3,253

Amortization of acquired intangibles for the three months ended July 3, 2005 and July 4, 2004 was approximately $302,000 and $147,000, respectively, and is included in operating expenses in the consolidated statements of operations. Amortization of acquired intangibles for the nine months ended July 3, 2005 and July 4, 2004 was approximately $906,000 and $179,000, respectively, and is included in operating expenses in the consolidated statements of operations.

10. Income Taxes

The Company’s effective tax rate for the three months ended July 3, 2005 was a tax provision of 47% as compared to tax provision of 33% for the same period in fiscal 2004. The increase in the provision for the three month period is due to the change in the forecasted net income anticipated for the fiscal year. The Company’s effective tax rate for the nine months ended July 3, 2005 was a tax benefit of 46% as compared to tax provision of 33% for the same period in fiscal 2004. The difference in the effective tax rate for the nine month period is due to a discrete $130,000 U.S. research and development tax credit recorded during the quarter ended January 2, 2005, due to the enactment into law of the American Jobs Creation Act subsequent to October 3, 2004.

11. Legal Proceedings

On December 10, 2004, a complaint was filed against Revivant Corporation by Dr. Thomas Fogarty and his affiliate, alleging that Revivant owes a 4% royalty on all of its sales. Moreover, in connection with the Company’s acquisition of Revivant, the former stockholders of Revivant specifically agreed to indemnify the Company against Dr. Fogarty’s claim for all amounts up to $15 million. On June 3, 2005, the matter was resolved. The Company did not make any payments in connection with the settlement of the allegation and has no obligations of any kind related to the settlement.

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

12. Recent Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4, which amends ARB 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges. In addition, this Statement requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities.

Statement 151 must be adopted for fiscal years starting after June 15, 2005. The Company expects to adopt Statement 151 starting in its fiscal first quarter of 2006. The Company does not believe the adoption of this statement will have any material impact on its results of operations or financial condition.

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

The Company has completed a preliminary analysis and expects to adopt the “modified prospective method.” The Company has made a preliminary estimate that we will expense approximately an incremental $1 million during fiscal 2006. The actual impact on future years will be dependent on a number of factors, including our stock price and the level of future grants from our stock plans.

In June 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, which will require entities that voluntarily make a change in accounting principle to apply that change retrospectively to prior periods’ financial statements, unless this would be impracticable. SFAS No. 154 supersedes APB Opinion No. 20, Accounting Changes, which previously required that most voluntary changes in accounting principle be recognized by including in the current period’s net income the cumulative effect of changing to the new accounting principle. SFAS No. 154 also makes a distinction between “retrospective application” of an accounting principle and the “restatement” of financial statements to reflect the correction of an error. Another significant change in practice under SFAS No. 154 will be that if an entity changes its method of depreciation, amortization, or depletion for long-lived, non-financial assets, the change must be accounted for as a change in accounting estimate. Under APB No. 20, such a change would have been reported as a change in accounting principle. SFAS No. 154 applies to accounting changes and error corrections that are made in fiscal years beginning after December 15, 2005.

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

Net sales decreased 6% for the three months ended July 3, 2005 as compared to the prior year period. Despite the decline in revenue, we obtained overall order growth of approximately 14% compared to the prior year period. Backlog at the end of the third quarter totaled approximately $7 million as compared to $2 million at the beginning of the quarter reflecting the fact that a significant hospital order and almost $2 million of AED orders were unable to be shipped prior to the end of the third quarter.

Three Months Ended July 3, 2005 Compared To Three Months Ended July 4, 2004

Sales

Net sales by customer/product categories are as follows:

(000’s omitted)	July 3, 2005	July 4, 2004	% Change
Devices and Accessories to the Hospital Market-North America	$17,367	$21,674	(20)%
Devices, Accessories, and Data Management Software to the Pre-hospital Market-North America	17,032	17,622	(3)%
Other Products to North America	5,040	4,852	4%

Subtotal North America	39,439	44,148	(11)%
All Products to the International Market	11,654	10,306	13%

Total Sales	$51,093	$54,454	(6)%

Net sales decreased 6% to $51.1 million for the three months ended July 3, 2005, as compared to the same period a year earlier. The decrease in sales was due to an approximately $3.7 million decline in shipments to the U.S. military as compared to the prior year quarter. The orders received that could not be produced and shipped prior to quarter end also contributed to the decrease in sales.

Sales to the North American hospital market decreased approximately $4.3 million or 20% compared to the same period a year prior. This decrease was primarily attributable to a decreased volume of our capital equipment sold to the U.S. military due to the completion of the PMI military contract, and a hospital order of approximately $2 million that remained in backlog at the end of the quarter.

Sales to the North American pre-hospital market decreased approximately $600,000 compared to the same period a year ago. The decrease in sales to the North American pre-hospital market was driven by a portion of the almost $2 million of AED backlog orders that relate to the pre-hospital market.

Total sales of the AED products to all our markets were $6.9 million in comparison to $7.8 million for the same period last year. This decrease was driven by $2 million of AED orders that could not be produced and shipped within the quarter.

International sales increased by approximately $1.3 million in comparison to the same period a year earlier. This increase included a favorable impact of approximately $348,000 from foreign currency exchange rate movements. The growth in our international sales include approximately $900,000 of increased sales volume through our European subsidiaries. In addition, a modest portion of the remaining backlog at the end of the quarter related to the international market.

Total sales of the AutoPulse product to all our markets were $1.7 million. Unit sales increased only modestly during the three months ended July 3, 2005 as compared to the second quarter.

Gross Margins

Gross margin for the three months ended July 3, 2005 increased slightly compared to the comparable prior year quarter. The increase reflected an improvement in the mix of data management products and fluid resuscitation products partially offset by stronger mix of International sales which typically carry lower margins.

Backlog

We ended the quarter July 3, 2005 with a total backlog of approximately $7.0 million compared to approximately $2.0 million at the end of the previous quarter. The ending backlog included a significant M Series hospital order totaling just under $2 million, and approximately $2 million of AED orders. As we grow, in order to facilitate shipments given heavy end of quarter orders, we believe we need to establish a permanent backlog level of orders that will not be shipped at the end of each quarter. Due to fluctuations in order volume throughout the quarter, our backlog at any particular date is not necessarily an accurate predictor of revenue for any succeeding period.

Costs and Expenses

Operating expenses for the three months ended July 3, 2005 and July 4, 2004 are as follows:

(000’s omitted)	July 3, 2005	% of Sales	July 4, 2004	% of Sales	Change %
Selling and marketing	$18,826	37%	$19,351	36%	(3)%
General and administrative	4,612	9%	3,703	7%	25%
Research and development	5,824	11%	4,706	9%	24%

Total expenses	$29,262	57%	$27,760	51%	5%

Selling and marketing expenses decreased $500,000 for the three months ended July 3, 2005 compared to the three months ended July 4, 2004. This decrease reflected lower commission expense due to lower shipment volume and cost reduction initiatives partially offset by the writeoff of our investment in AED@Home for approximately $300,000 and the inclusion of approximately $140,000 of Revivant expenses which was not included in the prior years’ expenses.

General and administrative expenses increased $900,000 for the three months ended July 3, 2005 compared to the three months ended July 4, 2004. Approximately $300,000 of the total increase year over year is due to spending at Revivant Corporation which was not included in the prior year’s expenses. The remaining increase is primarily attributable to increased consulting services and other outside services of approximately $600,000 including Sarbanes-Oxley compliance costs.

Research and development expenses increased $1.1 million for the three months ended July 3, 2005 compared to the three months ended July 4, 2004. The vast majority of this change is attributable to spending at Revivant Corporation which was not included in the comparable quarter of the prior year. Research and development expenses also include expenditures on existing product platforms and on new projects including the new E Series product.

Income Taxes

Our effective tax provision rate was 47% for the three months ended July 3, 2005 as compared to an effective tax provision rate of 33% for the same period in fiscal 2004. The increase in the provision for the three month period is due to the change in the forecasted net income anticipated for the fiscal year.

Nine Months Ended July 3, 2005 Compared To Nine Months Ended July 4, 2004

Sales

Net sales by customer/product categories are as follows:

(000’s omitted)	July 3, 2005	July 4, 2004	% Change
Devices and Accessories to the Hospital Market-North America	$48,188	$62,066	(22)%
Devices, Accessories, and Data Management Software to the Pre-hospital Market-North America	52,968	46,524	14%
Other Products to North America	14,734	15,172	(3)%

Subtotal North America	115,890	123,762	(6)%
All Products to the International Market	38,323	32,295	19%

Total Sales	$154,213	$156,057	(1)%

Net sales decreased slightly for the nine months ended July 3, 2005, as compared to the same period a year earlier. North American hospital sales decreased $13.9 million or 22% from the comparable prior year period. The decrease stemmed from prior year’s military business of $24.8 million compared to $9.2 million in the current period. North American pre-hospital sales increased $6.4 million or 14% from the same period in 2004 due to $4.2 million of AutoPulse sales since acquisition and an increase of $2.2 million related to professional defibrillator and data products volume of units and accessories.

Total sales of the AED products to all our markets were $23.5 million for the nine months ended July 3, 2005 in comparison to $21.6 million for the same period last year. The change was driven by increased volume.

International sales increased by approximately $6.0 million in comparison to the same period a year earlier. This increase included a favorable impact of approximately $887,000 from foreign currency exchange rate movements. The growth in our international sales include approximately $5.3 million of increased sales volume through our foreign subsidiaries and approximately $1.7 million of increased sales volume in our Latin American distributors, offset by decreased sales volume of approximately $500,000 in our Asia Pacific distributors.

Total sales of the AutoPulse product to all our markets were $5.0 million for the nine months ended July 3, 2005. In the first quarter of fiscal 2005, we shipped 50 units from the acquired backlog, another 30 units from the Revivant pipeline that were closed in the first quarter, and 40 units which originated and shipped in the first quarter. In the second quarter of fiscal 2005, comparable shipments of newly generated orders increased to over 100 units in the second quarter. Unit growth increased only modestly in the third quarter as compared to the prior quarter.

Gross Margins

Gross margin for the nine months ended July 3, 2005 remained relatively flat at approximately 57% of revenue as compared to the comparable prior year period. Margins for the nine months ended July 3, 2005 were favorably impacted by the decline in the mix of U.S. military sales, which carried a lower margin last year, and the higher mix of data management products. These increases to the gross margin were primarily offset by the impact of relatively low gross margins on the new AutoPulse product as a result of its relatively low manufacturing volume and the higher mix of international sales which typically carry lower margins.

Costs and Expenses

Operating expenses for the nine months ended July 3, 2005 and July 4, 2004 are as follows:

(000’s omitted)	July 3, 2005	% of Sales	July 4, 2004	% of Sales	Change %
Selling and marketing	$57,473	37%	$55,343	35%	4%
General and administrative	13,509	9%	10,440	7%	29%
Research and development	17,472	11%	13,726	9%	27%

Total expenses	$88,454	57%	$79,509	51%	11%

Selling and marketing expenses increased $2.1 million for the nine months ended July 3, 2005 compared to the nine months ended July 4, 2004. Approximately $640,000 of the total increase year over year is related to selling and marketing expenses of Revivant Corporation whose results were not included in the prior year’s nine months expenses. Additionally, international selling expenses increased $1.3 million due to the increases in personnel related expenses of approximately $500,000, fluctuations in foreign exchange rates of approximately $500,000 and increased marketing costs of approximately $300,000.

General and administrative expenses increased $3.1 million for the nine months ended July 3, 2005 compared to the nine months ended July 4, 2004. Approximately $1.0 million of the total increase year over year is due to the acquisition of Revivant Corporation which was not included in the prior year’s nine months expenses. An additional $1.7 million was due to increased professional services including legal, audit and consulting fees including Sarbanes-Oxley compliance costs. In addition, insurance costs increased approximately $280,000 and amortization expense increased approximately $200,000.

Research and development expenses increased $3.7 million for the nine months ended July 3, 2005 compared to the nine months ended July 4, 2004. Approximately $3.1 million of this change is attributable to spending at Revivant Corporation which was not included in the comparable quarter of the prior year. The remaining increase reflects continued expenditures on existing product platforms and on new projects.

Income Taxes

Our effective tax benefit rate was 46% for the nine months ended July 3, 2005 as compared to an effective tax provision rate of 33% for the same period in fiscal 2004. The difference in the effective tax rate is due to a discrete $130,000 research and development tax credit recorded during the quarter ended January 2, 2005 due to the enactment into law of the American Jobs Creation Act subsequent to October 3, 2004. This resulted in a larger tax benefit for the pretax loss recorded for the nine months ended July 3, 2005. Excluding the impact of the discrete item, we believe our effective tax rate for the full fiscal year of 2005 will approximate 15%.

Liquidity and Capital Resources

Our overall financial condition remains strong. Our cash and cash equivalents at July 3, 2005 totaled $43.2 million compared with $40.7 million at October 3, 2004. In addition, we had marketable securities of $6.5 million at July 3, 2005 in comparison to $18.3 million at October 3, 2004. We have no long-term debt.

Cash Requirements

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

Sources and Uses of Cash

To assist with the discussion, the following table presents the abbreviated cash flows for the nine months ended July 3, 2005, and July 4, 2004:

(000’s omitted)	Nine months ended July 3, 2005	Nine months ended July 4, 2004
Net income (loss)	$(275)	$6,811
Changes not affecting cash	8,560	7,885
Changes in current assets and liabilities	(2,837)	(10,609)

Cash provided by operating activities	5,448	4,087
Cash used for investing activities	(3,149)	(20,091)
Cash provided by financing activities	425	3,854
Effect of foreign exchange rates on cash	(200)	242

Net change in cash and cash equivalents	2,524	(11,908)
Cash and cash equivalents – beginning of period	40,685	40,780

Cash and cash equivalents – end of period	$43,209	$28,872

Operating Activities

The increase in cash provided by operating activities was primarily attributable to the successful collection of outstanding accounts receivable, including the payment during the quarter by the U.S. military related to the contingency contract, which was responsible for approximately $13 million of this change. This increase was offset by the use cash of approximately $7 million to build up inventory at the end of the quarter when compared to the prior year quarter. This increase of inventory results primarily from a recent U.S. military contingency contract award. The remaining $2.0 million change was a result of the greater paydown of accrued expenses in the prior year period.

Investing Activities

The $17 million decrease in cash used in investing activities reflects a $12 million decrease in net purchases of marketable securities in the current fiscal year period compared to the prior year. The remaining change relates to a $3 million decrease in fixed asset additions and a $2 million decrease in acquisition payments compared to the prior year quarter.

Financing Activities

Cash provided by financing activities decreased by approximately $3 million from the previous year period. The change reflects a lower number of stock options exercised during the current period (30,024 shares in the current period verses 195,194 in the prior year period) at a lower weighted-average exercise price per share ($14.14 in the current period verses $19.74 in the prior year period).

Investments

As of July 3, 2005, we had investments in privately held technology companies with a carrying value of $1.3 million. We have performed a review of these investments and determined the carrying value of these investments approximates their fair value. During the current quarter, the Company recorded an impairment charge of approximately $300,000 relative to its investment in AED@Home. AED@Home is a company that was established to sell AEDs to the home market. They have not been successful in gaining traction, despite a recent change in management.

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

We exercised our option to acquire Revivant Corporation (“Revivant”) on October 12, 2004. We paid $15 million in the form of cash and shares of our Common Stock as the initial merger consideration. As of July 3, 2005, we paid $1 million for the first milestone payment. We may be required to make future milestone payments, estimated to be approximately $14 million, tied to the completion of certain clinical trials of the AutoPulse™ Resuscitation System through 2006. As of July 3, 2005, we may also make additional payments for the years 2005 through 2007 based on the growth of the AutoPulse sales. Because additional consideration is based on the growth of the AutoPulse sales, a reasonable estimate of the potential total purchase price cannot be determined. All payments will generally be a combination of cash and shares of our Common Stock.

We also have an option exercisable through October 2005 to acquire the remainder of LifeCOR, Inc. (“LifeCOR”) assets. If the option is exercised, we will make earn out payments to LifeCOR’s shareholders based upon future revenue growth of the acquired business over a five-year period. Because additional consideration is based on the growth of sales over a five-year period, a reasonable estimate of the total acquisition cost cannot be determined. As of July 3, 2005, we are also providing a $1.1 million working capital line of credit to LifeCOR secured by LifeCOR’s accounts receivable and other assets. As part of our regular review of our investments, we determined that the carrying value of the option was not impaired. The value of the option was determined by measuring fair value of the business as well as the remaining life of the option. Our decision whether to exercise the option, among other factors, will impact the carrying value of the option.

Debt Instruments and Related Covenants

We maintain a working capital line of credit with our bank. Under this working capital line, we may borrow on a demand basis. Currently, we may borrow up to $12.0 million at an interest rate equal to the bank’s base rate. No borrowings were outstanding on this line during the quarter ended July 3, 2005. There are no covenants related to this line of credit.

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

(000’s omitted) Contractual Obligations	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Non-Cancelable Operating Lease Obligations	$9,415	$2,091	$3,522	$2,714	$1,088
Purchase Obligations	290	290	—	—	—

Total Contractual Obligations	$9,705	$2,381	$3,522	$2,714	$1,088

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

Contractual obligations that are contingent upon the achievement of certain milestones are not included in the table above. These include the milestone payments tied to the completion of certain clinical trials of the AutoPulse™ Resuscitation System through 2006. These arrangements are not considered contractual obligations until the milestone is met. Assuming all future milestones were met, additional required payments would be approximately $14 million in cash and ZOLL stock.

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

Hedging Activities

We use forward contracts to reduce our exposure to foreign currency risk due to fluctuations in exchange rates underlying the value of intercompany accounts receivable denominated in foreign currencies as well as forecasted sales to subsidiaries denominated in foreign currencies. We had one forward exchange contract outstanding serving as a hedge of our Euro intercompany receivables in the notional amount of approximately 3.8 million Euros at July 3, 2005. The contract serves as a hedge of a substantial portion of our Euro-denominated intercompany balances. The fair value of the foreign currency derivative contract outstanding at July 3, 2005 was approximately $4.5 million resulting in an unrealized gain of $51,000. We had no forward exchange contracts outstanding serving as a hedge of a portion our forecasted sales to our subsidiaries at July 3, 2005.

Net realized gains from foreign currency forward contracts included in the consolidated statement of operations totaled $421,000 and $165,000 for the three month and nine month period ended July 3, 2005, respectively, compared to net realized losses of $83,000 and $621,000 for the prior year comparable periods. Any gains or losses on the fair value of the derivative contract would be largely offset by the losses and gains on the underlying transaction. These offsetting gains and losses are not reflected above.

Legal and Regulatory Affairs

On December 10, 2004, a complaint was filed against Revivant Corporation by Dr. Thomas Fogarty and his affiliate, alleging that Revivant owes a 4% royalty on all of its sales. Moreover, in connection with our acquisition of Revivant, the former stockholders of Revivant specifically agreed to indemnify us against Dr. Fogarty’s claim for all amounts up to $15 million. On June 3, 2005, the matter was resolved. We did not make any payments in connection with the settlement of the allegation and have no obligations of any kind related to the settlement.

We have been informed by the federal government that it is conducting an investigation regarding two sales of defibrillators in fiscal 2000 to a distributor, which were then allegedly trans-shipped to Iran without the required export licenses. We are cooperating with the Department of Justice in connection with its ongoing investigation, and have provided requested information. The two sales in question represented approximately $150,000 of net income in fiscal 2000. Although it is premature to determine the likely outcome of the investigation, it is possible that we may be subject to civil or criminal fines and sanctions as a result of this matter. There can be no assurance that the penalty will not be material.

During the third quarter, we encountered a manufacturing problem with our AED product line. Upon detection of the problem, manufacturing was temporarily stopped, the problem was analyzed and a solution was identified and implemented. We are closely monitoring product in the field and if we determine at a future point that a product recall is necessary, it is possible it could result in a material loss. At the current time, no material loss is considered probable or reasonably estimable; thus no reserve has been established.

In addition to these matters we are, from time to time, involved in the normal course of business in various other litigation matters and regulatory issues, including product recalls. Although we are unable to quantify at the present time the exact financial impact in any of these matters, we believe that none of these other matters currently pending will have an outcome material to our financial condition or business.

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

We also are receiving a second type of payment from the U.S. government to compensate us for managing the purchase, build, storage and inventory rotation process. This payment also compensates us for making future production capacity available. The portion of this second payment associated with the purchase and build aspects of the contract is being recognized on a percentage of completion basis while the portion of the second payment for the storage, inventory rotation and facilities charge is being recognized ratably over a year.

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

We recognized approximately $0 and $900,000 of percentage completion revenue for the three month and nine months ended July 3, 2005, respectively, under this contract as we completed our “state of readiness” during the second quarter. In addition, over the course of the four quarters of 2005, we are recognizing a total of approximately $500,000 of revenue ratably related to the storage, inventory rotation and maintenance of capacity.

For those customers for which we offer and sell extended warranties, revenue is deferred and recognized over the applicable warranty period.

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

As of July 3, 2005, our accounts receivable balance of $45.7 million is reported net of allowances of $4.7 million. We believe our reported allowances at July 3, 2005 are adequate. If the financial conditions of our customers were to deteriorate, however, resulting in their inability to make payments, we may need to record additional allowances, resulting in additional expenses being recorded for the period in which such determination was made.

Warranty Reserves

Our products are sold with warranty provisions that require us to remedy deficiencies in quality or performance over a specified period of time, usually one to five years. We provide for the estimated cost of product warranties at the time product is shipped and revenue is recognized. The costs which we estimate include material, labor, and shipping. While we engage in product quality programs and processes, our warranty obligation is affected by product failure rates, material usage and service delivery costs incurred in correcting a product failure. We believe that our recorded liability of $3.1 million at July 3, 2005 is adequate to cover future costs for the servicing of our products sold through that date and under warranty. If actual product failure rates, material usage or service delivery costs differ from our estimates, revisions to the estimated warranty liability would be required.

Inventory Reserves

Significant management judgment is required to determine the reserve for obsolete or excess inventory. Inventory on hand may exceed future demand either because the product is outdated, obsolete, or because the amount on hand is in excess of future needs. We provide for the total value of inventories that we determine to be obsolete based on criteria such as customer demand and changing technologies. We estimate excess inventory amounts by reviewing quantities on hand and comparing those quantities to sales forecasts for the next 12 months; identifying historical service usage trends and matching that usage with the installed base quantities to estimate future needs. At July 3, 2005, our inventory reserves were $4.4 million, or 9.4% of our $46.7 million gross inventories.

We value our inventories at the lower of cost or market. Cost is determined by the first-in, first-out (“FIFO”) method, including material, labor and factory overhead.

Goodwill and Other Intangibles

At July 3, 2005, we had approximately $22.8 million in goodwill primarily resulting from our acquisitions of Revivant Corporation and Infusion Dynamics. In accordance with SFAS 142, Goodwill and Other Intangible Assets, we test our goodwill for impairment at least annually by comparing the fair value of our reporting units to the carrying value of those reporting units. Fair value is determined based on an estimate of the discounted future cash flows expected from the reporting units. The determination of fair value requires significant judgment on the part of management about future revenues, expenses and other assumptions that contribute to the net cash flows of the reporting units. Additionally, we periodically review our goodwill for impairment whenever events or changes in circumstances indicate that an impairment indicator has occurred.

Investments

At July 3, 2005, we had $1.3 million in investments in privately held companies focused in the medical devices industry. These investments are carried at cost. We periodically review the fair value of our investments to determine if impairment has occurred. We estimate the fair value of these investments based on an analysis of discounted cash flows. If we determine that the carrying value of an investment exceeds its fair value, we record an impairment charge to adjust the carrying value to estimated fair value, if the impairment is deemed other-than-temporary. The estimate of fair value of these investments, and the determination of whether impairment is temporary, requires that management make significant judgments that could affect the timing and amount of any impairment charge recorded. During the current quarter, the Company recorded an impairment charge of approximately $300,000 relative to its investment in AED@Home. AED@Home is a company that was established to sell AEDs to the home market. They have not been successful in gaining traction, despite a recent change in management.

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

We May be Required to Implement a Costly Product Recall

In the event that any of our products proves to be defective, we can voluntarily recall, or the FDA could require us to redesign or implement a recall of any of our products. Both our larger competitors and we have, on numerous occasions, voluntarily recalled products in the past, and based on this experience, we believe that future recalls could result in significant costs to us and significant adverse publicity, which could harm our ability to market our products in the future. Though it is not possible to quantify the economic impact of a recall, it could have a material adverse effect on our business, financial condition and results of operations. For example, during the third quarter, we encountered a manufacturing problem with its AED product line. Upon detection of the problem, manufacturing was temporarily stopped, the problem was analyzed and a solution was identified and implemented. We are closely monitoring product in the field and if it determines at a future point that a product recall is necessary, it is possible it could result in a material loss. At the current time, no material loss is considered probable or reasonably estimable; thus no reserve has been established.

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

Our Current and Future Investments May Lose Value in the Future

We hold investments in Advanced Circulatory Systems, Inc. (formerly ResQSystems, Inc.) and may in the future invest in the securities of other companies and participate in joint venture agreements. These investments and future investments are subject to the risks that the entities in which we invest will become bankrupt or lose money.

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

Our Adoption of FASB Statement 123(R) Will Result in Additional Expense Being Charged to Our Income Statement Which Might Cause Our Stock Price to Fluctuate

We will adopt FASB Statement 123(R) in the first quarter of 2006. While we have disclosed the historical impact under FASB Statement 123, we have not determined the impact adoption of FASB Statement 123(R) will have on our financial statements. Adoption may result in results that are different than what investors anticipate. This may cause volatility in our stock price.

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

Our International Sales Expose Our Business to a Variety of Risks That Could Result in Significant Fluctuations in Our Results of Operations

Approximately 26% of our sales for the quarter ended July 3, 2005 were made to foreign purchasers and we plan to increase the sale of our products to foreign purchasers in the future. As a result, a significant portion of our sales is and will continue to be subject to the risks of international business, including:

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

We May Fail to Adequately Protect or Enforce Our Intellectual Property Rights or Secure Rights to Third Party Intellectual Property, and Our Competitors Can Use Some of Our Previously Proprietary Technology

Our success will depend in part on our ability to obtain and maintain patent protection for our products, methods, processes and other technologies, to preserve our trade secrets and to operate without infringing the proprietary rights of third parties. To date, we have been issued approximately 50 U.S. patents for our various inventions and technologies. Additional patent applications have been filed with the U.S. Patent and Trademark Office and are currently pending. The patents that have been granted to us are for a definitive period of time and will expire. We have filed certain corresponding foreign patent applications and intend to file additional foreign and U.S. patent applications as appropriate. We cannot be assured as to:

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

We May Acquire Other Businesses, and We May Have Difficulty Integrating These Businesses or Generating an Acceptable Return from Acquisitions

We recently acquired Revivant Corporation, and we may acquire other companies or make strategic purchases of interests in other companies related to our business in order to grow, add product lines, acquire customers or otherwise attempt to gain a competitive advantage in new or existing markets. Such acquisitions and investments may involve the following risks:

•	our management may be distracted by these acquisitions and may be forced to divert a significant amount of time and energy into integrating and running the acquired businesses;

•	we may face difficulties associated with financing the acquisitions;

•	we may face the inability to achieve the desired outcomes justifying the acquisition;

•	we may face difficulties integrating the acquired business’ operations and personnel; and

•	we may face difficulties incorporating the acquired technology into our existing product lines.

Intangibles and Goodwill We Currently Carry on Our Balance Sheet May Become Impaired.

At July 3, 2005, we had approximately $22.8 million of goodwill and intangible assets on our balance sheet. These assets are subject to impairment if the cash flow that we generate from these assets specifically, or our business more broadly, are insufficient to justify the carrying value of the assets. Factors affecting our ability to generate cash flow from these assets include, but are not limited to, general market conditions, product acceptance, pricing and competition, distribution, costs of production and operations. For example, we have an option to acquire the remainder of LifeCOR, Inc. (“LifeCOR) assets through October 2005. If we decided not to exercise the option to acquire LifeCOR, the value of the option would be impaired and would need to be written off.

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

We had one forward exchange contract outstanding serving as a hedge of our Euro intercompany receivables in the notional amount of approximately 3.8 million Euros at July 3, 2005. The contract serves as a hedge of a substantial portion of our Euro-denominated intercompany balances. The fair value of the foreign currency derivative contract outstanding at July 3, 2005 was approximately $4.5 million resulting in an unrealized gain of $51,000. A sensitivity analysis of a change in the fair value of the Euro derivative foreign exchange contract outstanding at July 3, 2005 indicates that, if the U.S. dollar weakened by 10% against the Euro, the fair value of this contract would decrease by $448,000 resulting in a total loss on the contract of $397,000. Conversely, if the U.S. dollar strengthened by 10% against the Euro, the fair value of this contract would increase by $407,000 resulting in a total gain on the contract of $458,000. Any gains and losses on the fair value of the derivative contract would be largely offset by losses and gains on the underlying transaction. These offsetting gains and losses are not reflected in the analysis above.

Intercompany Receivable Hedge

Exchange Rate Sensitivity: July 3, 2005

(Amounts in $)

	Expected Maturity Dates						Total	Unrealized Gain
	2005	2006	2007	2008	2009	Thereafter
Forward Exchange Agreements (Receive $/Pay Euro) Contract Amount	$4,532,000						$4,532,000	$51,000
Average Contract Exchange Rate	1.2085	—	—	—	—	—	1.2085

We had no forward exchange contracts outstanding serving as a hedge of a portion our forecasted sales to our subsidiaries at July 3, 2005.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, an evaluation had been performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the Company’s management, including the CEO and CFO, concluded that, as of July 3, 2005, the Company’s disclosure controls and procedures were effective in ensuring that material information relating to the Company required to be included in the Company’s periodic SEC filings was made known to them on a timely basis.

Changes in Internal Controls Over Financial Reporting

There have been no significant changes in the Company’s internal controls over financial reporting that occurred during the quarter ended July 3, 2005, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On December 10, 2004, a complaint was filed against Revivant Corporation by Dr. Thomas Fogarty and his affiliate, alleging that Revivant owes a 4% royalty on all of its sales. Moreover, in connection with the Company’s acquisition of Revivant, the former stockholders of Revivant specifically agreed to indemnify the Company against Dr. Fogarty’s claim for all amounts up to $15 million. On June 3, 2005, the matter was resolved. The Company did not make any payments in connection with the settlement of the allegation and has no obligations of any kind related to the settlement.

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

Item 6. Exhibits

Exhibits

Exhibit No.	Exhibit Index Title	Method of Filing
10.1	Executive Severance Agreement by and between the Company and Alexander Moghadam	Filed herewith

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1 *	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2 *	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

*	This certification shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, nor shall it be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 12, 2005.

ZOLL MEDICAL CORPORATION

Date: August 12, 2005	By:	/s/ Richard A. Packer
Richard A. Packer, Chairman and Chief Executive Officer (Principal Executive Officer)

Date: August 12, 2005	By:	/s/ A. Ernest Whiton
A. Ernest Whiton, Vice President of Administration and Chief Financial Officer (Principal Financial and Accounting Officer)