Form 10-K
period 2005-10-02
ZOLL MEDICAL CORP
filed 2005-12-15
CIK 887568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED OCTOBER 2, 2005

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

Common Stock, $.02 Par Value

Stock Purchase Rights

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of April 3, 2005 was $216,556,533 based on a closing sales price of $22.87 per share as reported for the NASDAQ-composite transactions.

The number of shares of the registrant’s classes of common stock outstanding, as of December 9, 2005 was 9,599,159.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy statement dated on or about December 20, 2005 to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held January 25, 2006 are incorporated by reference into Part III.

ZOLL MEDICAL CORPORATION

Annual Report on Form 10-K

For the Year Ended October 2, 2005

PART I

Except for historical information, the matters discussed in this Annual Report on Form 10-K are forward-looking statements that involve risks and uncertainties. The Company makes such forward-looking statements under the provision of the “Safe Harbor” section of the Private Securities Litigation Reform Act of 1995. Actual future results may vary materially from those projected, anticipated, or indicated in any forward-looking statements as a result of certain risk factors. Readers should pay particular attention to the considerations described in Part I, Item 1A of this report entitled “Risk Factors.” Readers should also carefully review the risk factors described in the other documents that we file from time to time with the Securities and Exchange Commission. In this Annual Report on Form 10-K, the words “anticipates,” “believes,” “expects,” “intends,” “future,” “could,” and similar words or expressions (as well as other words or expressions referencing future events, conditions or circumstances) identify forward-looking statements.

Item 1. Business.

Overview

ZOLL Medical Corporation (“ZOLL” or the “Company”) develops technologies that help advance the practice of resuscitation. We market products for pacing, defibrillation, circulation, fluid replacement, and ventilation. We also design and market software that automates the documentation and management of both clinical and non-clinical information.

Our cardiac resuscitation products are designed to improve survival rates from sudden cardiac arrest (SCA), which is a leading cause of death in the U.S. and worldwide. There are more than 460,000 deaths each year from out-of-hospital cardiac arrest in the U.S., and at least this many more outside the U.S. More than half of these deaths occur suddenly without warning and about half of these are from ventricular fibrillation (VF). For SCA victims, time is the most critical element for survival. For every minute of delay in providing defibrillation, survival decreases by as much as 10%. According to the American Heart Association (AHA), more than 95% of SCA victims in the U.S. die, in many cases because life-saving defibrillators arrive too late, if at all.

The importance of immediate treatment creates an annual worldwide market for external defibrillator products, which we estimate to have been approximately $985 million in 2005. We divide this market into three principal areas: the hospital, pre-hospital, and public access defibrillation markets. The hospital market consists of doctors, nurses, and other medical personnel who use defibrillators in hospital settings. The pre-hospital market consists of care providers such as paramedics, Emergency Medical Technicians (EMTs), medically trained firefighters, emergency medical personnel, and other medically trained first responders. The public access market includes non-traditional providers, primarily lay people, such as security guards and factory staffs, and other non-medically trained personnel.

Our main line of defibrillators is the M Series™. M Series defibrillators are smaller and lighter than competitive products, making them easier to carry and transport. We have clearance from the U.S. Food and Drug Administration (FDA) to label our M Series defibrillators equipped with our Rectilinear Biphasic™ waveform (RBW) as being clinically superior to defibrillators with a monophasic waveform for particular uses. We are the only company to have been allowed to make such a claim of superiority on its biphasic waveform. We believe the clinical superiority of our biphasic waveform, combined with product advantages including small size, light weight, and relative ease of use offer compelling reasons for customers to choose our products.

Beyond manual defibrillation, we believe that the AED Plus™ is the first and only Full-Rescue automated external defibrillator that addresses circulatory support. In March 2002, we introduced the AED Plus, which, in addition to defibrillation, provides real-time feedback on the rate and depth of CPR chest compressions. No other AED on the market offers such capability. Designed for the infrequent user, the AED Plus assists the user in defibrillation and CPR and incorporates several unique and proprietary elements designed to provide more comprehensive support for infrequent rescuers. The device also includes a highly simplified graphical user interface, one-piece electrode pads, and easily obtained consumer batteries for operation. The AED Plus supports the complete Chain of Survival (early access, early CPR, early defibrillation, early advanced care), helping rescuers with all SCA victims—even those victims for whom no defibrillating shock is advised.

The latest research on AED use suggests that rescuers will be advised to shock a victim about one-half of the time an AED is used to treat sudden collapse. If no shock is advised, a rescuer should provide chest compressions and ventilation (CPR) until other rescuers arrive to improve the victim’s chances of survival. For that reason, ZOLL believes that an AED designed for the infrequent rescuer needs to provide the best possible support for CPR. CPR is often associated with a return of a “shockable” ventricular rhythm, making defibrillation possible later in the event. Rescuers, therefore, must be capable of both using the AED and providing temporary circulatory support with CPR.

We see a large opportunity to improve resuscitation technology and outcomes through enhancing circulatory support of the patient in cardiac arrest. Our sales of the AutoPulse® Non-invasive Cardiac Support Pump are an important element of our overall strategy to address this opportunity. The AutoPulse offers the promise of restoring normal blood flow in SCA victims. The AutoPulse is an automated, portable, battery-operated device that is comprised of a backboard and a disposable load-distributing band, called the LifeBand®, which fastens across a victim’s chest. The AutoPulse compresses the entire chest in a unique and consistent manner, circulating much more blood than manual chest compressions. The AutoPulse improves the consistency of circulatory support and reduces the manpower required to perform CPR. It also helps to ensure safety by eliminating the need to perform manual chest compressions in a moving vehicle. In the first year since the acquisition of Revivant Corporation (now ZOLL Circulation, Inc.), more than 160 new customers purchased the AutoPulse. Worldwide, approximately 235 agencies and hospitals now employ the AutoPulse as part of their resuscitation protocols.

Our Business Strategy

Our strategy has been to focus on developing pacing and defibrillation products that deliver superior clinical performance, rapid therapy, meaningful information, high user confidence, and economic value in order to differentiate our products from competitive offerings. In executing this strategy, we have gained a special understanding not only of external cardiac pacing and defibrillation—critical electrical therapies for survival—but also of their importance and relationship within the larger area of resuscitation. We believe this understanding is one of the factors that has made us successful in external cardiac defibrillation. Furthermore, we believe our experience and success in this area will translate into the broader market related to all resuscitation products, which is a large and growing market driven by increasing clinical needs. We will continue to gain an increased share in both the domestic and international markets by offering superior products for resuscitation and by strengthening our distribution.

While we plan to increase our share in markets that we currently serve, we also seek future growth by entering into new markets with significant opportunities. We believe that the following elements may provide current and longer-term growth to our business.

•	Continue to Expand Sales of M Series Defibrillators. A major element of our business strategy is to further capitalize on the success of the M Series defibrillator in order to increase our market share in the hospital and pre-hospital markets. To date, the M Series is our best-selling defibrillator. We plan to increase our sales in these markets by expanding both domestic and international efforts by:

•	Hiring additional salespeople in a cost-effective manner;

•	Leveraging our unique resuscitation data management capabilities with products such as CodeNet® for documenting cardiac arrests conveniently;

•	Increasing distributor sales in emerging markets.

•	Drive Adoption and Acceptance of New Defibrillator Products. During 2005, we added two new products to our portfolio targeted specifically towards the EMS marketplace, the E Series™ and the AED Pro™, both part of our new “Tough Team” of defibrillators. The E Series is the first defibrillator designed specifically for the tough EMS environment. The E Series offers several unique features such as a Tri-Mode Display™ for easy viewing under virtually any lighting conditions, a unique roll cage designed to protect the unit against drops and falls, and a built-in GPS clock to assure accurate times. The AED Pro is also designed for use in the EMS environment and offers Real CPR Help, monitoring through ECG electrodes, manual override, and multiple battery options.

•	Expand Sales of ZOLL Circulation Devices. We plan to develop the market for the AutoPulse. We acquired the rights for this product through the acquisition of Revivant Corporation early in fiscal 2005. We believe the long-term market for this product approximates the size of the professional external defibrillator market.

•	Compete in the Public Access Defibrillation Markets with a Well-differentiated AED. The AED Plus is a device for the large and relatively untapped public access defibrillation market. Our device is relatively low-cost, easy to operate, and unique. We believe we can leverage our experience selling to EMS personnel in our efforts to sell our device to first responders such as police and firefighters. We also market our device to other non-traditional providers of healthcare and have agreements with approximately 300 independent distributors and manufacturers’ representatives to sell the AED Plus.

•	Seek Additional Growth Opportunities in the EMS Data Management Market. We believe that the market for EMS data management solutions remains significant and relatively unpenetrated. We are currently selling multiple products to this market. We have delivered integrated dispatch, clinical information, data collection, data transfer, billing, and quality assurance software for sale to the EMS market. We intend to leverage our existing relationships with purchasing decision-makers in this market to sell our data management solutions. We intend to expand the sale of our products into the public safety area. We believe our software solutions will be differentiated by our ability to offer a complete data management solution that incorporates the clinical information collected by our defibrillators.

•	Expand Sales of Other Resuscitation Products. We believe there is a substantial opportunity in the area of resuscitation outside of our core business of external pacing and defibrillation, in addition to the AutoPulse. This may include investing in the securities of other companies and participating in joint venture agreements. For example, we recently acquired the assets of Infusion Dynamics, Inc., which sells a fluid resuscitation product. In addition, we continued to make investments in LIFECOR, Inc., the manufacturer of the LifeVest™ Wearable Defibrillator and the WCD™ 3000S Patient Management System (ZOLL has obtained an option to acquire the assets of this company). Sales of these products have the potential to expand our business in our current and new markets.

Overview of Sudden Cardiac Arrest and Resuscitation Therapies

Sudden cardiac death results from the sudden, abrupt loss or disruption of heart function. This loss of heart function, also known as sudden cardiac arrest (SCA), is caused by ventricular fibrillation (the heart beating too rapidly and/or chaotically), or cardiac standstill from other non-fibrillation dysrhythmias such as pulseless electrical activity. The Center for Disease Control estimates deaths from SCA at more than 460,000 per year in the United States and at least this many outside the United States, making it a leading cause of death in the U.S. and worldwide. According to the AHA, early defibrillation of ventricular fibrillation is the single most critical factor in rescuing a victim of SCA. Each minute of delay in returning the heart to its normal pattern of beating decreases the chance of survival by 7% to 10%. Furthermore, there is an increasing body of evidence, which states that other actions, in addition to defibrillation, must occur to maximize the chance of a successful resuscitation. These actions comprise a Chain of Survival consisting of early access, early CPR, early defibrillation, and early advanced care. Lay rescuers especially require appropriate training as well as reminders about these actions during an actual SCA event.

The Human Heart. The normal human heart has four chambers, and expands and contracts over 100,000 times each day. The two smaller, upper chambers are the atria, and the two larger, lower chambers are the ventricles. The walls of the atria and the ventricles are made up of cardiac muscle, which contracts rhythmically when stimulated by an electrical current. Normally, the heartbeat starts in the right atrium when a specialized group of cells sends an electrical signal. This signal spreads through the atria and then moves to the ventricles. As a result, the atria contract a fraction of a second before the ventricles. This exact pattern must be followed to ensure that the heart beats properly. This contraction and relaxation of the four chambers pumps blood to the lungs and the rest of the body.

Arrhythmias are abnormal rhythms of the heart caused by insufficient circulation of oxygenated blood, drugs, electrical shock, mechanical injury, disease, or other causes. The three types of arrhythmias that cardiac defibrillators and external pacing technology treat are ventricular fibrillation and tachycardia; atrial fibrillation and flutter; and symptomatic bradycardia. It is possible for a patient to experience more than one type of arrhythmia during SCA. In these situations, it is important for trained rescuers to have equipment that has both defibrillation and pacing capabilities.

Ventricular Fibrillation. Ventricular fibrillation is a condition in which disorganized electrical activity causes the ventricles to contract in a rapid, unsynchronized, and uncoordinated fashion. When this occurs, an insufficient amount of blood is pumped from the heart. Ventricular fibrillation is the most common arrhythmia thought to cause SCA. The onset of ventricular fibrillation often occurs without warning and causes the heart to cease pumping blood effectively. This sudden stopping of the heart is known as cardiac arrest, which is the cause of sudden cardiac death.

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

In sudden unexpected cardiac arrest, current research shows that by the time a device arrives at the side of an arrest victim, about half are in ventricular fibrillation, which requires immediate defibrillation according to current AHA recommendations. However, new recommendations released from the AHA in November 2005, note that CPR before defibrillation in unwitnessed cardiac arrest may be more effective than immediate defibrillation. The new guidelines increase the focus on the importance of high-quality CPR to affect survival. With an increased understanding of the mechanisms of cardiac arrest, the benefits of CPR, new technologies to improve circulatory support, and the lower incidence of ventricular fibrillation, it is understandable why there is a growing emphasis on circulatory support in the AHA’s efforts to reduce deaths from SCA.

Atrial Fibrillation. The AHA estimates that close to 2 million Americans suffer from atrial fibrillation. Atrial fibrillation is a condition in which disordered electrical activity causes the atria to contract in a rapid, unsynchronized, and uncoordinated fashion. This inefficient contraction results in a smaller amount of blood entering the ventricles, which in turn results in an insufficient level of circulation. Since blood is not pumped completely out of the atria, the blood can pool and clot. While not immediately life threatening, atrial fibrillation can lead to significant health threats such as stroke. Over time, poorly functioning atria can also cause the ventricles to work harder, wear out sooner, and eventually lead to cardiac arrest.

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

Our Cardiac Resuscitation Products

M Series Defibrillators

The M Series family of products is an extensive line of defibrillators for both the hospital and pre-hospital markets. We currently sell 11 models of this device ranging in list price from $5,500 to $31,000. The large number of models reflects user selection and need for various features and options such as shock advisory capability, 12-lead ECG and diagnostic operation, or data transmission features. The M Series defibrillator is our best-selling product to date. It has been selected as the standard device in such places as Brigham and Women’s Hospital, The Mayo Clinic, Scripps Health System, The Johns Hopkins Hospitals, the U.S. Armed Forces, and the German Army. We believe the clinical superiority of our Rectilinear Biphasic waveform (RBW), combined with product advantages including portability, ease of use and the vivid screen display, offers compelling reasons for customers to choose our M Series defibrillators. Our M Series is a standardized platform that allows for expandable features. As a result, we believe that this will help maximize customer retention by reducing the need for operator retraining and enhancing operator confidence.

We believe that our standard M Series defibrillators offer the following competitive advantages:

•	Portability. The M Series defibrillator is the smallest, lightest, fully featured external defibrillator. It is smaller and lighter than other leading devices in this class. This allows M Series defibrillators to be easily carried and transported with patients.

•	Ease of Use with Simple Controls. The M Series defibrillators enable users to efficiently configure each unit, allowing local operating preferences to be individually programmed into each unit. Additionally, M Series defibrillators offer multiple language labeling and voice prompts to meet both domestic and international needs.

•	Vivid Screen Display. One of the distinguishing features included in M Series defibrillators is a high contrast screen. Our screen incorporates a technologically advanced defibrillator display with a wide viewing angle.

•	Clinical Performance. In the area of defibrillation waveforms, the ZOLL RBW is the only biphasic waveform to have clinically demonstrated superiority to monophasic waveforms for the defibrillation of ventricular fibrillation in high impedance patients, as well as the cardioversion of atrial fibrillation. The U.S. FDA allows ZOLL to make these unique superiority claims.

M Series defibrillators are designed to be upgradeable, allowing customers to add features depending upon their individual needs. M Series defibrillators use our unique pacing technology, which has been clinically shown to provide superior capture rates, lower mean capture thresholds, less muscle impact, and better patient tolerance. Some of the features that we currently offer include the following:

•

Complete Data Management. A code marker system follows protocols established by the AHA, and it allows complete documentation of an event with our unique “one touch” data annotation feature. The record made of the event includes all information collected by the defibrillator and can be upgraded to include an optional voice recording. All of this data is stored on a removable data card. This data can also be transmitted electronically to other devices via a serial port, built in modem, and Bluetooth® wireless communications. This allows users significant flexibility in moving data for purposes of remote consultation and recordkeeping. We have also developed software applications for the archiving and trending of resuscitation information. A number of these integrated software applications are called RescueNet™ in the pre-hospital market and, introduced in May 2004, CodeNet® for in-hospital use. CodeNet is the first complete software system for in-hospital use documenting, managing, and reviewing cardiac arrest event data.

•	Diagnostic 12-lead ECG with Interpretive Statement. The 12-lead feature enables a user to get a diagnostic ECG, tracing, or a view of the heart’s electrical activity. 12-lead is used to provide rapid and early identification of myocardial infarction, commonly called a heart attack, in the pre-hospital setting. We pay royalties to GE Medical Systems (GEMS) on each 12-lead analysis program we sell.

•	Interface to GEMS Muse Cardiology Information System. Our M Series and E Series defibrillators communicate directly with the GEMS Information Technologies MUSE cardiology information system. This MUSE interface provides direct communication of pre-hospital 12-lead ECG data into GE’s MUSE information system, eliminating the need for a dedicated receiving station or gateway.

•	Pulse Oximetry. Pulse oximeters determine the oxygen saturation levels in blood (SpO2), allowing a rapid identification of potential problems in the cardiopulmonary system. Since pulse oximeters can help detect the onset of cardiovascular incidents, pulse oximetry is now widely used in both hospital and pre-hospital settings when monitoring patient vital signs. While conventional pulse oximeters do not perform well during patient motion or in intense light, we use Masimo Corporation’s patented technology, which is designed to overcome these technical problems. We purchase circuit boards and sensors from Masimo Corporation. We have a non-exclusive license to use the patented technology incorporated in these parts, which we incorporate into our products.

•	Capnography. Capnography, also known as EtCO2, is the measurement of the amount of carbon dioxide being exhaled, allowing for rapid identification of potential problems in the cardiopulmonary system. We purchase circuit boards and sensors from Respironics Novametrix LLC that provide this feature. In October 2004, we announced new plug-and-play mainstream and side stream EtCO2 monitoring capability designed for ease of use in pre-hospital settings. Users can easily select the optimum CO2 monitoring method based on the patient’s condition.

•	Non-invasive Blood Pressure Measurement. We developed a non-invasive blood pressure measurement capability, also known as NIBP, and integrated it into our M Series and E Series defibrillators. We purchase circuit boards, hoses, and cuffs from SunTech Medical to provide this feature.

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

E Series Defibrillator

The E Series family of products is an additional line of defibrillators. This new family was launched in July 2005 and began shipping in September 2005. Designed specifically for the EMS market, the E Series offers several unique features that we believe will allow us to expand our EMS market share. The E Series is targeted towards Advanced Life Support providers, and it combines all of the features from the M Series, described above. We believe that the E Series is the only rugged, durable defibrillator available today, which:

•	Features a suitcase-style design with an innovative, protective roll cage, allowing customers to carry or store the device more easily;

•	Provides an EasyRead Tri-Mode Display™ that is visible under virtually any lighting conditions;

•	Is equipped with a built-in GPS clock, that allows customers to automatically synchronize all dispatch, defibrillator, and intervention call times, improving overall data accuracy;

•	Offers a Rapid Cable Deployment System™ that helps manage all the parameter cables, allowing for faster deployment;

•	Is compatible with ZOLL’s sealed lead acid 4410 Smart Battery™ as well rechargeable lithium ion, allowing the E Series to function with new and existing battery technologies; and

•	Integrates optional Bluetooth® functionality to provide data transmission capability to a variety of destinations.

AED Plus Automated External Defibrillator

The AED Plus is a Full-Rescue AED designed for the public safety, first responder, and public access defibrillator markets. This product is a simplified device that supports the AHA’s Chain of Survival (early access, early defibrillation, early CPR, early advanced care). It is designed for the infrequent user and incorporates features to assist rescuers in administering defibrillation and CPR. In addition to the device, we offer a one-piece, extended-shelf-life (four years) electrode system called CPR-D•padz™ as a key accessory to the device. The device and electrode system incorporate a unique, instantaneous feedback feature, known as Real CPR Help™ that allows rescuers to perform CPR chest compressions, according to the AHA and the European Resuscitation Council (ERC) guidelines, by guiding their rate and depth.

Other unique features include an LCD display that can be configured to display the ECG; a graphical interface to remind rescuers how to use the device properly to follow the recommended life-saving steps; use of low-cost consumer lithium batteries available at retail stores; and the incorporation of an infrared-based communications system for managing data collected during the use of the device. Support products include a training unit that mimics the device’s operation and helps teach early defibrillation and CPR skills, simulators to demonstrate and test operation of the unit, carrying cases, wall boxes, and training materials.

In fiscal 2004, we introduced a pediatric defibrillation capability for the AED Plus, which includes a special algorithm specifically designed for the faster heart rate of a child (0-8 years of age). In addition, the AED Plus delivers lower energy levels specific to a pediatric rescue. This pediatric capability makes the product especially suitable for installation in schools.

AED Pro Automated External Defibrillator

The AED Pro was introduced in March 2005. The AED Pro offers Real CPR Help, a large display that allows users to see the patient’s ECG, unlimited data storage through USB memory technology. The AED Pro also offers advanced capabilities for Basic Life Support (BLS) and Advanced Life Support (ALS) users. These features include ECG monitoring with standard ECG electrodes; combined AED capability with manual defibrillation, with controlled access for ALS users; and heightened ruggedness and durability.

Developed for extreme environments, the AED Pro has an outer housing made of a polycarbonate-siloxane resin—the same material used in professional football helmets—making it extremely durable. With superior plastics and a solid overmolding, the AED Pro is the only AED in the industry to pass a 1.5-meter drop test. The AED Pro also has an IP55 rating for dust and water resistance, which is the same rating for electronics used in the boating industry.

The AED Pro offers more sophisticated functionality and durability than typical AEDs for first responders and lay rescuers. By including these features in an AED, ZOLL provides emergency personnel with more advanced treatment tools. This new product allows ZOLL to build further on the success of the AED Plus and the M Series in the EMS and hospital markets. The AED Pro fits directly between these two products because it is flexible enough to meet requirements in tiered systems that include both BLS and ALS-trained personnel. We believe the AED Pro can be targeted to that market niche which supplements a professional user’s need for an advanced defibrillator with the ease and convenience offered by an AED.

Biphasic Waveforms

External defibrillators deliver current over time to the heart, which results in a defined waveform shape. One type of waveform in use today is monophasic, meaning that current is delivered in a single pulse that flows in one direction. Another type is the biphasic waveform, which, in contrast, delivers current that first flows in a positive direction for a period of time and then reverses direction so that it flows in a negative direction.

Biphasic waveforms were the first major advance in defibrillation technology since the adoption of the monophasic waveform in the early 1960s. Users generally replace existing defibrillators for mechanical and other reasons that are unrelated to any clinical advancement of a new defibrillator. Based on our sales and marketing experience, we estimate that hospital users replace defibrillators after approximately seven to 10 years of service. We believe, however, that the introduction of biphasic waveforms has accelerated the replacement of the installed base of monophasic defibrillators. We believe this accelerated replacement has increased the size of the annual market for our defibrillators. Biphasic waveforms for conventional defibrillators, used in hospitals and EMS services by trained users, were broadly introduced to the market in 2000. Based on our estimates of the replacement of monophasic defibrillators with biphasic devices, the penetration of biphasic defibrillators is estimated to be approximately 50% to 60% of the installed base of defibrillators.

Our Biphasic Waveform

Our primary competitors offer biphasic waveforms using the same general waveform shape. However, we have developed a uniquely shaped biphasic waveform, which achieves higher efficacy at lower current levels than monophasic waveforms. Our biphasic waveform reduces the heart’s exposure to high peak current. In addition, our biphasic waveform keeps the waveform shape and duration constant over a wide range of patients whose differing physiologies impact the conduction of current.

We sponsored ORBIT (Out of Hospital Rectilinear Biphasic Investigation and Trial), the most comprehensive study ever undertaken in an out-of-hospital setting to look at the advantages of biphasic waveforms for defibrillation. The prospective, randomized controlled trial analyzed 436 cardiac arrest patients, and it found that RBW defibrillation was superior to monophasic damped sine (MDS) waveform defibrillation for patients initially presenting in a shockable rhythm in an advanced cardiac life support setting. Additionally, shock success for the 200 joules (J) ZOLL RBW (Rectilinear Biphasic Waveform) was superior to the 360 J MDS waveform for defibrillation of all out-of-hospital cardiac arrest patients regardless of the presenting rhythm.

Another retrospective study of 1,887 external cardioversion procedures in 1,361 patients was performed, and a subgroup analysis of 140 patients demonstrated that the ZOLL RBW successfully cardioverted patients weighing 300 to 430 pounds with an average energy reserve of 37 J, achieving a 100% success rate. The reserve provides an additional therapeutic margin for patients that are difficult to defibrillate.

A prospective randomized study showed that the ZOLL RBW provided superior defibrillation performance in a porcine pediatric model, when compared to another commercially available biphasic waveform, in terms of energy dose per body weight and per heart weight.

Our entire line of defibrillator products is equipped with our biphasic waveform, which is the only waveform cleared by the FDA to be labeled clinically superior to monophasic defibrillators for conversion of ventricular fibrillation in high-impedance patients, those patients who are difficult to defibrillate, and for cardioversion of all atrial fibrillation patients. We, therefore, believe that our proprietary biphasic waveform is superior to the biphasic waveform utilized by any of our competitors. We believe that our proprietary biphasic waveform will offer compelling clinical benefits that should give customers a reason to choose our biphasic defibrillators over those of our competitors.

We have seven U.S. patents covering various aspects of our novel biphasic waveform technology. Several corresponding foreign patents are still pending.

Disposable Electrodes

We offer a variety of single-patient-use, proprietary disposable electrodes for use with our resuscitation devices. Among our primary competitors, we are the only company to engineer and manufacture our own electrodes. We have continually innovated and upgraded our electrode product line, including the pro•padz® Biphasic Multi-function Electrodes specifically designed for use with the ZOLL Rectilinear Biphasic waveform for cardioversion of atrial fibrillation. In fiscal 2002 we introduced, in conjunction with our AED Plus defibrillator, the unique one-piece CPR-D •padz™ electrode, which provides feedback on the quality of CPR compressions. Our margins for electrodes continue to remain generally higher than our margins for devices. We hope to sell more disposable electrodes in the future as more customers recognize the benefits of electrodes, which are safer than traditional paddles for an operator of a defibrillator.

Another factor that might lead to higher electrode sales is the use of interpretive algorithms for automated defibrillation. The monitoring required to assess the patient’s condition can only be achieved with electrodes and not with the traditional defibrillation paddles. Additionally, the use of automated external defibrillators in non-medical settings, and the CPR-D •padz electrode introduced with the AED Plus, and now available on the AED Pro, will also contribute to our electrode revenues in the future.

EMS Data Collection and Information Management Software

Our subsidiary ZOLL Data Systems provides various software products to support an EMS organization’s operation. A unique aspect of the ZOLL Data Systems solution is RescueNet™, an integrated suite of data management solutions that is designed to maximize specific business processes through the information presented via a common database. RescueNet is a fully integrated data management system that gathers and centralizes information, and links the pre-hospital chain of events into a single EMS system.

RescueNet benefits EMS agencies by reducing duplication of processes and data entry, improving data accuracy and data sharing with an increase in operational efficiency, and—most importantly—improved patient care and enhanced quality of service. It is comprised of the following software applications:

•	RescueNet Dispatch: This EMS CAD software package helps streamline call taking and dispatch, and decrease response times.

•	RescueNet Nomad: This onboard electronic data communication system enables dispatch centers and crews to communicate accurately in real time. This wireless solution means clear, secure information is available in real-time to ambulance crews.

•	RescueNet TabletPCR and RescueNet PocketPCR Field Data Solutions: These solutions help streamline data collection in the field, deliver accurate electronic patient care reports, and improve overall operations. They can also help eliminate inefficient paper processes, increase manpower efficiency, and facilitate Health Insurance Portability and Accountability Act of 1996 (HIPAA) compliance requirements.

•	RescueNet Billing: This software automates the billing process and instantly monitors claims for errors, which can result in quicker receivable turnaround times. It also allows claims to be transmitted with proper electronic standards to the payor. This data is available for reporting, education, benchmarking, and performance analysis.

RescueNet solutions are installed at more than 600 EMS customer locations in the United States, the United Kingdom, and Australia. Through their rich, EMS-specific functionality, RescueNet solutions allow EMS organizations to obtain measurable process and quality improvements. Such improvements include better clinical documentation and quality of service, more efficient cash flow, and operations that are more effective.

Resuscitation Information System for Hospitals

We develop and market software for data collection related to resuscitation practices in hospitals. We offer a system called CodeNet® to provide data collection during resuscitation and to later organize this data into useful information related to performance measures for resuscitation practices. Two of our competitors in the hospital market offer some products that are similar, but generally much more limited in scope and capability, than our CodeNet products.

CodeNet allows the electronic documentation of events during a cardiac arrest event in a hospital, with automatic time stamping. The individual patient record can be combined with the defibrillator record after the event, resulting in complete time synchronization of all interventions during a cardiac arrest event. Additionally, CodeNet also provides a link to download case event information to the National Registry of Cardiopulmonary Resuscitation, a database of in-hospital cardiac arrest events supported by the American Heart Association.

ZOLL AutoPulse Non-invasive Cardiac Support Pump

We develop and market the ZOLL AutoPulse®. The AutoPulse is manufactured at our ZOLL Circulation subsidiary in Sunnyvale, California. The AutoPulse is an automated, portable device that provides temporary circulation of blood to patients whose hearts have stopped pumping blood. It is comprised of a backboard and a simple load-distributing LifeBand® that fastens across a victim’s chest. The AutoPulse compresses the entire chest in a unique, consistent “hands-free” manner, moving much more blood than can be moved with manual CPR chest compressions. Additionally, it offers the benefit of freeing up rescuers from manual chest compressions so they can focus on other life-saving interventions. The AutoPulse:

•	Provides the potential for high blood flow during sudden cardiac arrest.

•	Is fast, easy, and intuitive to use.

•	Functions as an “additional person” while freeing up space around the patient so clinicians have more room to work.

•	Automatically calculates the patient’s shape and size for maximum compression/decompression benefit without the need to enter patient information or make manual adjustments.

•	Decreases the risk of injury to the rescuer when compared to doing manual compressions in the back of a moving ambulance or on a hospital gurney.

One of the factors that may influence future purchases of the AutoPulse is the accumulation of clinical trial data over time. However, clinical trials can be difficult to perform in an EMS environment. The results of three recent trials were presented at the American Heart Association meeting in November 2005. The results of two of these trials indicated that the use of the AutoPulse showed a statistically significant improvement in short-term survival (EVAC) and long-term survival (Richmond). A third trial (ASPIRE), which was discontinued prior to completion, showed mixed results and the Company is currently evaluating the data from this trial.

Power Infuser for Fluid Resuscitation Efforts

Infusion Dynamics, a division of ZOLL, manufactures and markets the Power Infuser®, a small, lightweight, easy-to-use device which provides highly controlled, rapid delivery of intravenous (IV) fluids to trauma victims. Primarily sold to the military, this product has applications in aeromedical transport, EMS, and emergency room settings.

The Power Infuser utilizes a unique patented process to precisely control the infusion of fluid into the patient to maximize the resuscitation benefit. Its automated fluid control features are suited to the harsh conditions typically found on a battlefield or in EMS environments. The unique technology is highly efficient allowing the device to be extremely small and portable and to run off standard AAA batteries.

The Power Infuser helps provide circulatory support through intravenous fluid administration. Fluid is the primary treatment for hypovolemia, which is the decrease in the volume of circulatory blood, a common condition found in trauma patients that can lead to shock and death. Trauma is widely recognized as a major health problem, and it is the third leading cause of death in the U.S.

The infusion of fluids to treat hypovolemia is typically accomplished using a gravity driven feed, often by elevating a bag on an IV pole. Gravity can be augmented by squeezing the bag manually, or with an inflatable pressure infuser. These typical methods are cumbersome to use in many emergency settings and do not provide for the accurate control of the amount of fluid entering the patient. Since both over and under-infusion can be life threatening, the Power Infuser allows for controlled delivery of fluids, which is critical for survival.

Our Current Market

We divide our market for non-invasive cardiac resuscitation equipment into three principal customer/geographic categories: North American hospital; North American pre-hospital, which consists of a public safety component and a public access component; and international. The pre-hospital public safety market consists of care providers such as paramedics, Emergency Medical Technicians (EMTs), firefighters, police, and other first-response personnel with responsibilities for public safety. The pre-hospital public access market includes non-traditional responders to medical emergencies who have been trained to use automated external defibrillators. This would include security personnel, staffs in occupational settings, school personnel, and office staff. The international market includes both hospital and pre-hospital customers outside of North America.

North American Hospital Market. The U.S. hospital market consists of approximately 6,000 acute care community hospitals and 1,000 additional hospitals. We also include military hospitals and applications in this market. Presently, ZOLL defibrillators are used extensively in the top 30 cardiac hospitals in the U.S. as listed by U.S. News and World Report in July 2005.

Hospitals have traditionally used cardiac resuscitation equipment, both for patients admitted with SCA and for patients at risk of SCA undergoing other treatments. Many hospital procedures such as surgery, cardiac catheterization, stress testing, and general anesthesia may induce arrhythmias or SCA, and hospitals frequently use cardiac resuscitation devices on a standby basis in connection with these procedures. Since immediate treatment is the critical factor for successful cardiac resuscitation, hospitals typically place resuscitation devices throughout their facilities, including the cardiac and critical care units, emergency rooms, operating rooms, electrophysiology laboratories, and general wards. The importance of early defibrillation has also resulted in the installation of defibrillators with AED capability in hospital clinical areas for rapid use by the professional clinical staff. Lower cost, simplified AEDs have also been installed in non-clinical areas such as lobbies, food-service areas, and parking facilities for operation by hospital non-clinical staff, including security personnel, in the event of a cardiac arrest outside of patient units. Hospitals also use portable devices during in-hospital transportation of cardiac patients.

The AutoPulse is another tool that can assist with circulatory support for cardiac arrest patients in hospitals. Currently, the majority of AutoPulse devices sold to hospitals are found in emergency departments and intensive care units. Since research shows that the success of in-hospital manual resuscitation attempts remains relatively unchanged, and overall survival-to-discharge rates are poor (17% in one study published in 2003), we believe that AutoPulse adoption will increase, as clinicians understand how the AutoPulse can help improve overall CPR performance, with the goal of increasing survival rates.

North American EMS Market. Most SCAs and heart attacks occur outside of the hospital. Due to the importance of immediate treatment, there is a substantial market for portable cardiac resuscitation equipment designed for use by various emergency responders. The most highly trained segment of the pre-hospital market is comprised of paramedics, who are authorized and trained to use defibrillators to treat SCA. In addition, paramedics are becoming increasingly aware of external pacing as a standard of care for the treatment of bradycardia. We believe the use of combination pacemakers/defibrillators will become more widespread in the pre-hospital setting. Paramedics are also able to use more advanced diagnostics, such as diagnostic 12-lead. EMTs, who are authorized to use automated external defibrillators, comprise a significant portion of the potential pre-hospital market as well.

We believe the opportunity for growth in the under-penetrated pre-hospital market, encompassing public safety responders and vehicles, is large. Presently, we believe that most of the estimated 35,000 ambulances in the U.S. are equipped with defibrillators, and that other first-response emergency vehicles will represent an increasingly important market for cardiac resuscitation equipment as the medical community places increased priority on providing such equipment and the necessary training to all first responders. We believe that as older defibrillators are replaced on ambulances and other emergency vehicles, they will include additional monitoring capabilities and features necessary to provide better patient care. In addition, we believe that the AutoPulse could also be a viable life-saving tool on ambulances and some first-response emergency vehicles. Given these possibilities, we believe that we are well positioned to respond to these needs with superior defibrillation and circulatory-support products.

Public Access Defibrillation Market. This market includes non-traditional, non-healthcare users of automated external defibrillators such as the AED Plus. We believe this market is growing because of the increased awareness of the life-saving potential of simplified lower cost devices, which can be used before the arrival of professional rescuers. Efforts by the AHA, American Red Cross, National Safety Council, and National Center for Early Defibrillation should help to expand public knowledge of AEDs and increase demand for these devices.

Virtually any location with a large number of people has the potential for the purchase and installation of an AED. The incorporation of AED use in all CPR training exposes more people to this life-saving technology, increasing awareness and potential adoption. Focus on AEDs by the AHA, the American Red Cross, and similar organizations affirms the public health benefit, also driving the adoption of this technology in places such as businesses, factories, schools, health clubs, and homes.

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

We believe that the international market for defibrillators will grow for a number of reasons:

•	The international hospital market for defibrillators is expected to grow as more hospitals are built and existing hospitals modernize and update their approaches to cardiac and emergency care.

•	Emerging standards of care and the acceptance of automated equipment could result in increased use of cardiac resuscitation equipment by a broader range of healthcare personnel in the international market.

•	The European Resuscitation Council (ERC), the British Heart Foundation, and virtually all cardiac-oriented organizations in Europe, as well as the Australian Resuscitation Council, have strongly supported initiatives to expand the availability of defibrillators as a major public health initiative.

•

While external pacing is still used much less frequently in Europe and other parts of the world than it is in the U.S., many countries are beginning to implement cardiac life support protocols that incorporate external pacing as a standard component. Because most international defibrillators do not presently feature external pacing, the move to defibrillators with external pacing could increase international demand for our M Series and E Series defibrillators.

•	The market for public access defibrillation is rapidly growing in Western Europe and Australia as the governments of these regions have begun to lessen the restrictions on physician-only administration of defibrillation. As other international markets begin to follow, there will be additional opportunities for government-driven programs.

We believe that we can take advantage of the growth in the international market for defibrillators based on the continued success of the M Series defibrillators; the rapid acceptance of the E Series and AED Pro defibrillators; our superior biphasic waveform; and our public access defibrillator, the AED Plus.

We also believe that the international market potential for the AutoPulse will be as large as that of the U.S. market. We believe this for the following reasons:

•	Sudden cardiac arrest is the leading cause of death in Europe, affecting approximately 700,000 people annually.

•	Cardiac arrest survival rates are as low as those in the U.S., and the resuscitation process has remained relatively unchanged for nearly 15 years. The AutoPulse can help to augment the resuscitation process by automating the process of delivering chest compressions to people in sudden cardiac arrest.

•	Since the AutoPulse has the ability to function as an “additional person” in terms of providing chest compressions, healthcare personnel can spend more time on other life-saving interventions that can affect the patient’s survival.

•	As in the U.S., the AutoPulse can help rescuers decrease their risk of injury by eliminating the need to do manual compressions in the back of a moving ambulance or on a hospital gurney.

Our Market Opportunities

Public Access Defibrillation Using AEDs

There are more than 460,000 deaths each year from out-of-hospital cardiac arrest in the U.S. Estimates are that more than half of these deaths occur suddenly. Placing simplified automated external defibrillators, such as the AED Plus or the AED Pro, in the hands of designated first responders who can rapidly administer defibrillation to victims of SCA is a practical strategy to save lives, since immediate defibrillation results in more than 90% survival. In contrast, a delay of 4-5 minutes decreases survival to 15%-40% and a delay of 10 minutes results in death 95% of the time.

With a growing understanding of this major public health problem in the U.S. and most developed countries, initiatives on many fronts across the world are underway to encourage the widespread deployment of defibrillators. The public access market is rapidly expanding. We believe this trend will continue since there is no other effective treatment for SCA due to ventricular fibrillation other than defibrillation, and the capacity of public safety services to shorten response times from their current average of 8-10 minutes will always be limited. We also expect that there will be a growing understanding of how to use an AED in conjunction with CPR. Additionally, there will be ongoing public health initiatives designed to help reduce deaths and improve resuscitation outcomes associated with this major public health problem. Such efforts will increase the demand for products designed to improve CPR support during resuscitation efforts.

The passage of U.S. Federal and State Good Samaritan legislation increases the likelihood that non-medically trained personnel will be providing care to victims of SCA. Furthermore, some states are passing legislation encouraging, even requiring, AEDs in public places (e.g., schools, health clubs, state buildings). These legislative efforts continue to expand AED usage by non-traditional users including police, fire, and highway patrol personnel. The AHA and virtually all corresponding international organizations have established programs to bring early defibrillation to communities. Early defibrillation is included in the AHA CPR training for all healthcare personnel and some laypersons. We believe that these developments, together with the introduction of AEDs in highly visible places, will lead to a larger market for AEDs.

We are using a direct sales force to sell our AEDs to some portion of the public access market, and a mix of alternate distribution, including direct staff, distributors, and manufacturers’ representatives in those markets that are too small to support a direct sales force. We expect that this market could be serviced by other alternative distribution methods, such as e-commerce, that can supplement and reduce our need for an expensive sales force.

The need for early defibrillation is not confined solely to the out-of-hospital market place. There is increasing interest in “time to defibrillation” in the hospital setting where patients who are not monitored or disconnected from monitors may experience SCA and a delay in either response or treatment. Hospitals are increasingly looking for new technologies that can help them protect patients from events such as SCA or allow them to move patients to less acute beds earlier to reduce the cost of their admission. We believe the LIFECOR Wearable Defibrillator technology fits this shift in emphasis, and we believe it will provide us new opportunities in the hospital market related to the epitome of early defibrillation, a non-invasive defibrillator that can be worn by a patient.

Devices to Improve Perfusion During Resuscitation

Manual chest compressions, a component of CPR, are a widely taught, required skill for all health professionals and public safety employees. It is extensively taught as a lifesaving skill for laypersons. CPR provides a temporary means to circulate blood in a person whose heart has effectively stopped pumping. An example would be an episode of ventricular fibrillation where CPR would be administered to provide temporary support until defibrillation with an AED occurred.

Providing temporary circulatory and ventilatory support is critical for patient survival. Without CPR, the patient in cardiac arrest will sustain severe, permanent brain and heart tissue injury because of the lack of oxygenation of these tissues due to an interruption of normal blood flow. These injuries are generally inconsistent with survival. Conversely, the provision of adequate circulatory support with CPR has been shown to sustain patients for extensive periods of time with little or no evidence of injury after resuscitation. CPR has, however, inherent limits by its marginal (about 10%-20% of normal blood flow to the heart and 30%-40% of normal blood flow to the brain) perfusion in relationship to the normally beating heart. It is a physically demanding skill requiring significant stamina in order to be performed well over time without deterioration. It must be done in an uninterrupted manner to provide maximum benefit, a challenge not easily met when moving patients especially in the pre-hospital setting.

The ZOLL AutoPulse is an important device that also provides temporary circulatory support during cardiac arrest as do manual chest compressions. The comparison related to the differences between the two are, however, dramatic; clinical studies suggest that the AutoPulse may be able to circulate an equal amount of blood as a normally beating heart and achieve critical levels of perfusion related to survival from cardiac arrest. The device is portable and battery-powered so it can reduce interruptions in circulatory support during patient movement from buildings or in transport. We believe these two factors will drive the adoption of this technology.

The goal during CPR is to provide temporary support until the underlying problem causing the cardiac arrest can be identified and corrected (as in the defibrillation of ventricular fibrillation), and normal circulation restored. In the case of the AutoPulse, it appears to be capable of restoring normal circulation while the problem is being identified and corrected.

We believe the opportunity for the AutoPulse, as the market matures, is as large as our current market for professional defibrillators. Additional clinical studies will further demonstrate the efficacy and superiority of the device’s performance and its effect on patient outcomes. We expect the results of these studies will impact the adoption of the AutoPulse due to its superior clinical effects and this will ultimately drive adoption such that an AutoPulse is deployed wherever a defibrillator is deployed now in the professional defibrillator market.

We also have additional opportunity in the area of fluid resuscitation critical to adequate circulation in the trauma patient suffering from acute hemorrhagic blood loss. Unless treated correctly, these patients bleed to death due to inadequate blood volume replacement to support them until surgical repair of their traumatic injuries. Air-filled bladders have been used for decades to infuse fluids under pressure by squeezing bags containing intravenous solutions used to replace the lost blood through an intravenous line placed in a patient. Blood is also administered in essentially the same way as these other fluids. Our Power Infuser® device replaces the pressure bag. The Power Infuser is clinically superior to this traditional method and is being used routinely by the Armed Services to provide a highly effective high rate of volume infusion to replace lost blood under precise control in the combat setting. We plan to bring this technology to civilian application in the treatment of trauma victims in the future.

EMS Market

We currently have a much smaller share of the EMS market in North America than our leading competitor. We expect our new products, our approach to product conception and design, product synergies for distribution, data synergies, and a professional sales organization will help us expand our market share.

International Business

We have a relatively low market share of most of the international markets. In Europe, the situation is more mixed due in part to our direct sales representatives in the major markets of the United Kingdom and Germany, where we have achieved more success. We will continue to follow a strategy of customer exposure to the superiority of our products through professional direct sales representatives, while expanding our indirect distribution where appropriate. Our new product plans, superior product conception and design, synergies of distribution, data synergies and a professional sales organization should allow us to increase our share of this market.

EMS Data Management Solutions

We have developed a series of software products (RescueNet™) to address what we consider to be a growing need in the EMS market for an integrated data management system. RescueNet provides our customers with a single data management system that integrates dispatch, resuscitation information, field data collection, mobile vehicle data communication, billing, resource planning and scheduling, and quality assurance functions. With seamless integration as the advantage, a majority of our EMS customers have purchased more than one of the products from the RescueNet suite, such as the dispatch and billing systems.

Today, most EMS data is entered by hand on clipboards and then distributed or re-entered manually into databases to meet regulatory and insurance reporting requirements. The timeliness, accuracy, and efficiency of this process are key factors in the receipt of payments from third-party payors. Capturing the resuscitation information within the field data system and wirelessly downloading all the field data to the billing system provides great efficiency. A significant amount of revenue is lost due to data entry errors, and misplaced paperwork or data. Time is lost duplicating data entries. As a result, we believe that the market for EMS field data management is significant and growing rapidly. ZOLL estimates the potential market for EMS software to be more than $400 million.

Competition

Our principal competitors in the U.S. are the Emergency Response Systems Division of Medtronic Inc. and Royal Philips Electronics. Both Medtronic and Philips compete across our entire defibrillator product line. We also compete with Cardiac Science, Inc., Welch Allyn, HeartSine Technologies, and Defibtech in the lower cost

AED market. In the international market, we compete with Medtronic, Philips, most AED competitors, and several other companies depending upon the country. Medtronic is generally the market leader in the industry.

The business of developing and marketing software for data collection, billing, dispatching, and management in the EMS market is competitive. Competitors in this business include Medusa Medical Technologies, Inc., Healthware Technologies, Inc., Safety Pad Software, ImageTrend, Inc., eCore Software Solutions, Inc., PDSI Software, Inc., Geac Computer Corporation, Ltd., DocuMed, Inc., Tritech Software Systems, Inc., Ortivus AB, RAM Software Systems, Inc., Intergraph Corporation, and AmbPac, Inc. None of these competitors currently has a product that provides an integrated solution comparable to the RescueNet products. Medtronic ERS and Medusa have a marketing arrangement through which Medtronic’s salespeople are promoting the Medusa field data solution. In addition, Philips offers a product, HeartStart Event Review, for this market that is similar but much more limited in scope and capability than our Code Review® products.

We develop and market software for data collection related to resuscitation practices in hospitals. We offer a system called CodeNet® to provide data collection during resuscitation and to later organize this data into useful information related to performance measures for resuscitation practices. The primary alternative to our products in the hospital market involves manual interface between the defibrillator and the hospital’s information systems.

The AutoPulse currently has no significant competition in the U.S. other than manual CPR; however, Medtronic has entered into a distribution agreement with Jolife, of Sweden, to market its Lucas CPR® Pump. This pump is a piston driven device which pushes down on the center of the chest like manual CPR. Medtronic is focusing most of its efforts in Europe, especially the United Kingdom. We expect them to move aggressively into the U.S. market upon receipt of FDA clearance. Another company, Michigan Instruments, markets a product in the U.S. called the Thumper® 1007 that mimics traditional chest compressions by compressing the heart via a mechanized, air-driven piston device.

Competitive Factors

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

We believe that principal competitive factors in the public access market include:

•	User simplicity, convenience, and ease of use;

•	Value; and

•	Support services and training.

Our AED Plus competes favorably with respect to each of these factors.

Foreign Operations

We currently conduct business outside of the United States through subsidiaries in Canada, England, Germany, Austria, the Netherlands, France, Australia, and New Zealand. In addition, we operate international offices and have entered into distributor and sales representative business relationships in the world’s major markets, and we have sold our products in more than 140 countries.

Research and Development

Our research and development strategy is to continually improve and expand our product lines by combining existing proprietary technologies, newly developed proprietary technologies and the technologies of our best in class partners into new product offerings that provide additional valued benefits to our customers. We pursue a multi-disciplinary approach to product design that includes substantial electrical, mechanical, software and biomedical engineering efforts. We are currently focusing our research and development programs on data management, additional product variants of the M Series and AED Plus product lines, next generation product platforms, continued clinical trials, expansion of our long-term technical research efforts, and other initiatives. Research and development expenses for 2005, 2004 and 2003 were approximately $22.9 million, $18.4 million and $14.1 million, respectively.

Manufacturing

Our primary manufacturing facilities are located in Chelmsford, Massachusetts, Pawtucket, Rhode Island, Sunnyvale, California, and Plymouth Meeting, Pennsylvania. In Chelmsford, we generally assemble our defibrillation devices from components produced to our specifications by our suppliers. In Pawtucket, we manufacture our electrode products. As of March 2004, as the result of our acquisition of the assets of Infusion Dynamics, Inc., our manufacturing facility located in Plymouth Meeting, Pennsylvania, assembles the Power Infuser. As of October 2004, as a result of our acquisition of Revivant Corporation (now ZOLL Circulation, Inc.), we also have a manufacturing facility located in Sunnyvale, California, where the AutoPulse is manufactured.

Patents and Proprietary Information

Seven U.S. patents have now been issued covering various aspects of our unique biphasic waveform technology. Several corresponding foreign patents relating to this waveform technology are still pending.

We currently hold approximately 45 U.S. and foreign patents, and approximately 75 pending applications. Our patents and patent applications relate to pacing, defibrillation and other resuscitation therapies. We have also applied for patents related to ZOLL Data Systems software.

As a result of our acquisition of Revivant Corporation, ten additional patents as well as a number of patent applications related to various CPR and chest compression technologies are now our property.

Customers

There is no customer whose purchases accounted for 10% or more of our revenues and whose loss the Company believes would have a material adverse effect on the Company and its subsidiaries taken as a whole.

Employees

As of October 2, 2005, we employed 965 people on a full-time basis, 883 in the United States and 82 internationally. None of our employees are subject to collective bargaining agreements.

Marketing and Sales

We operate with sales and managerial staff comprised of direct representatives and their managers, distribution managers, special account representatives, distributors and manufacturer’s representatives throughout the world. In the United States, the staff is split into dedicated groups, focused on the hospital, EMS, and public access markets. In the United States, we sell products directly to hospitals and EMS and through distributor and other indirect channels in the public access market. The organization is similar in our international markets, and a mix of both direct and indirect channels are maintained relative to a country’s size and business potential. We sell our RescueNet products through a separate dedicated sales force.

Backlog

We have not typically maintained a significant backlog. Historically, we have shipped most of each quarter’s orders in that quarter. Orders are subject to cancellation or rescheduling by customers. Due to possible changes in delivery schedules, cancellation of orders and delays in shipments, our backlog at any particular date is not necessarily an accurate predictor of revenue for any succeeding period.

We ended fiscal 2005 with a backlog of approximately $16 million, which is higher than recent quarters because we came into the fourth quarter with a beginning backlog of approximately $7 million and we typically build a backlog in the fourth quarter due to the purchasing practices of our customers. We anticipate all of this backlog will ship during fiscal 2006. Our backlog at the end of fiscal 2004 was approximately $4 million. As we continue to grow, in order to facilitate shipments in light of the heavy end-of-quarter orders, we believe we need to establish a permanent backlog level of orders that will not be shipped at the end of each quarter. We believe this will help us improve our efficiency, lower our costs and improve our profitability as it will make it less likely that we will be required to incur substantial additional costs at the end of the quarter. It may also reduce the likelihood that we are unable to achieve our sales objectives despite having sufficient customer orders. We believe this approach will be in the best long-term interests of our shareholders.

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

Every company that manufactures or assembles medical devices is required to register with the FDA and adhere to certain “good manufacturing practices” in accordance with the FDA’s Quality System Regulation which regulates the manufacture of medical devices, prescribes record-keeping procedures and provides for the routine inspection of facilities for compliance with such regulations. The FDA also has broad regulatory powers in the areas of clinical testing, marketing and advertising of medical devices.

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

Item 1A. Risk Factors.

If We Fail to Compete Successfully in the Future against Existing or Potential Competitors, Our Operating Results May Be Adversely Affected

Our principal global competitors with respect to our entire cardiac resuscitation equipment product line are Medtronic Emergency Response Systems (Medtronic ERS), Royal Philips Electronics (Philips), GE Medical Systems Information Technologies (GEMSIT), and Cardiac Science, Inc. Medtronic ERS is a subsidiary of Medtronic, Inc., a leading medical technology company and has been the market leader in the defibrillator industry for over twenty years. As a result of Medtronic’s dominant position in this industry, many potential customers have relationships with Medtronic that could make it difficult for us to continue to penetrate the markets for our products. In addition, Medtronic and Royal Philips Electronics and other competitors each have significantly greater resources than we do. Accordingly, Medtronic, Royal Philips Electronics and other competitors could substantially increase the resources they devote to the development and marketing of products that are competitive with ours. These and other competitors may develop and successfully commercialize medical devices that directly or indirectly accomplish what our products are designed to accomplish in a superior and/or less expensive manner. In addition, although our biphasic waveform technology is unique, our competitors have devised alternative biphasic waveform technology. We have also licensed our biphasic waveform technology to GE Medical Systems Information Technologies (GEMSIT).

Philips recently introduced a new product called the MRx which targets the ALS portion of the EMS and hospital market. Prior to introducing this product, they were not actively selling a fully featured product to the professional market. Although we believe the durability of this product is not as rugged as our new E Series, they have selectively used a discounting price strategy to help them sell, particularly in the EMS market. Because Medtronic’s LifePak 12 product, also targeted to the EMS market, has been on the market since 1998, we anticipate that Medtronic may introduce a new product. Although the LifePak 12 is much bigger and heavier than either the M Series or the E Series, there can be no assurance that a new product, should Medtronic decide to introduce one, will not be more competitive.

There are a number of smaller competitors in the United States, which include Welch Allyn, Inc., HeartSine Technology, and Defibtech. Internationally, we face the same competitors as in the United States as well as Nihon Kohden, Corpuls, Schiller, and other local competitors. It is possible the market may embrace these competitors’ products which could negatively impact our market share.

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

There is significant competition in the business of developing and marketing software for data collection, billing, dispatching and management in the emergency medical system market. Our principal competitors in this business include Medusa Medical Technologies, Inc., Healthware Technologies, Inc., Safety Pad Software, ImageTrend, Inc., eCore Software Solutions, Inc., PDSI Software, Inc., Geac Computer Corporation, Ltd., DocuMed, Inc., Tritech Software Systems, Inc., Ortivus AB, RAM Software Systems, Inc., Intergraph Corporation and AmbPac, Inc., some of which have greater financial, technical, research and development and marketing resources than we do. Because the barriers to entry in this business are relatively low, additional competitors may easily enter this market in the future. It is possible that systems developed by competitors could be superior to our data management system. Consequently, our ability to sell our data management system could be materially affected and our financial results could be materially and adversely affected.

It is Possible That if Competitors Increase Their Use of Price Discounting, Our Gross Margins Could Decline.

Some competitors have, from time to time, used price discounting in order to attempt to gain market share. If this activity were to increase in the future it is possible that our gross margin and overall profitability could be adversely affected if we decided to respond in kind.

For example, Philips has selectively used a discounted price strategy to help them sell, particularly in the EMS market. If we are unable to sufficiently differentiate our product advantages, we may be forced to reduce our prices.

Our Operating Results are Likely to Fluctuate Which Could Cause Our Stock Price to be Volatile, and the Anticipation of a Volatile Stock Price Can Cause Greater Volatility

Our quarterly and annual operating results have fluctuated and may continue to fluctuate. Various factors have and may continue to affect our operating results, including:

•	high demand for our products which could disrupt our normal factory utilization and cause shipments to occur in uneven patterns;

•	variations in product orders;

•	timing of new product introductions;

•	temporary disruptions on buying behavior due to changes in technology (e.g. shift to biphasic technology);

•	changes in distribution channels;

•	actions taken by our competitors such as the introduction of new products or the offering of sales incentives;

•	the ability of our sales forces to effectively market our products;

•	supply interruptions from our single-source vendors;

•	temporary manufacturing disruptions;

•	regulatory actions, including actions taken by the FDA or similar agencies; and

•	delays in obtaining domestic or foreign regulatory approvals.

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

The PAD market has many new dynamics. This market involves many new types of non-traditional healthcare distributors, and the efficiency of these distributors may not be as robust as we expect. These new types of distributors may present credit risks since they may not be well established and may not have the necessary business volumes. In addition, we may not be successful in gaining greater market acceptance of our AED Plus into alternative PAD markets if our PAD Distributors are not successful. Also, our focus upon the PAD market may distract our operations from our professional business. All of these items could cause our operating results to be unfavorably affected.

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

If we are delayed or fail to achieve these market development initiatives, we may encounter difficulties building our customer base for these products. Sub par results from any of these items, such as inconclusive results from clinical trials (e.g. as shown by the ASPIRE trial mentioned above), could cause our operating results to be unfavorably affected.

Our Approach to Our Backlog Might Not Be Successful

We desire to maintain a backlog in order to generate operating efficiencies. If order rates are insufficient to maintain such a backlog, we may be subject to operating inefficiencies.

We May be Required to Implement a Costly Product Recall

In the event that any of our products proves to be defective, we can voluntarily recall, or the FDA could require us to redesign or implement a recall of any of our products. Both our larger competitors and we have, on numerous occasions, voluntarily recalled products in the past, and based on this experience, we believe that future recalls could result in significant costs to us and significant adverse publicity, which could harm our ability to market our products in the future. Though it may not be possible to quantify the economic impact of a recall, it could have a material adverse effect on our business, financial condition and results of operations. For example, during the third quarter of fiscal 2005, we encountered a manufacturing problem with our AED product line. Upon detection of the problem, manufacturing was temporarily stopped, the problem was analyzed and a solution was identified and implemented. We are closely monitoring product in the field and if it is determined at a future point that a product recall is necessary, that action could result in a material loss.

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

General Economic Conditions May Cause Our Customers to Delay Buying Our Products Resulting in Lower Revenues

The national economy of the United States and the global economy are both subject to economic downturns. An economic downturn in any market in which we sell our products may have a significant impact on the ability of our customers, in both the hospital and pre-hospital markets, to secure adequate funding to buy our products or might cause purchasing decisions to be delayed. Any delay in purchasing our products may result in decreased revenues and also allow our competitors additional time to develop products which may have a competitive edge, making future sales of our products more difficult.

For example, over the last few years in the U.S., many states experienced deficits and shortfalls of revenue to cover expenditures. As a result, states cut their spending and support to local cities and towns, who then in-turn have reduced their spending for capital equipment purchases for their EMS services. We believe that this has had a negative impact on our revenues in the North American EMS market.

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

We Can be Sued for Producing Defective Products and We May be Required to Pay Significant Amounts to Those Harmed If We are Found Liable, and Our Business Could Suffer from Adverse Publicity

The manufacture and sale of medical products such as ours entail significant risk of product liability claims, and product liability claims are made against us from time to time. Our quality control standards comply with FDA requirements and we believe that the amount of product liability insurance we maintain is adequate based on past product liability claims in our industry. We cannot be assured that the amount of such insurance will be sufficient to satisfy claims made against us in the future or that we will be able to maintain insurance in the future at satisfactory rates or in adequate amounts. Product liability claims could result in significant costs or litigation. A successful claim brought against us in excess of our available insurance coverage or any claim that results in significant adverse publicity against us could have a material adverse effect on our business, financial condition and results of operations.

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

We are Dependent upon Licensed and Purchased Technology for Upgradeable Features in Our Products, and We May Not Be Able to Renew These Licenses or Purchase Agreements in the Future

We license and purchase technology from third parties for upgradeable features in our products, including a 12 lead analysis program, pulse oximetry, EtCO2, and NIBP technologies. We anticipate that we will need to license and purchase additional technology to remain competitive. We may not be able to renew our existing licenses and purchase agreements or to license and purchase other technologies on commercially reasonable terms or at all. If we are unable to renew our existing licenses and purchase agreements or we are unable to license or purchase new technologies, we may not be able to offer competitive products.

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

Our Current and Future Investments May Lose Value in the Future

We hold an investment in Advanced Circulatory Systems, Inc. (formerly ResQSystems, Inc.) and may in the future invest in the securities of other companies and participate in joint venture agreements. These investments and future investments are subject to the risks that the entities in which we invest will become bankrupt or lose money.

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

Our Adoption of FASB Statement 123(R) Will Result in Additional Expense Being Charged to Our Income Statement Which Might Cause Our Stock Price to Fluctuate

We are adopting FASB Statement 123(R) in the first quarter of 2006. As a result, we will be including stock based compensation in our expenses which will reduce our earnings. Although we have disclosed what this impact is expected to be, it may change investors’ views on the value of the Company and this may affect our stock price.

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

The provisions of Section 404 of the Sarbanes-Oxley Act of 2002 applied to us for the fiscal year 2005. Accordingly, we have completed a project to document, review, test, evaluate and conclude on our systems of internal controls. We have also completed our testing of our internal control systems and have concluded that, at this time, as a result of our testing, we did not identify a material weakness in our system of internal controls. As we move through fiscal 2006, we will continue to monitor our internal control environment and perform testing as required by Section 404 rules. There can be no guarantee that, in the future, we will not detect the existence of a material control weakness. Disclosure of a material weakness in our system of internal control may cause our stock price to fluctuate significantly.

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

Our International Sales Expose Our Business to a Variety of Risks That Could Result in Significant Fluctuations in Our Results of Operations

Approximately 27% of our sales for the year ended October 2, 2005 were made to foreign purchasers and we plan to increase the sale of our products to foreign purchasers in the future. As a result, a significant portion of our sales is and will continue to be subject to the risks of international business, including:

•	fluctuations in foreign currencies;

•	trade disputes;

•	changes in regulatory requirements, tariffs and other barriers;

•	consequences of failure to comply with U.S. law and regulations concerning the conduct of business outside the U.S.;

•	the possibility of quotas, duties, taxes or other changes or restrictions upon the importation or exportation of the products being implemented by the United States or these foreign countries;

•	timing and availability of import/export licenses;

•	political and economic instability;

•	higher credit risk and difficulties in accounts receivable collections;

•	increased tax exposure if our revenues in foreign countries are subject to taxation by more than one jurisdiction;

•	accepting customer purchase orders governed by foreign laws which may differ significantly from U.S. laws and limit our ability to enforce our rights under such agreements and to collect damages, if awarded;

•	war on terrorism;

•	disruption in the international transportation industry; and

•	use of international distributors.

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

We May Fail to Adequately Protect or Enforce Our Intellectual Property Rights or Secure Rights to Third Party Intellectual Property, and Our Competitors Can Use Some of Our Previously Proprietary Technology

Our success will depend in part on our ability to obtain and maintain patent protection for our products, methods, processes and other technologies, to preserve our trade secrets and to operate without infringing the proprietary rights of third parties. We hold approximately 45 U.S. and foreign patents for our various inventions and technologies. Additional patent applications have been filed with the U.S. Patent and Trademark Office and outside the U.S. and are currently pending. The patents that have been granted to us are for a definitive period of time and will expire. We have filed certain corresponding foreign patent applications and intend to file additional foreign and U.S. patent applications as appropriate. We cannot be assured as to:

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

There has been substantial litigation regarding patent and other intellectual property rights in the medical device industry, some of which has involved the Company. Litigation or administrative proceedings, including interference proceedings before the U.S. Patent and Trademark Office, related to intellectual property rights has been and in the future could be brought against us or be initiated by us. Adverse determinations in any patent litigation could subject us to significant liabilities to third parties, could require us to seek licenses from third parties and could, if licenses are not available, prevent us from manufacturing, selling or using certain of our products, some of which could have a material adverse effect on the Company. In addition, the costs of any such proceedings may be substantial whether or not we are successful.

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

Intangibles and Goodwill We Currently Carry on Our Balance Sheet May Become Impaired.

At October 2, 2005, we had approximately $42.4 million of goodwill and intangible assets on our balance sheet. These assets are subject to impairment if the cash flow that we generate from these assets specifically, or our business more broadly, are insufficient to justify the carrying value of the assets. Factors affecting our ability to generate cash flow from these assets include, but are not limited to, general market conditions, product acceptance, pricing and competition, distribution, costs of production and operations. For example, we have an option to acquire the remainder of LifeCOR, Inc. (“LifeCOR”) assets through April 2006. If we decided not to exercise the option to acquire LifeCOR, the value of the option would be impaired and would need to be written off.

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

We Have Only One Manufacturing Facility for Each of Our Major Products and Any Damage or Incapacitation of Any of the Facilities Could Impede Our Ability to Produce These Products

We have only one manufacturing facility for each of our major products. Damage to any such facility could render us unable to manufacture the relevant product or require us to reduce the output of products at the damaged facility. In addition, a severe weather event, other natural disaster or any other significant disruption affecting a facility occurring late in a quarter could make it difficult to meet product shipping targets. Any of these events could materially and adversely impact our business, financial condition and results of operations.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

Our executive headquarters are located in Chelmsford, Massachusetts, along with our research and development and our defibrillator manufacturing operations. The Chelmsford facility offers approximately 155,000 square feet of leased office, warehouse and assembly space. We own a 33,000 square foot building in Pawtucket, Rhode Island, where we manufacture our electrode products and conduct related research and development. We lease 40,000 square feet in Broomfield, Colorado, where our ZOLL Data Systems data management software business offices are located. We lease an approximate 19,000 square foot manufacturing facility in Sunnyvale, California, where the AutoPulse is manufactured. We lease an approximate 1,500 square foot manufacturing facility in Plymouth Meeting, Pennsylvania, where the Power Infuser is manufactured. We also lease administrative offices in Manchester, England; Dodewaard, the Netherlands; Cologne, Germany; Sydney, Australia; and Mississauga, Ontario, Canada.

Item 3. Legal Proceedings.

In the fourth quarter of fiscal 2005, the federal government concluded its investigation regarding two sales of defibrillators to a distributor in fiscal 2000 which were allegedly trans-shipped to Iran without required export licenses. The closure of this matter did not have a material adverse effect on the Company or its financial results.

The Company is, from time to time, involved in the normal course of its business in various litigation matters and regulatory issues, including product liability suits and product recalls. Although the Company is unable at the present time to quantify the exact financial impact of any of these matters, it believes that none of these matters currently pending will have an outcome material to its financial condition or business.

Item 4. Submission of Matters to a Vote of Security Holders.

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our Common Stock is traded on the National Association of Securities Dealers Automated Quotation (NASDAQ) National Market System under the symbol “ZOLL.” The following table sets forth the high and low sales prices during the fiscal quarters specified:

	Sales Prices
	2005		2004
	High	Low	High	Low
First Quarter	$36.84	$30.34	$36.08	$30.66
Second Quarter	35.99	22.00	41.93	35.34
Third Quarter	26.50	20.07	42.73	30.06
Fourth Quarter	28.61	24.18	34.92	30.63

We have never declared or paid cash dividends on our capital stock. We currently intend to retain any current and future earnings to finance the growth and development of our business, and therefore do not anticipate paying any cash dividends in the foreseeable future.

As of December 9, 2005, there were approximately 90 stockholders of record of our Common Stock. We believe there are approximately 10,000 beneficial holders of our Common Stock.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column a)
Equity compensation plans approved by security holders	1,262,952	$33.77	283,245
Equity compensation plans not approved by security holders	—	—	—
Total	1,262,952	$33.77	283,245

Item 6. Selected Financial Data.

ZOLL Medical Corporation

Consolidated Five-Year Financial Summary

	FISCAL YEAR
(000’s omitted, except per share data)	2005	2004	2003	2002	2001
Income Statement Data:
Net sales	$211,340	$211,785	$184,603	$150,227	$119,202
Cost of goods sold	92,325	92,545	81,477	65,274	52,684

Gross profit	119,015	119,240	103,126	84,953	66,518

Expenses:
Selling and marketing	75,838	74,946	59,461	48,645	38,208
General and administrative	18,667	14,504	12,404	11,193	9,605
Research and development	22,896	18,376	14,115	11,536	10,231

Total expenses	117,401	107,826	85,980	71,374	58,044

Income from operations	1,614	11,414	17,146	13,579	8,474
Investment and other income	572	1,323	2,033	1,595	3,139

Income before income taxes	2,186	12,737	19,179	15,174	11,613
Provision for income taxes	223	3,781	6,329	4,944	4,051

Net income	$1,963	$8,956	$12,850	$10,230	$7,562

Basic earnings per common share	$0.21	$0.97	$1.42	$1.15	$0.85

Weighted average common shares outstanding	9,565	9,191	9,030	8,919	8,847
Diluted earnings per common and common equivalent share	$0.20	$0.96	$1.40	$1.12	$0.83
Weighted average common and common equivalent shares outstanding	9,630	9,304	9,204	9,158	9,097

Balance Sheet Data:
Working capital	$107,140	$114,785	$113,505	$119,110	$109,660
Total assets	$219,536	$207,192	$192,096	$165,854	$144,388
Stockholders’ equity	$181,428	$170,946	$155,991	$141,912	$131,437

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

We intend for this discussion and analysis to provide you with information that will assist you in understanding our consolidated financial statements, the changes in certain key items in those consolidated financial statements from year to year and the primary factors that accounted for those changes. Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. This discussion and analysis should be read in conjunction with our consolidated financial statements as of October 2, 2005 and for the year then ended and the notes accompanying those consolidated financial statements.

Executive Overview

We are committed to developing technologies that help advance the practice of resuscitation. With products for pacing, defibrillation, circulation, ventilation, and fluid resuscitation, we provide a comprehensive set of technologies that help clinicians, EMS professionals, and lay rescuers resuscitate sudden cardiac arrest or trauma victims. We also design and market software that automates the documentation and management of both clinical and non-clinical information.

We ended fiscal 2005 with $50.8 million of cash, cash equivalents and short-term investments, and no long-term debt. Net income in fiscal 2005 was much lower than expected due to sales growth that did not keep pace with our significant investments in R&D resources and increased expenditures for general and administrative expenses, including regulatory compliance, ZOLL Circulation expenses (acquired in October 2004), and higher professional services and insurance costs, among other things.

Results of Operations

2005 Compared to 2004

Sales

Our net sales remained relatively flat in fiscal 2005 at $211.3 million versus $211.8 million in the prior year.

Net sales by customer/product categories were as follows:

(000’s omitted)	2005	2004	% Change
Devices and Accessories to the Hospital Market-North America	$70,266	$87,844	(20)%
Devices, Accessories, and Data Management Software to the Pre-hospital Market-North America	72,831	62,701	16%
Other Products to North America	19,628	19,982	(2)%

Subtotal North America	162,725	170,527	(5)%
All Products to the International Market	48,615	41,258	18%

Total Sales	$211,340	$211,785	—%

The decrease of sales to the North American Hospital market was primarily due to a $16.9 million decrease in sales to the U.S. military reflecting the sale of fewer units. U.S. military sales for 2005 and 2004 were approximately $10.1 million and $27.0 million, respectively. Excluding the U.S. military sales, North American hospital revenues decreased 1% to $60.2 million in 2005 versus $60.9 million in 2004. Overall, the hospital market sales excluding U.S. military sales, were flat in fiscal 2005 due to a strong year we experienced in 2004 during which our growth was 25%.

Our sales to the North American pre-hospital market increased 16% in 2005 due to approximately $6 million of sales of the AutoPulse product and growth in volume of our data management software revenues. The data management software revenues continue to grow reflecting the success of our new Pocket Tablet PCR product.

International sales increased by 18% to $48.6 million in 2005 versus $41.3 million in 2004. Areas where sales experienced significant growth were the United Kingdom, approximately $1.8 million; Latin America, approximately $1.8 million; and France, approximately $1.0 million. This growth was partially offset by lower sales in the Middle East, approximately $1.3 million; and the Far East, approximately $.5 million. The fluctuations in sales primarily reflected fluctuations in unit volumes.

Worldwide AED Plus product sales totaled $36.4 million, an increase of 20% over the prior year. This increased volume resulted from the significant differentiation of our product versus those of our competition.

Total sales of the AutoPulse product to all our markets were $7.5 million for fiscal 2005. We began selling this product upon acquisition of Revivant Corporation in October 2004.

Gross Margins

Overall, gross margins for fiscal 2005 remained flat at 56.3% versus fiscal 2004. Gross margins were favorably affected in fiscal 2005 by the reduction in military sales which carried lower than average margins in 2004, and the increase in sales of data management software which carries higher than average margins, offset by sales of our new AutoPulse product which currently carries a lower than average margin due to current low production volumes.

Backlog

We have not typically maintained a significant backlog. Historically, we have shipped most of each quarter’s orders in that quarter. Orders are subject to cancellation or rescheduling by customers. Due to possible changes in delivery schedules, cancellation of orders and delays in shipments, our backlog at any particular date is not necessarily an accurate predictor of revenue for any succeeding period.

We ended fiscal 2005 with a backlog of approximately $16 million, which is higher than recent quarters because we came into the fourth quarter with a beginning backlog of approximately $7 million and we typically build a backlog in the fourth quarter due to the purchasing practices of our customers. We anticipate all of this backlog will ship during fiscal 2006. Our backlog at the end of fiscal 2004 was approximately $4 million. As we continue to grow, in order to facilitate shipments in light of the heavy end-of-quarter orders, we believe we need to establish a permanent backlog level of orders that will not be shipped at the end of each quarter. We believe this will help us improve our efficiency, lower our costs and improve our profitability as it will make it less likely that we will be required to incur substantial additional costs at the end of the quarter. It may also reduce the likelihood that we are unable to achieve our sales objectives despite having sufficient customer orders. We believe this approach will be in the best long-term interests of our shareholders.

Costs and Expenses

Operating expenses were as follows:

(000’s omitted)	2005	% of Sales	2004	% of Sales	Change %
Selling and marketing	$75,838	36%	$74,946	35%	1%
General and administrative	18,667	9%	14,504	7%	29%
Research and development	22,896	11%	18,376	9%	25%

Total expenses	$117,401	56%	$107,826	51%	9%

Selling and marketing expenses increased $900,000 for the year ended October 2, 2005 compared to the previous year. The increase in selling and marketing expense was primarily due to an increase of $1.2 million relating to increased headcount at ZOLL Data Systems, our data management subsidiary, $900,000 relating to selling and marketing activities at Revivant, now known as ZOLL Circulation, Inc., acquired just after the beginning of fiscal 2005, and $300,000 relating to increases in international selling expenses. The increases in sales and marketing expenses were substantially offset by the reduction in headcount we announced during the second quarter of fiscal 2005.

General and administrative expenses increased $4.2 million for the year ended October 2, 2005 compared to the previous year. This increase was primarily due to spending related to Sarbanes-Oxley compliance of $1.5 million, spending at ZOLL Circulation of $1.3 million, which was not included in last year’s results of operations, an increase in professional service and insurance expenses of approximately $1.1 million, and $200,000 of license amortization costs relating to our investment in LifeCor.

Research and development (“R&D”) expenses increased by $4.5 million for the year ended October 2, 2005 compared to the previous year. Approximately $3.7 million of this increase related to spending at ZOLL Circulation, not included in prior year results of operations. The remainder of the increases related to spending on our new E-Series platform and other products. These increases were partially offset by approximately $900,000 reduction in the use of outside professional design services.

Investment and Other Income

Investment and other income decreased to $600,000 in fiscal 2005, as compared to $1.3 million in the previous year. This decrease was due to the decrease in interest earned as a result of the reduction in our cash balances, and a decrease in foreign currency exchange gains.

Income Taxes

Our effective tax rate decreased to 10% in fiscal 2005 as compared to 30% in fiscal 2004. This reduction in the effective tax rate is mainly attributable to the effect of relatively constant R&D credits and various permanent book to tax differences on substantially reduced income before taxes.

2004 Compared to 2003

Sales

Our net sales increased 15% in fiscal 2004 to a record $211.8 million, up from $184.6 million in the prior year, reflecting continued growth in sales volume of our core M Series product and our AED Plus product.

Net sales by customer/product categories were as follows:

(000’s omitted)	2004	2003	% Change
Devices and Accessories to the Hospital Market-North America	$87,844	$63,558	38%
Devices, Accessories, and Data Management Software to the Pre-hospital Market-North America	62,701	55,357	13%
Other Products to North America	19,982	19,602	2%

Subtotal North America	170,527	138,517	23%
All Products to the International Market	41,258	46,086	(10)%

Total Sales	$211,785	$184,603	15%

The increase of sales to the North American Hospital market was primarily due to $15.6 million of additional volume to the U.S. military which included $3.4 million of product shipped from Infusion Dynamics, the company we acquired in March 2004. Excluding these U.S. military sales of approximately $30 million and $14.8 million in 2004, and 2003, North American hospital revenues increased 18% over the prior year. Of this increase, $2.2 million was due to increased sales of our AED Plus in the hospital market and approximately $5 million was due to increased sales of the M Series. The increase of M Series sales includes the impact of some customers accelerating their replacement of monophasic devices.

Our sales to the North American pre-hospital market increased 13% due to approximately $7 million of growth in the sales of our AED Plus product driven by volume and market share gains and approximately $1.7 million was due to growth in volume of our data management software revenues.

The $4.8 million decrease of International sales was caused primarily by a $3.3 million decrease due to German Army purchases which occurred in 2003 but did not recur in 2004. Further, our United Kingdom sales decreased approximately $4.6 million. These decreases were partially offset by approximately $2.8 million or 6% due to favorable foreign exchange rates and approximately $1.2 million, or 3%, of additional sales volume in our Australian operations as we continue to gain market share there.

Worldwide AED Plus product sales reached $30.4 million, an increase of 61% over the prior year. This increase results from increased volume of shipments and additional market share since we believe this market was growing at approximately 20% per year.

Gross Margins

Gross margins for fiscal 2004 increased slightly to 56.3% from 55.9% in fiscal 2003. The increase in gross margins was mainly due to a lower proportion of International sales in 2004 as compared to total sales. Many international sales, including those to the German Army in 2003, included volume discounts, and sales to international distributors which typically carry lower than average gross margins drove margins lower in 2003.

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

Financial Condition

Liquidity and Capital Resources

Our overall financial condition remains strong. Our cash and cash equivalents at October 2, 2005 totaled $36.3 million compared with $40.7 million at October 3, 2004. In addition, marketable securities amounted to $14.6 million at October 2, 2005 in comparison to $18.3 million at October 3, 2004. We continue to have no long-term debt.

Cash Requirements:

We believe that the combination of existing cash, cash equivalents, and highly liquid short-term investments on hand, along with cash to be generated by future operations and amounts available under our line of credit, will be sufficient to meet our ongoing operating and capital expenditure requirements for the foreseeable future.

Sources and Uses of Cash:

To assist with the discussion, the following table presents the abbreviated cash flows for the years ended October 2, 2005, October 3, 2004, and September 28, 2003:

(000’s omitted)	2005	2004	2003
Net income	$1,963	$8,956	$12,850
Changes not affecting cash	15,820	13,511	10,802
Change in current assets and liabilities	(10,403)	(7,528)	(3,598)

Net cash provided by operating activities	7,380	14,939	20,054
Cash used in investing activities	(12,489)	(20,450)	(36,689)
Cash provided by financing activities	614	5,114	1,157
Effect of foreign exchange rates on cash	80	302	600

Net change in cash and cash equivalents	(4,415)	(95)	(14,878)

Cash and cash equivalents—beginning of year	40,685	40,780	55,658

Cash and cash equivalents—end of year	$36,270	$40,685	$40,780

Operating Activities

Cash provided by operating activities decreased $7.6 million in fiscal 2005 to $7.4 million versus $14.9 million in 2004. This decrease was primarily due to the increase of gross inventories of approximately $9.6 million and a decrease in net income of $7.0 million. The increase in inventory was due to new product platforms and inventory relating to our military contract. Net income was lower than expected due to sales growth that did not keep pace with our significant investments in sales, marketing and R&D resources. Offsetting these decreases to cash from operations were increases due to lower accounts receivable balances and higher accrued liabilities.

Investing Activities

Cash used in investing activities decreased $8.0 million in fiscal 2005 to $12.5 million as compared to $20.4 million in the prior year. This decrease in cash was primarily due to a decrease of $3.2 million of capital equipment purchases and $3.1 million of net cash payments for acquisitions.

Financing Activities

Cash provided by financing activities was $614,000 for fiscal 2005 in comparison to $5.1 million in the previous year. The change reflects a lower number of stock options exercised during 2005 (approximately 51,000 shares in 2005 versus 245,000 in 2004) at a lower weighted average exercise price per share ($17.91 in 2005 versus $24.00 in 2004).

Investments

As of October 2, 2005, we had an investment in a privately held technology company with a carrying value of $1.3 million. We have performed a review of this investment and determined no impairment indicators exist.

In March 2004, we acquired substantially all the assets of Infusion Dynamics, Inc. (“Infusion”). Under the terms of the acquisition, we are obligated to make additional earn-out payments through 2011 (“contingencies”) based on performance of the acquired business. Because additional consideration is based on the growth of sales, a reasonable estimate of the future payments to be made cannot be determined. When these contingencies are resolved and the consideration is distributable, we will record the fair value of the additional consideration as additional cost of the acquired assets.

We exercised our option to acquire Revivant Corporation, now called ZOLL Circulation, Inc. (“Revivant”) on October 12, 2004. We paid $15 million in the form of cash and shares of our Common Stock as the initial merger consideration and an additional $1 million in cash and shares of Common Stock when a milestone payment was earned in the first quarter of fiscal 2005. As of October 2005, we have accrued the payment for the 2005 earn-out, based upon sales, totaling approximately $1.3 million to be paid in the first quarter of 2006. We may make further payments for the years 2006 through 2007 based on growth of AutoPulse sales. We may also be required to make future milestone payments, estimated to be approximately $14 million, tied to the completion of certain clinical trials of the AutoPulse™ Resuscitation System through 2006. However, based on the results reported on the ASPIRE trial, the probability of this milestone being met is considered to be low. Because additional consideration is based on the growth of the AutoPulse sales, a reasonable estimate of the potential total purchase price cannot be determined. All payments will be a combination of cash and shares of our Common Stock.

We also have an option, recently extended through April 2006, to acquire the remainder of LifeCOR’s net assets. If the option is exercised, we will make earn out payments to LifeCOR’s shareholders based upon future revenue growth of the acquired business over a five-year period. If the option is exercised, the Company will assume LifeCOR’s debt, estimated to be $7.7 million. If we do exercise the option and assume this debt, it is likely we would use our cash to retire this relatively high interest rate debt. Currently, we anticipate exercising the option. However, if we decide not to exercise the option to acquire LifeCOR, Inc., the $1.3 million value of the option would be impaired and need to be written off. Because additional consideration is based on the growth of sales over a five-year period, a reasonable estimate of the total acquisition cost cannot be determined. We are also providing a working capital line of credit to LifeCOR secured by LifeCOR’s accounts receivable and other assets, which had a principal balance as of October 2, 2005 and October 3, 2004 of $1.4 million and $721,000, respectively. In consideration for the option extension, we are also providing LifeCOR with an unsecured line of credit of up to $1.2 million, which had a principal balance as of October 2, 2005 of $654,000.

Debt Instruments and Related Covenants

We maintain a working capital line of credit with our bank. Under this working capital line, we may borrow, on a demand basis, up to $12.0 million at an interest rate equal to the bank’s base rate. No borrowings were outstanding on this line during fiscal 2005. There are no covenants related to this line of credit.

Off-Balance Sheet Arrangements

Our only off-balance sheet arrangements consist of non-cancelable operating leases entered into in the ordinary course of business and one minimum purchase commitment contract for a critical raw material component. The table below in the next section titled “Contractual Obligations and Other Commercial Commitments” shows the amounts of our operating lease commitments and purchase commitments payable by year. For liquidity purposes, we choose to lease our facilities and automobiles instead of purchasing them.

Contractual Obligations and Other Commercial Commitments

The following table sets forth certain information concerning our obligations and commitments to make future payments under contracts, such as debt and lease agreements, and under contingent commitments.

	Payments Due by Period
Contractual Obligations (in $000s)	Total	Less than 1 year	1 – 3 years	4 – 5 years	After 5 years
Non-Cancelable Operating Lease Obligations	$9,599	$2,230	$3,829	$2,724	$816
Purchase Obligations	337	337	—	—	—

Total Contractual Obligations	$9,936	$2,567	$3,829	$2,724	$816

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

Contractual obligations that are contingent upon the achievement of certain milestones are not included in the table above. These include the milestone payments, tied to the completion of certain clinical trials of the AutoPulse™ Resuscitation System through 2006. These arrangements are not considered contractual obligations until the milestone is met. As of October 2, 2005, assuming all future milestones were met, additional required payments would be approximately $14 million in cash and ZOLL stock. However, based on the results reported on the ASPIRE trial, the probability of this milestone being met is considered to be low.

Contractual obligations that are contingent upon future performance and growth of sales are not included in the table above. These include the additional earn-out payments and royalty payments for Infusion Dynamics through fiscal 2006; additional earn-out payments for Revivant Corporation through fiscal 2007; and if we exercise our option, the additional earn-out payments for LifeCOR through fiscal 2009. Because all of these earn-out and royalty payments are based upon the growth of sales over several years, a reasonable estimate of the future payment obligations cannot be determined.

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

We also license software under non-cancelable license agreements and provide services including training, installation, consulting and maintenance, which consist of product support services, periodic updates and unspecified upgrade rights (collectively, post-contract customer support (“PCS”)). Revenue from the sale of software is recognized in accordance with the American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended. License fee revenues are recognized when a non-cancelable license agreement has been signed, the software product has been delivered, there are no uncertainties surrounding product acceptance, the fees are fixed and determinable, and collection is considered probable. Revenues from maintenance agreements and upgrade rights are recognized ratably over the period of service. Revenue for services, such as software deployment and consulting, is recognized when the service is performed. Our software arrangements contain multiple elements, which include software products, services and PCS. Generally, we do not sell computer hardware products with our software products. We will occasionally facilitate the hardware purchase by providing information to the customer such as where to purchase the equipment. We do not have vendor-specific objective evidence of fair value for our software products. We do, however, have vendor specific objective evidence of fair value for items such as consulting and technical services, maintenance, upgrades and support for the software products based upon the price charged when such items are sold separately. Accordingly, for transactions where vendor specific objective evidence exists for undelivered elements but not for delivered elements, we use the residual method as discussed in SOP 98-9, “Modification of SOP 97-2, With Respect to Certain Transactions.” Under the residual method, the total fair value of the undelivered elements, as indicated by vendor specific objective evidence, is deferred and the difference between the total arrangement fee and the amount deferred for the undelivered elements is recognized as revenue related to the delivered elements.

We do not typically ship any of our software products to distributors or resellers. Our software products are sold only by our sales force directly to the end user. We may sell software to system integrators who provide complete solutions to end users on a contract basis.

We have been awarded a contract by the U.S. government to achieve a “state of readiness” to supply defibrillators on short notice. Based on the award, we are receiving two types of payments from the U.S. government. The first payment of approximately $5 million is to reimburse us for the cost to acquire inventories required to meet potentially short-notice delivery schedules. This payment is carried on our balance sheet as a liability under government contract.

We also are receiving a payment from the U.S. government to compensate us for managing the purchase, build, storage and inventory rotation process. This payment also compensates us for making future production capacity available. The portion of this payment associated with the purchase and build aspects of the contract is being recognized on a percentage of completion basis while the portion of the payment for the storage, inventory rotation and facilities charge is being recognized ratably over the contract period.

This government contract is for one year and the U.S. government has four one-year extension options that require the payment of additional fees to us if exercised. The U.S. government has two options to acquire defibrillators under this contract. They may buy on a replenishment basis, which means we will record a sale under our normal U.S. government price list and maintain our “state of readiness”, or they may buy on a non-replenishment basis which maintains normal margins but reduces our future obligations under this arrangement.

We recognized approximately $900,000 of percentage completion revenue during fiscal 2005 under this contract as we completed our “state of readiness” during the second quarter. In addition, over the course of 2005 we recognized a total of approximately $500,000 of revenue ratably related to the storage, inventory rotation and maintenance of capacity.

For those markets for which we sell separately priced extended warranties, revenue is deferred and recognized over the applicable warranty period, based upon the fair value of the contract.

Allowance for Doubtful Accounts / Sales Returns and Allowances

We maintain an allowance for doubtful accounts for estimated losses, which is included in bad debt expense, resulting from the inability of our customers to make required payments. Specifically identified reserves are charged to selling and marketing expenses. Provisions for general reserves are charged to general and administrative expenses. We determine the adequacy of this allowance by regularly reviewing the aging of our accounts receivable and evaluating individual customer receivables, considering customers’ financial condition, historical experience, credit history and current economic condition. We also maintain an estimated reserve for potential future product returns and discounts given related to trade-ins and to current period product sales, which is recorded as a reduction of revenue. We analyze the rate of historical returns when evaluating the adequacy of the allowance for sales returns, which is included with the allowance for doubtful accounts on our balance sheet.

As of October 2, 2005 our accounts receivable balance of $47.7 million is reported net of allowances of $5.6 million. We believe our reported allowances at October 2, 2005 are adequate. If the financial conditions of our customers were to deteriorate, however, resulting in their inability to make payments, we may need to record additional allowances, resulting in additional expenses being recorded for the period in which such determination was made.

Warranty Reserves

Our products are sold with warranty provisions that require us to remedy deficiencies in quality or performance over a specified period of time, usually one year for pre-hospital customers and five years for hospital customers. Revenue is deferred for pre-hospital customers who receive warranties beyond one year. Such revenue is then recognized over the period of extended warranty. We provide for the estimated cost of product warranties at the time product is shipped and revenue is recognized. The costs which we estimate include material, labor, and shipping. While we engage in product quality programs and processes, our warranty obligation is affected by product failure rates, material usage and service delivery costs incurred in correcting a product failure. We believe that our recorded liability of $3.3 million at October 2, 2005 is adequate to cover future costs for the servicing of our products sold through that date and under warranty. If actual product failure rates, material usage or service delivery costs differ from our estimates, revisions to the estimated warranty liability would be required.

Inventory

We value our inventories at the lower of cost or market. Cost is determined by the first-in, first-out (“FIFO”) method, including material, labor and factory overhead.

Inventory on hand may exceed future demand either because the product is outdated, obsolete, or because the amount on hand is in excess of future needs. We provide for the total value of inventories that we determine to be obsolete based on criteria such as customer demand and changing technologies. We estimate excess inventory amounts by reviewing quantities on hand and comparing those quantities to sales forecasts for the next

12 months; identifying historical service usage trends and matching that usage with the installed base quantities to estimate future needs. At October 2, 2005, our inventory was recorded at net realizable value requiring adjustments of $5.9 million, or 13.3% of our $44.5 million gross inventories.

Goodwill

At October 2, 2005, we had approximately $22 million in goodwill primarily resulting from our acquisition of Revivant Corporation (approximately $18 million), and Infusion Dynamics (approximately $4 million). In accordance with SFAS 142, Goodwill and Other Intangible Assets, we test our goodwill for impairment at least annually by comparing the fair value of our reporting units to the carrying value of those reporting units. Fair value is determined based on an estimate of the discounted future cash flows expected from the reporting units. The determination of fair value requires significant judgment on the part of management about future revenues, expenses and other assumptions that contribute to the net cash flows of the reporting units. Additionally, we periodically review our goodwill for impairment whenever events or changes in circumstances indicate that an impairment indicator has occurred.

Investments

At October 2, 2005, we had $1.3 million in investments in privately held companies focused in the medical devices industry. These investments are carried at cost. We periodically review our investments to determine if impairment has occurred. Should a significant indicator of impairment exist, we would compare the carrying value to its fair value. If we determine that the carrying value of an investment exceeds its fair value, we record an impairment charge to adjust the carrying value to estimated fair value, if the impairment is deemed other-than-temporary. The estimate of fair value of these investments, and the determination of whether impairment is temporary, requires that management make significant judgments that could affect the timing and amount of any impairment charge recorded.

Long-Lived Assets

We periodically review the carrying amount of our long-lived assets, including property and equipment, and intangible assets, to assess potential impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. The determination includes evaluation of factors such as current market value, business climate and future cash flows expected to result from the use of the related assets. Our policy is to use undiscounted cash flows in assessing potential impairment and to record an impairment loss based on fair value in the period when it is determined that the carrying amount of the asset may not be recoverable. This process requires judgment on the part of management.

Safe Harbor Statements

Certain statements contained herein constitute “forward-looking statements” as that term is defined under the Private Securities Litigation Reform Act of 1995 (the “Act”) and releases issued by the Securities and Exchange Commission and within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act of 1934. The words “believe,” “expect,” “anticipate,” “intend,” “estimate” and other expressions which are predictions of or indicate future events and trends and which do not relate to historical matters identify forward-looking statements. Particularly, the Company’s expectations regarding its business, operational results, future operational liquidity, contractual obligations and other commercial commitments, and capital requirements are forward-looking statements. Reliance should not be placed on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, which may cause the actual results, performance or achievements of the Company to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements. The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise. Factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements include, but are not limited to, the actions of competitors, the acceptance of our products in their respective markets, and those other risks and uncertainties contained under the heading “Risk Factors”.

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

We had one forward exchange contract outstanding serving as a hedge of our Euro denominated intercompany receivables in the notional amount of approximately 3.8 million Euros at October 2, 2005. The contract serves as a hedge of a substantial portion of our Euro-denominated intercompany balances and settles on October 4, 2005. The fair value of the foreign currency derivative contract outstanding at October 2, 2005 was approximately $4.5 million resulting in an unrealized gain of $24,000. A sensitivity analysis of a change in the fair value of the Euro derivative foreign exchange contract outstanding at October 2, 2005 indicates that, if the U.S. dollar weakened by 10% against the Euro, the fair value of this contract would decrease by $451,000 resulting in a total loss on the contract of $427,000. Conversely, if the U.S. dollar strengthened by 10% against the Euro, the fair value of this contract would increase by $410,000 resulting in a total gain on the contract of $434,000. Any gains and losses on the fair value of the derivative contract would be largely offset by losses and gains on the underlying transaction. These offsetting gains and losses are not reflected in the analysis above.

Intercompany Receivable Hedge

Exchange Rate Sensitivity: October 2, 2005

(Amounts in $)

	Expected Maturity Dates						Total	Unrealized Gain / (Loss)
	2006	2007	2008	2009	2010	Thereafter
Forward Exchange Agreements (Receive $/Pay Euro) Contract Amount	$4,532,000						$4,532,000	$24,000
Average Contract Exchange Rate	1.2085	—	—	—	—	—	1.2085	—

We had no forward exchange contracts outstanding serving as a hedge of a portion our forecasted sales to our subsidiaries at October 2, 2005.

Item 8. Financial Statements and Supplementary Data.

ZOLL MEDICAL CORPORATION

FINANCIAL STATEMENT INDEX

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of ZOLL Medical Corporation

We have audited the accompanying consolidated balance sheets of ZOLL Medical Corporation as of October 2, 2005 and October 3, 2004, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended October 2, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ZOLL Medical Corporation at October 2, 2005 and October 3, 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended October 2, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of ZOLL Medical Corporation’s internal control over financial reporting as of October 2, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 13, 2005 expressed an unqualified opinion thereon.

/s/    ERNST & YOUNG LLP

December 13, 2005

Boston, Massachusetts

ZOLL Medical Corporation

Consolidated Balance Sheets

(000’s omitted, except per share amounts)	Oct. 2, 2005	Oct. 3, 2004
Assets
Current assets:
Cash and cash equivalents	$36,270	$40,685
Marketable securities	14,553	18,325
Accounts receivable, less allowances of $5,555 and $4,855 at October 2, 2005 and October 3, 2004, respectively	47,733	51,038

Inventories:
Raw materials	15,993	12,284
Work-in-process	6,848	4,379
Finished goods	15,796	15,039

	38,637	31,702
Prepaid expenses and other current assets	8,055	7,273

Total current assets	145,248	149,023

Property and equipment at cost:
Land, building and improvements	1,159	1,136
Machinery and equipment	43,938	39,949
Construction in progress	3,796	3,834
Tooling	10,415	8,155
Furniture and fixtures	2,981	2,796
Leasehold improvements	4,475	4,417

	66,764	60,287
Less accumulated depreciation	43,272	36,066

Net property and equipment	23,492	24,221

Investments	1,250	9,858
Notes receivable	2,443	7,129
Goodwill	21,594	3,281
Patents, net	12,207	3,918
Deferred tax asset	3,124	—
Intangibles and other assets, net	10,178	9,762

	$219,536	$207,192

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$9,020	$12,321
Deferred revenue	9,332	2,648
Accrued expenses and other liabilities	19,756	19,269

Total current liabilities	38,108	34,238

Deferred income taxes	—	2,008
Commitments and contingencies (Note J)

Stockholders’ equity:
Preferred stock, $0.01 par value, authorized 1,000 shares, none issued or outstanding
Common stock, $0.02 par value, authorized 19,000 shares, 9,599 and 9,309 issued and outstanding at October 2, 2005 and October 3, 2004, respectively	192	186
Capital in excess of par value	115,515	105,916
Accumulated other comprehensive loss	(3,104)	(2,018)
Retained earnings	68,825	66,862

Total stockholders’ equity	181,428	170,946

	$219,536	$207,192

See accompanying notes, which are an integral part of the consolidated financial statements.

ZOLL Medical Corporation

Consolidated Income Statements

	YEAR ENDED
(000’s omitted, except per share data)	Oct. 2, 2005	Oct. 3, 2004	Sept. 28, 2003
Net sales	$211,340	$211,785	$184,603
Cost of goods sold	92,325	92,545	81,477

Gross profit	119,015	119,240	103,126
Expenses:
Selling and marketing	75,838	74,946	59,461
General and administrative	18,667	14,504	12,404
Research and development	22,896	18,376	14,115

Total expenses	117,401	107,826	85,980

Income from operations	1,614	11,414	17,146
Investment and other income	572	1,323	2,033

Income before income taxes	2,186	12,737	19,179
Provision for income taxes	223	3,781	6,329

Net income	$1,963	$8,956	$12,850

Basic earnings per common share	$0.21	$0.97	$1.42
Weighted average common shares outstanding	9,565	9,191	9,030

Diluted earnings per common and common equivalent share	$0.20	$0.96	$1.40
Weighted average common and common equivalent shares outstanding	9,630	9,304	9,204

See accompanying notes, which are an integral part of the consolidated financial statements.

ZOLL Medical Corporation

Statements of Stockholders’ Equity and Comprehensive Income

(000’s omitted)	Common Shares	Amount	Capital in Excess of Par Value	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
Balance at September 29, 2002	8,942	$179	$97,512	$(835)	$45,056	$141,912

Exercise of stock options	121	2	1,155			1,157
Tax benefit realized upon exercise of stock options			1,047			1,047
Comprehensive income:
Net income					12,850	12,850
Unrealized loss on available-for-sale securities				(43)		(43)
Cumulative foreign currency translation adjustment				(932)		(932)

Total comprehensive income						11,875

Balance at September 28, 2003	9,063	181	99,714	(1,810)	57,906	155,991

Exercise of stock options	245	5	5,109			5,114
Tax benefit realized upon exercise of stock options			1,093			1,093
Comprehensive income:
Net income					8,956	8,956
Unrealized loss on available-for-sale securities				(98)		(98)
Unrealized loss on derivatives				(18)		(18)
Cumulative foreign currency translation adjustment				(92)		(92)

Total comprehensive income						8,748

Balance at October 3, 2004	9,308	186	105,916	(2,018)	66,862	170,946

Stock issuance for acquisition	240	5	8,769			8,774
Exercise of stock options	51	1	613			614
Tax benefit realized upon exercise of stock options			217			217
Comprehensive income:
Net income					1,963	1,963
Unrealized gain on available-for-sale securities				26		26
Unrealized gain on derivatives				18		18
Cumulative foreign currency translation adjustment				(1,130)		(1,130)

Total comprehensive income						877

Balance at October 2, 2005	9,599	$192	$115,515	$(3,104)	$68,825	$181,428

See accompanying notes, which are an integral part of the consolidated financial statements.

ZOLL Medical Corporation

Consolidated Statements of Cash Flows

	YEAR ENDED
(000’s omitted)	Oct. 2, 2005	Oct. 3, 2004	Sept. 28, 2003
Operating Activities:

Net income	$1,963	$8,956	$12,850

Charges not affecting cash:
Depreciation and amortization	11,211	9,320	7,881
Tax benefit from the exercise of stock options	217	1,093	1,047
Accounts receivable allowances	1,991	1,181	1,227
Inventory reserve	2,594	1,056	453
Net realized gain (loss) on sale of marketable securities	—	161	(95)
Unrealized loss (gain) from hedging activities	(18)	84	—
Provision for warranty expense	1,011	1,315	961
Writeoff of investment in AED@Home	324	—	—
Loss on disposal of building	—	201	—
Deferred income taxes	(1,510)	(900)	(672)

Changes in current assets and liabilities, net of effect of acquisitions:
Accounts receivable	2,406	(2,472)	(5,148)
Inventories	(9,570)	1,426	(6,853)
Prepaid expenses and other current assets	(657)	(1,316)	(686)
Accounts payable and accrued expenses	(2,582)	(5,166)	9,089

Net cash provided by operating activities	7,380	14,939	20,054

Investing Activities:
Additions to property and equipment	(8,531)	(11,704)	(10,879)
Disposals of property and equipment	290	2,028	—
Purchases of marketable securities	(56,115)	(9,000)	(25,382)
Proceeds from sales and maturities of marketable securities	59,735	10,074	15,390
Equity investments in private companies	—	(567)	(10,804)
Payments for acquisitions, net of cash acquired	(8,020)	(11,145)
Milestone payment related to prior year acquisition	(405)
Amounts advanced to LifeCOR under a line of credit	(1,338)	(721)	—
Issuance of note receivable to Revivant Corp.	—	—	(5,000)
Other assets, net	1,895	585	(14)

Net cash used in investing activities	(12,489)	(20,450)	(36,689)

Financing Activities:
Exercise of stock options	614	5,114	1,157

Net cash provided by financing activities	614	5,114	1,157

Effect of exchange rates on cash and cash equivalents	80	302	600

Net decrease in cash and cash equivalents	(4,415)	(95)	(14,878)
Cash and cash equivalents at beginning of year	40,685	40,780	55,658

Cash and cash equivalents at end of year	$36,270	$40,685	$40,780

Supplemental disclosures of cash flow information:

Cash paid during the year:
Income taxes	$2,172	$6,180	$5,026
Non-cash activity during the year:
Common stock issued at fair value for acquisition of Revivant	$8,774	$—	$—
Conversion of note receivable for Revivant acquisition	$5,563	$—	$—
Conversion of equity investment for Revivant acquisition	$8,271	$—	$—

See accompanying notes, which are an integral part of the consolidated financial statements.

ZOLL Medical Corporation

Notes to Consolidated Financial Statements

Note A-Significant Accounting Policies

Description of Business: ZOLL Medical Corporation (“the Company”) designs, manufactures, markets and/or sells non-invasive resuscitation devices and related software solutions. With products for pacing, defibrillation, circulation, ventilation, and fluid resuscitation, the Company provides a comprehensive set of technologies that help clinicians, EMS professionals, and lay rescuers resuscitate sudden cardiac arrest or trauma victims. The Company also designs and markets software that automates the documentation and management of both clinical and non-clinical information.

Principles of Consolidation: The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Reclassifications: Certain reclassifications have been made to prior years’ consolidated financial statements to conform to the 2005 presentation with no impact on net income.

Fiscal Year: The Company’s fiscal year ends on the Sunday closest to September 30. The year ended October 3, 2004 included 53 weeks, and the years ended October 2, 2005 and September 28, 2003 included 52 weeks.

Use of Estimates: The preparation of the financial statements in conformity with accounting principles generally accepted in the United States (U.S. GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Concentration of Risk: The Company sells its products primarily to hospitals, emergency care providers, the U.S. military and university teaching hospitals. Collateral is generally not required. With the introduction of the AED Plus product, the Company has established distribution agreements with approximately 300 distributors to distribute this product. The Company performs periodic credit evaluations of its customers’ financial condition. Total sales to various branches of the United States military were approximately $14 million in 2005, $30 million in 2004 and $15 million in 2003. No single customer accounted for more than 10% of the Company’s total net sales or accounts receivable.

In addition, the Company sells its products to the international market to both end users and distributors. Although the Company does not foresee a material credit risk associated with international receivables to either

ZOLL Medical Corporation

Notes to Consolidated Financial Statements—(Continued)

end users or distributors, repayment is dependent upon the financial stability of the customers to which it sells. In order to mitigate the risk of loss in geographical areas with historical credit risks, in some cases the Company requires letters of credit from its foreign customers. Foreign sales accounted for 27%, 24% and 26% of the Company’s net sales in 2005, 2004, and 2003, respectively. The percent of foreign sales to distributors was approximately 37% in 2005, 37% in 2004 and 49% in 2003. No single distributor or end-user customer accounts for a significant portion of the Company’s international sales or accounts receivable. No individual foreign country represented a significant portion of the Company’s sales or accounts receivable.

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

Financial Instruments: Management estimates the fair value of the Company’s financial instruments, which include cash and cash equivalents, marketable securities, accounts receivable, and accounts payable based on assumptions concerning the amount and timing of estimated future cash flows and assumed discount rates reflecting varying degrees of perceived risk. The carrying value of these financial instruments approximated their fair value at October 2, 2005 and October 3, 2004, respectively, due to the short-term nature of these instruments.

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

Inventories: Inventories, principally purchased parts, are valued at the lower of first-in, first-out (“FIFO”) cost or market. Market is determined by the replacement value for raw materials and net realizable value, after allowance for estimated costs of completion and disposal, for work-in-process and finished goods. At October 2, 2005 and October 3, 2004, our inventory was recorded at net realizable value requiring adjustments of $5.9 million, or 13.3% of our $44.5 million gross inventories in fiscal 2005, and $3.4 million, or 9.7% of our $35.1 million gross inventories in fiscal 2004.

Intangible Assets: Patents are stated at cost and amortized using the straight-line method over their expected lives. Prepaid license fees are amortized over the term of the related contract, once commercialization of the related product begins.

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

ZOLL Medical Corporation

Notes to Consolidated Financial Statements—(Continued)

Additionally, the Company periodically reviews its goodwill for impairment whenever events or changes in circumstances indicate that an impairment indicator has occurred.

Property and Equipment: Property and equipment are stated at cost. In general, depreciation is computed on a straight-line basis over the estimated economic useful lives of the assets (forty years for buildings, three to ten years for machinery and equipment and five years for tooling, furniture, fixtures, and software). Leasehold improvements are amortized over the shorter of the useful life or the life of the related lease. Depreciation expense totaled $9,220,000, $8,617,000 and $7,570,000 in fiscal 2005, 2004, and 2003, respectively. Repair and maintenance costs are expensed as incurred.

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

Investments: Investments in those entities where the Company owns less than twenty percent of the voting stock of the individual entity and does not exercise significant influence over operating and financial policies of the entity are accounted for using the cost method. Investments in those entities where the Company owns more than twenty percent of the voting stock of the individual entity or less than twenty percent and exercises significant influence over operating and financial policies of the entity are accounted for using the equity method. As of October 2, 2005 and October 3, 2004, the Company’s investments were in companies that are not publicly traded, and, therefore, no established market for their securities exists. The Company has a policy in place to review its investments on a regular basis to evaluate the carrying value of the investments in these companies. The fair value of a cost method investment is not estimated if there are no identified events or changes in circumstance that may have a significant adverse affect on the fair value of the investment. If the Company believes that the carrying value of an investment is in excess of estimated fair value, it is the Company’s policy to record an impairment charge to adjust the carrying value to estimated fair value, if the impairment is deemed other-than-temporary.

As of October 2, 2005 and October 3, 2004, the Company had investments of $1.3 million and $9.9 million, respectively.

Revenue Recognition: Revenues from sales of cardiac resuscitation devices, disposable electrodes and accessories are recognized when a signed non-cancelable purchase order exists, the product is shipped, title and risk have passed to the customer, the fee is fixed and determinable, and collection is considered probable. Circumstances which generally preclude the immediate recognition of revenue include shipping terms of FOB destination or the existence of a customer acceptance clause in a contract based upon customer inspection of the product. In these instances, revenue is deferred until adequate documentation is obtained to ensure that these criteria have been fulfilled. Similarly, revenues from the sales of products to distributors fall under the same guidelines. For all significant orders placed by distributors, the Company requires an approved purchase order, performs a credit review, and ensures that the terms on the purchase order or contract are proper and do not include any contingencies which preclude revenue recognition. The Company does not typically offer any special right of return, stock rotation or price protection to its distributors or the end customers.

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

ZOLL Medical Corporation

Notes to Consolidated Financial Statements—(Continued)

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

For those markets for which the Company sells separately priced extended warranties, revenue is deferred and recognized over the applicable warranty period, based upon the fair value of the contract.

The Company also licenses software under non-cancelable license agreements and provides services including training, installation, consulting and maintenance, which consist of product support services, periodic updates and unspecified upgrade rights (collectively, post-contract customer support (“PCS”)). Revenue from the sale of software is recognized in accordance with the American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended. License fee revenues are recognized when a non-cancelable license agreement has been signed, the software product has been delivered, there are no uncertainties surrounding product acceptance, the fees are fixed and determinable, and collection is considered probable. Revenues from maintenance agreements and upgrade rights are recognized ratably over the period of service. Revenue for services, such as software deployment and consulting, is recognized when the service is performed. The Company’s software arrangements contain multiple elements, which include software products, services and PCS. Generally, the Company does not sell computer hardware products with its software products. The Company will occasionally facilitate the hardware purchase by providing information to the customer such as where to purchase the equipment. The Company does not have vendor specific objective evidence of fair value for its software products. The Company does, however, have vendor specific objective evidence of fair value for items such as consulting and technical services, maintenance, upgrades and support for the software products based upon the price charged when such items are sold separately. Accordingly, for transactions where vendor specific objective evidence exists for undelivered elements but not for delivered elements, the residual method is used as discussed in SOP 98-9, “Modification of SOP 97-2, With Respect to Certain Transactions.” Under the residual method, the total fair value of the undelivered elements, as indicated by vendor specific objective evidence, is deferred and the difference between the total arrangement fee and the amount deferred for the undelivered elements is recognized as revenue related to the delivered elements. The Company does not typically ship any of its software products to distributors or resellers. Software products are sold only by its sales force directly to the end user. The Company may sell software to system integrators who provide complete solutions to end users on a contract basis.

The Company has been awarded a contract by the U.S. government to achieve a “state of readiness” to supply defibrillators on short notice. Based on the award, the Company is receiving two types of payments from the U.S. government. The first payment of approximately $5 million is to reimburse it for the cost to acquire inventories required to meet potentially short-notice delivery schedules. This payment is carried on the balance sheet as deferred revenue. The Company also is receiving a payment from the U.S. government to compensate it for managing the purchase, build, storage and inventory rotation process. This payment also compensates it for making future production capacity available. The portion of this second payment associated with the purchase and build aspects of the contract is being recognized on a percentage of completion basis while the portion of the second payment for the storage, inventory rotation and facilities charge is being recognized ratably over the contract period. This government contract is for one year and the U.S. government has four one-year extension options that require the payment of additional fees to the Company if exercised. The U.S. government has two options to acquire defibrillators under this contract. They may buy on a replenishment basis, which means the Company will record a sale under its normal U.S. government price list and maintain its “state of readiness”, or

ZOLL Medical Corporation

Notes to Consolidated Financial Statements—(Continued)

they may buy on a non-replenishment basis which will maintain normal margins but reduce the Company’s future obligations under this arrangement. The Company recognized approximately $900,000 of percentage completion revenue during fiscal 2005 under this contract as it completed its “state of readiness” during the second quarter. In addition, over the course of 2005, the Company recognized a total of approximately $500,000 of revenue ratably related to the storage, inventory rotation and maintenance of capacity.

Advertising Costs: Advertising costs are expensed as incurred and totaled $1,562,000, $2,127,000 and $1,805,000 in 2005, 2004 and 2003, respectively.

Shipping & Handling Costs: Shipping and handling costs are recorded in Costs of Goods Sold and totaled $4,332,000, $3,453,000 and $2,675,000 in 2005, 2004 and 2003, respectively.

Product Warranty: Expected future product warranty costs, included in accrued expenses and other liabilities, are recognized at the time of sale for all products covered under warranty. Warranty periods usually range from one to five years. The Company estimates its warranty reserve requirement based upon the number of units remaining under warranty and the historical per unit repair costs and return rates, and specific known warranty issues.

Product warranty activity for the twelve months ended October 2, 2005 and October 3, 2004 is as follows:

(000’s omitted)	Beginning Balance	Accruals for Warranties Issued During the Period	Decrease to Preexisting Warranties	Ending Balance
October 2, 2005	$2,679	$1,011	$427	$3,263
October 3, 2004	$2,109	$1,315	$745	$2,679

Research and Development Expenses: The Company evaluates whether to capitalize or expense software development costs in accordance with SFAS No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed. The Company sells products in a market that is subject to rapid technological change, new product development and changing customer needs; accordingly, the Company has concluded that technological feasibility is not established until the development stage of the product is nearly complete. The Company defines technological feasibility as the completion of a working model. The time period during which costs could be capitalized from the point of reaching technological feasibility until the time of general product release, is very short and, consequently, the amounts that could be capitalized are not material to the Company’s financial position or results of operations. For products other than software products, research and development costs are expensed as incurred.

Foreign Currency: The functional currency for each of the Company’s subsidiaries is each country’s local currency. All assets and liabilities are translated into U.S. dollar equivalents at the exchange rate in effect on the balance sheet date. Revenues and expenses are translated at the average exchange rates for the year. Translation gains or losses are recorded in stockholders’ equity as an element of accumulated other comprehensive income. The Company also incurs transactional gains and losses resulting from transactions denominated in foreign currencies and the translation of intercompany balances. Such items are recorded as other income (expense) in the consolidated income statement and totaled ($293,000), $329,000 and $932,000 in 2005, 2004 and 2003, respectively.

Stock-Based Compensation: The Company measures compensation expense for its stock-based compensation plans using the intrinsic method prescribed by Accounting Principles Board No. 25, “Accounting for Stock Issued to Employees,” and elected for the disclosure only requirement of SFAS 123, “Accounting for Stock Based Compensation,” which provides a fair value based model of accounting for stock based awards.

ZOLL Medical Corporation

Notes to Consolidated Financial Statements—(Continued)

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

(000’s omitted, except per share data)	2005	2004	2003
Net income-as reported	$1,963	$8,956	$12,850
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(5,630)	(2,637)	(2,938)

Net income (loss)-pro forma	$(3,667)	$6,319	$9,912

Earnings (loss) per share:
Basic – as reported	$0.21	$0.97	$1.42

Basic – pro forma	$(0.38)	$0.69	$1.10

Diluted – as reported	$0.20	$0.96	$1.40

Diluted – pro forma	$(0.38)	$0.69	$1.08

The above pro forma amounts may not be representative of the effects on reported net income for future years.

On July 22, 2005, the Company accelerated the vesting of the Company’s outstanding stock options with an exercise price greater than the closing price of the Company’s Common Stock on that date ($26.62). The acceleration increased the proforma expense by approximately $3.6 million. Had we not taken this action, the $3.6 million of employee compensation expense in future years would have had an impact of approximately $2 million in fiscal 2006, approximately $1 million in fiscal 2007, and approximately $600,000 in 2008 upon adoption of SFAS 123(R) in fiscal 2006. The Company accelerated the vesting to reduce the effects of the adoption of FASB Statement 123(R) which requires companies to recognize stock-based compensation associated with stock options based on the fair value method. The Company will adopt FASB Statement 123(R) in the first quarter of fiscal 2006. Any compensation cost on fixed awards with pro rata vesting is recognized on a straight-line basis over the awards vesting period.

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2005, 2004 and 2003:

	2005	2004	2003
Dividend yield	0%	0%	0%
Expected volatility	65.4%	66.4%	71.8%
Risk-free interest rate	3.89%	3.43%	3.69%
Expected lives	5 years	5 years	5 years
Weighted-average fair value of options granted during the year	$17.37	$18.74	$21.14

ZOLL Medical Corporation

Notes to Consolidated Financial Statements—(Continued)

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

(000’s omitted)	2005	2004	2003
Average shares outstanding for basic earnings per share	9,565	9,191	9,030
Dilutive effect of stock options	65	113	174

Average shares outstanding for diluted earnings per share	9,630	9,304	9,204

Average shares outstanding for diluted earnings per share does not include options to purchase 994,082, 543,247 and 449,683 common shares for fiscal years 2005, 2004 and 2003, respectively, as their effect would have been antidilutive.

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

(000’s omitted)	2005	2004
Unrealized loss on available-for-sales securities, net of tax	$(83)	$(109)
Unrealized loss on derivatives, net of tax	—	(18)
Cumulative foreign currency translation	(3,021)	(1,891)

Accumulated other comprehensive loss	$(3,104)	$(2,018)

Recent Accounting Pronouncements: In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4, which amends ARB 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges. In addition, this Statement requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. Statement 151 must be adopted for fiscal years starting after June 15, 2005. We will adopt Statement 151 starting in our first quarter of fiscal 2006. We do not believe the adoption of this statement will have any material impact on our results of operations or financial condition.

On December 16, 2004 the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. Statement 123R supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach on Statement 123R is similar to the approach described in Statement 123. However, Statement 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

Statement 123R must be adopted for fiscal years starting after June 15, 2005. We will adopt Statement 123R starting in our first quarter of fiscal 2006. As permitted by Statement 123R we currently account for share-based

ZOLL Medical Corporation

Notes to Consolidated Financial Statements—(Continued)

payments to employees using Opinion 25’s intrinsic value method and, as such, generally recognize no compensation cost for employee stock options. We accelerated the vesting of outstanding options with an exercise price above market price ($26.62) as of July 22, 2005. By accelerating the vesting of these options prior to the first quarter of 2006, we reduced the compensation expense we will be required to incur, associated with options issued prior to the first quarter of 2006, in our subsequent income statements. Based upon our anticipated equity-related issuances in 2006, we estimate we will be required to expense approximately $1 million in 2006. Because compensation expense will be recognized as such equity instruments vest, we estimate that, based upon a four-year vesting period and assuming we continue to grant equity compensation to employees, the total amount of expense recorded in our income statements will continue to increase in fiscal years 2007 through 2009.

In June 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, which will require entities that voluntarily make a change in accounting principle to apply that change retrospectively to prior periods’ financial statements, unless this would be impracticable. SFAS No. 154 supersedes APB Opinion No.20, Accounting Changes, which previously required that most voluntary changes in accounting principle be recognized by including in the current period’s net income the cumulative effect of changing to the new accounting principle. SFAS No. 154 also makes a distinction between “retrospective application” of an accounting principle and the “restatement” of financial statements to reflect the correction of an error. Another significant change in practice under SFAS No. 154 will be that if an entity changes its method of depreciation, amortization, or depletion for long-lived, non-financial assets, the change must be accounted for as a change in accounting estimate. Under APB No. 20, such a change would have been reported as a change in accounting principle. SFAS No. 154 applies to accounting changes and error corrections that are made in fiscal years beginning after December 15, 2005.

Note B-Marketable Securities

Investments in marketable securities are classified as available-for-sale at October 2, 2005, and October 3, 2004. Available-for-sale securities consist of corporate obligations of $14.6 million and $18.3 million as of October 2, 2005 and October 3, 2004, respectively.

The securities are carried at fair value, with unrealized gains and losses reported in stockholders’ equity as a separate component of accumulated other comprehensive income. At October 2, 2005 and October 3, 2004, the investment portfolio had gross unrealized losses of $83,000 and $109,000, respectively. Net loss reclassified from accumulated other comprehensive income to earnings was approximately $75,000 in 2005, $48,000 in 2004 and $27,000 in 2003. The Company realized gains of $2,000 and losses of $2,000 on sales of available-for-sale securities in 2005, losses of $161,000 in 2004, and gains of $127,000 and losses of $32,000 in 2003. The market value of investments maturing in the next year is $23.3 million and $6.2 million matures between 2 – 5 years.

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

ZOLL Medical Corporation

Notes to Consolidated Financial Statements—(Continued)

In January 2003, the Company invested $1.3 million in the common stock of Advanced Circulatory Systems, Inc. (formerly ResQSystems, Inc.), a development stage medical device corporation. The Company’s investment in Advanced Circulatory Systems, Inc. (“ACSI”) represented approximately 6.6% of ACSI’s outstanding common stock as of October 2, 2005.

In August 2003, the Company invested a total of $12 million in Revivant Corporation (“Revivant”), a private medical device corporation. Of the $12 million invested, $7 million was invested in the preferred stock of Revivant and $5 million represented debt financing (“Note”). The terms of the Note required quarterly interest payments with an interest rate of 10% per year maturing on June 30, 2007. In addition, in 2004, the Company invested an additional $567,000 in Revivant preferred stock. The Company’s ownership percentage in Revivant approximated 15% and included an option to acquire the remaining outstanding shares of Revivant. In October 2004, the Company exercised its option to acquire Revivant, which is discussed further in Note D – Acquisitions.

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

In addition to the existing $7 million preferred stock investment and the $5 million of debt financing previously provided to Revivant, upon the consummation of the acquisition, the Company paid initial merger consideration of approximately $15 million comprised of 50% cash and 50% ZOLL common stock (224,300 shares). The agreement provides that the Company will make (i) milestone payments targeted at $15 million, contingent on the completion of certain clinical trials with the AutoPulse through 2006 and (ii) additional payments for the years 2005 through 2007 based on the growth of AutoPulse sales. In general, these additional payments will be a combination of cash and ZOLL common stock. These additional payments, if and when made, will be considered goodwill.

During the first quarter of fiscal 2005, the Company had accrued $1 million for Revivant’s attainment of a milestone related to the publication of clinical data. The Company subsequently paid the $1 million milestone in the form of $500,000 in cash and 15,188 shares of ZOLL common stock during the second quarter of fiscal 2005. In the fourth quarter of fiscal 2005, we have accrued the payment for the 2005 earn-out, based upon sales, totaling approximately $1.3 million to be paid in the first quarter of 2006. All payments will be a combination of cash and shares of our common stock.

From October 12, 2004, the results of operations of Revivant are included in the consolidated income statement of the Company.

ZOLL Medical Corporation

Notes to Consolidated Financial Statements—(Continued)

The following is a summary of the Company’s estimate of the fair values of the assets acquired and liabilities assumed.

(000’s omitted)
Assets:
Current Assets	$3,560
Property and equipment	226
Goodwill	17,797
Net deferred tax asset	4,577
Intangible assets subject to amortization (estimated 11 year weighted-average useful life)	9,200
Other assets	9

Total assets acquired	35,369

Liabilities:
Current liabilities	3,116

Net assets acquired	$32,253

The $17.8 million of goodwill will be assigned to our only reportable segment which is the design, manufacture and marketing of an integrated line of proprietary non-invasive resuscitation devices, and systems used for the treatment of victims of trauma, including sudden cardiac arrest. The goodwill is not deductible for income tax purposes. The intangibles acquired included $9.0 million developed technology and $200,000 of backlog. The backlog has been expensed in the first quarter of fiscal 2005. The developed technology will be amortized on a straight-line basis over its 11 year estimated useful life. The Company completed its evaluation of the tax benefit anticipated to be derived from the Revivant net operations loss carry forwards and recognized a net deferred tax asset of $6.8 million.

The unaudited pro forma combined condensed statements of operations for the period ended October 2, 2005 give effect to the acquisition of Revivant as if the acquisition had occurred at the beginning of the year, October 4, 2004, and the corresponding periods in the prior year after giving effect to certain adjustments, including amortization of the intangibles subject to amortization and related income taxes.

The unaudited pro forma combined condensed statements of operations are not necessarily indicative of the financial results that would have occurred if the Revivant acquisition had been consummated on October 4, 2004, or the corresponding periods in the prior year, nor are they necessarily indicative of the financial results which may be attained in the future.

The pro forma statements of operations is based upon available information and upon certain assumptions that ZOLL’s management believes are reasonable.

	Twelve Months Ended (Unaudited)
(000’s omitted, except per share data)	Oct. 2, 2005	Oct. 3, 2004
Net sales	$211,340	$214,336
Net income (loss)	$1,707	$(608)
Net income (loss) per common share:
Basic	$0.18	$(0.06)
Diluted	$0.18	$(0.06)

ZOLL Medical Corporation

Notes to Consolidated Financial Statements—(Continued)

LifeCOR, Inc.

In March 2004, the Company entered into an exclusive license agreement with LifeCOR, Inc. (“LifeCOR”). LifeCOR is a privately owned medical equipment company that designs, manufactures and markets a wearable external defibrillator system. The agreement represents another move to broaden the Company’s product offerings in the resuscitation arena. The Company believes the wearable defibrillator has the potential to become an integral part of the Chain of Survival by providing both the patient and staff the benefit of unhindered patient mobility. The licensed technology includes LifeCOR’s Life•Padz System, a next-generation in-hospital wearable cardioverter defibrillator which received clearance from the U.S. Food and Drug Administration (FDA) in May 2004. Under this license agreement, the Company acquired exclusive marketing and distribution rights to LifeCOR’s technology for in-hospital use in exchange for $5 million in cash and the return of the Company’s $3.5 million equity investment in LifeCOR. The Company is also providing a working capital line of credit secured by LifeCOR’s accounts receivable and other assets. No voting interest was acquired in the agreement. In addition, the Company obtained an option, exercisable through October 2005, to purchase the remainder of LifeCOR’s assets. This option was extended to April 2006 in exchange for providing an unsecured line of credit of up to $1.2 million. If the option is exercised, the Company will assume LifeCOR’s debt, estimated to be $7.7 million, and will make earn out payments to LifeCOR’s shareholders based upon future revenue growth of the acquired business over a five-year period. Because future payments are based on the growth of sales over a five-year period, a reasonable estimate of the total acquisition cost cannot be determined. We anticipate that we will exercise this option before it expires.

Of the $8.5 million total value of the LifeCOR transaction, $7.2 million was assigned to license fees with an estimated useful life of 25 years, and $1.3 million to the purchase option.

Infusion Dynamics, Inc.

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

Substantially all of the purchase price is allocated to goodwill and developed technology. Proforma information was not included as proforma amounts would not be materially different from actual results.

Note E-Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of:

(000’s omitted)	Oct. 2, 2005	Oct. 3, 2004
Deferred income taxes (Note I)	$5,733	$4,576
Other	2,322	2,697

Total prepaid expenses and other current assets	$8,055	$7,273

ZOLL Medical Corporation

Notes to Consolidated Financial Statements—(Continued)

Note F-Intangibles and Other Assets

Intangibles and other assets consist of:

	Weighted Average Life	Oct. 2, 2005		Oct. 3, 2004
(000’s omitted)		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Prepaid license fees	20 years	$10,071	$1,349	$9,413	$1,158
Patents	10 years	14,024	1,817	4,583	665
Other assets	—	3,003	1,547	2,937	1,430

		$27,098	$4,713	$16,933	$3,253

Total amortization expense for the fiscal years ended October 2, 2005 was approximately $1,991,000 as compared to approximately $660,000 and approximately $311,000 for the years ended October 3, 2004 and September 28, 2003, respectively.

The following table provides estimated amortization expense for each of the five succeeding fiscal years based upon the Company’s intangible asset portfolio at October 2, 2005.

Fiscal Year	Estimated Amortization Expense (000’s omitted)
2006	$2,368
2007	2,161
2008	2,018
2009	1,926
2010	1,861
Thereafter	10,916

$21,250

Note G-Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consist of:

(000’s omitted)	Oct. 2, 2005	Oct. 3, 2004
Accrued salaries and wages and related expenses	$6,594	$6,388
Accrued warranty expense	3,263	2,679
Deferred lease incentives	2,767	3,204
Accrued corporate income taxes	899	1,503
Accrued earn out payments	1,291	405
Other accrued expenses	4,942	5,090

Total accrued expenses and other liabilities	$19,756	$19,269

Note H-Line of Credit

The Company maintains an unsecured working capital line of credit with its bank with borrowing capacity up to $12 million. This line of credit bears interest at the bank’s base rate (6.75% at October 2, 2005). The full amount of the line was available to the Company at October 2, 2005. There are no covenants related to this line of credit.

ZOLL Medical Corporation

Notes to Consolidated Financial Statements—(Continued)

Note I-Income Taxes

The provision for income taxes consists of the following:

(000’s omitted)	2005	2004	2003
Federal:
Current	$(180)	$3,634	$4,435
Deferred	(1,254)	(817)	(595)

	(1,434)	2,817	3,840
State:
Current	158	690	909
Deferred	(256)	(83)	(77)

	(98)	607	832
Foreign:
Current	1,755	357	1,657
Deferred	—	—	—

	1,755	357	1,657

Total:
Current	1,733	4,681	7,001
Deferred	(1,510)	(900)	(672)

	$223	$3,781	$6,329

The following table allocates income before income taxes between domestic and foreign jurisdictions:

(000’s omitted)	2005	2004	2003
Domestic	$(2,257)	$11,895	$13,557
Foreign	4,443	842	5,622

	$2,186	$12,737	$19,179

The income tax provision differed from the statutory federal income tax provision as follows:

(000’s omitted)	2005	2004	2003
Income taxes at statutory rate	$765	$4,458	$6,713
Tax credits, federal and state	(311)	(393)	(533)
Extraterritorial income exclusion	(387)	(450)	(177)
State income taxes, net of federal benefit	(141)	414	541
Utilization of previously unbenefited foreign loss	—	(124)	(125)
Foreign income taxes at different rates	(27)	(197)	(109)
Other	324	73	19

	$223	$3,781	$6,329

ZOLL Medical Corporation

Notes to Consolidated Financial Statements—(Continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

(000’s omitted)	Oct. 2, 2005	Oct. 3, 2004
Deferred tax assets:
Acquired NOL—Revivant Corp.	$13,442	$—
Accounts receivable and inventory	3,450	1,887
Product warranty accruals	2,268	1,256
Research and development benefits	331	437
Acquired R&D credits	893	—
Capitalized start-up costs	666	—
Other assets	1,813	1,888

Total deferred tax assets	22,863	5,468
Deferred tax liabilities:
Accelerated tax depreciation	1,732	2,580
Prepaid expenses	328	320
Intangible assets	3,196	—
Unrepatriated foreign earnings	431	—

Total deferred tax liabilities	5,687	2,900

Net deferred tax asset before valuation allowance	17,176	2,568
Valuation allowance	(8,319)	—

Net deferred tax asset	$8,857	$2,568

As a result of the acquisition of Revivant Corporation, the Company, at the date of acquisition, obtained net operating loss carryovers of approximately $43.8 million which will expire in its fiscal years ending 2012 through 2024. The utilization of these losses is subject to the Section 382 limitations and the Company has established a valuation allowance to reduce the deferred tax asset to the amount that is more likely than not to be recognized. The Company also obtained approximately $900,000 of research tax credit carryovers against which a full valuation allowance has been provided. These credits will expire at the end of fiscal years 2012 – 2024. The Company also acquired technology valued at $9.0 million on its books, which has no income tax basis that resulted in $3.2 million of deferred tax liabilities.

The Company provides income taxes on the undistributed earnings of non-U.S. subsidiaries except to the extent that such earnings are indefinitely invested outside the United States. At October 2, 2005, approximately $6.0 million of pretax undistributed earnings of non-U.S. subsidiaries were indefinitely invested. At the existing U.S. federal income tax rate, additional taxes of approximately $600,000 would have to be provided if such earnings were remitted currently.

During the fourth quarter of fiscal 2005 the Company concluded an Internal Revenue Service (IRS) examination of fiscal years 2001, 2002 and 2003. The finalization of the IRS audit for these years resulted in a minimal positive impact for Fiscal 2005.

Note J-Commitments and Contingencies

The Company is, from time to time, involved in the normal course of its business in various litigation matters and regulatory issues, including product liability suits and product recalls. Although the Company is unable at the present time to quantify the exact financial impact of any of these matters, it believes that none of these matters currently pending will have an outcome material to its financial condition or business.

ZOLL Medical Corporation

Notes to Consolidated Financial Statements—(Continued)

The Company leases certain office and manufacturing space under operating leases. The Company’s office leases are subject to adjustments based on actual floor space occupied. The leases also require payment of real estate taxes and operating costs. In addition to the office leases, the Company leases automobiles for business use by a portion of the sales force.

The Company’s executive headquarters and defibrillator manufacturing operations are located in Chelmsford, Massachusetts. The Chelmsford facility is covered by an eight year lease, beginning July 1, 2003 and expiring on June 29, 2011. The agreement does not contain a renewal period and provides that the Company pay a pro-rata amount of the landlord’s real estate tax and operating expenses based upon square footage. The lease also provided the Company with an allowance of approximately $3.7 million for any construction costs associated with their relocation efforts to the leased facility. This reimbursement has been recorded as a deferred lease incentive within accrued expenses and other liabilities and is being amortized as a reduction to rent expense over the life of the lease. Any leasehold improvements made as part of the relocation have been capitalized as leasehold improvements within Property and Equipment and are being amortized over the 8 year life of the lease.

Listed below are the future minimum rental payments required under operating leases with non-cancelable terms in excess of one year at October 2, 2005.

(000’s omitted)
2006	$2,230
2007	1,983
2008	1,846
2009	1,615
2010	1,109
Thereafter	816

$9,599

Total rental expense under operating leases was approximately $2,954,000, $1,979,000 and $1,467,000 in 2005, 2004 and 2003, respectively.

In addition to future minimum lease obligations noted in the table above, the Company also has one non-cancelable purchase commitment of approximately $337,000 for the purchase of a critical raw material component in fiscal 2006. Purchases under this commitment totaled $933,000, $992,000, and $626,000 in 2005, 2004, and 2003 respectively.

The Company also has certain contractual obligations that are contingent upon the achievement of certain milestones that are not included in the table above. These include the milestone payments, tied to the completion of certain clinical trials of the AutoPulse™ Resuscitation System through 2006. These arrangements are not considered contractual obligations until the milestone is met. As of October 2, 2005, assuming all future milestones were met, additional required payments would be approximately $14 million in cash and Company stock. However, based on the preliminary results reported on the ASPIRE trial, the probability of this milestone being met is considered to be low. The Company has other contractual obligations that are contingent upon performance and growth of sales related to its acquisitions that are also not included in the table above. These include the additional earn out payments for Infusion Dynamics through fiscal 2011; additional earn out payments for Revivant Corporation through fiscal 2007; and if it exercises its option, the additional earn out payments for LifeCOR through fiscal 2009. Because all of these earn-out and royalty payments are based upon the growth of sales over several years, a reasonable estimate of the future payment obligations cannot be determined.

ZOLL Medical Corporation

Notes to Consolidated Financial Statements—(Continued)

Note K-Hedging Activities

The Company operates globally, and its earnings and cash flow are exposed to market risk from changes in foreign currency exchange rates. The Company addresses these risks through a risk management program that includes the use of derivative financial instruments. The program is operated pursuant to documented corporate risk management policies. The Company does not enter into any derivative transaction for speculative purposes.

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

The Company had one foreign currency forward contract outstanding at October 2, 2005, serving as a hedge of a substantial portion of its Euro-denominated intercompany balances, in the notional amount of approximately 3.8 million Euros. This foreign currency forward contract settled on October 4, 2005. The net settlement amount of this contract at October 2, 2005 was an unrealized gain of approximately $24,000. At October 3, 2004, the Company had one contract in the notional amount of approximately 4.5 million Euros with an unrealized loss of approximately $51,000, which settled in January 4, 2005.

Net recognized gains/(losses) from foreign currency forward contracts, serving as a hedge of a substantial portion of the Company’s Euro-denominated intercompany balances, totaled $114,000, ($368,000) and ($357,000) during 2005, 2004 and 2003, respectively, and are included in “investment and other income” in the consolidated statement of income.

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

At October 2, 2005, the Company had no forward exchange contracts outstanding serving as a hedge of our forecasted sales to our subsidiaries. At October 3, 2004, the Company had four foreign currency forward contracts outstanding, all maturing in less than twelve months, to exchange the Euro, British Pound, Australian Dollar and Canadian Dollar for U.S. Dollars totaling $1.7 million. The net settlement amount of these contracts at October 3, 2004 was an unrealized loss of approximately $18,000.

Net recognized losses from foreign currency forward contracts, serving as a hedge of our forecasted foreign currency denominated sales to subsidiaries, totaled $108,000 and $340,000 during 2005 and 2004, respectively, and are included in “net sales” in the consolidated statement of income. Also during 2004, the Company had an ineffective portion of its British Pound cash flow hedge in the amount of 4,000 GBP. Because of its immateriality, the net loss on this ineffective portion was reported in net sales and not reclassified to investment and other income on the consolidated statement of income. No other portion of these hedges were ineffective during 2004. The Company did not enter into any derivative contracts designated as cash flow hedges in fiscal 2005 or 2003.

ZOLL Medical Corporation

Notes to Consolidated Financial Statements—(Continued)

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

Stock Option Plans: The Company’s 1992 and 2001 stock option plans provide for the granting of options to officers and other key employees to purchase the Company’s Common Stock at a purchase price, in the case of incentive stock options (which are no longer being granted), at least equal to the fair market value per share of the outstanding Common Stock of the Company at the time the option is granted, as determined by the Compensation Committee of the Board of Directors. Options are no longer being granted under the 1992 plan. The options become exercisable ratably over two or four years and have maximum life of 10 years. The Company’s Non-employee Director Stock Option Plan provides for the granting of options to purchase shares of Common Stock to Directors of the Company who are not also employees of the Company or any of its subsidiaries. The Non-employee Director options vest in equal annual installments over a four year period. The Non-employee Director options may be exercised at a price equal to the fair market value of the Common Stock on the date the option is granted.

The number of shares authorized for these plans was 3,430,000, of which approximately 283,000 remain available for grant at October 2, 2005. Approximately 1,539,000 shares of Common Stock are reserved for future issuance under the Company’s stock option plans as of October 2, 2005.

ZOLL Medical Corporation

Notes to Consolidated Financial Statements—(Continued)

Activity as to stock options under all of the plans is as follows:

		2005		2004		2003
(000’s omitted, except per share data)	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at the beginning of the year	1,225	$33.94	1,289	$32.75	1,144	$31.91
Granted	154	29.80	218	33.08	303	34.35
Exercised	(51)	17.91	(245)	24.00	(121)	12.17
Cancelled	(65)	33.04	(37)	34.25	(37)	33.96

Outstanding at the end of the year	1,263	$33.77	1,225	$33.94	1,289	$32.75

Exercisable at the end of the year	1,197	$34.16	639	$34.21	618	$31.06
Available for grant at the end of the year	283		386		127

The following table summarizes information about stock options outstanding and exercisable at October 2, 2005.

(000’s omitted, except per share data)		Options Outstanding		Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted-Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$ 6.57-$ 8.75	48	2.12 years	$7.03	48	$7.03
$ 9.56-$12.31	44	3.45 years	$10.75	44	$10.75
$20.34-$26.05	177	7.09 years	$23.40	111	$22.60
$29.08-$33.76	438	7.78 years	$26.26	438	$32.09
$33.94-$39.92	476	6.35 years	$36.60	476	$36.60
$40.13-$42.94	35	5.25 years	$41.58	35	$41.58
$43.13-$51.25	45	4.78 years	$46.15	45	$46.15

$ 6.57-$51.25	1,263	6.60 years	$33.77	1,197	$34.16

Note M-Employee Benefit Plans

Defined contribution retirement plan: ZOLL has a defined contribution retirement plan (the “Plan”) which contains a “401(k)” program for all employees with three months of service who have attained 21 years of age. Participants in the Plan may contribute up to 15% of their eligible compensation. The Company may make discretionary matching contributions to the Plan in an amount determined by its Board of Directors. The employer match is currently set at 25% of the employee contribution up to 7% of eligible compensation. The Company recorded expense related to Company contributions of approximately $637,000, $420,000 and $424,000 in 2005, 2004 and 2003, respectively, related to the plan. In 2005, employees of ZOLL Circulation, Inc. became eligible to participate in the Plan.

401(k) Salary Deferral Plan: Beginning in 1998, ZOLL Data Systems has maintained a retirement savings plan (the “ZOLL Data Systems Plan”) pursuant to which eligible employees may defer compensation for income tax purposes under section 401(k) of the Internal Revenue code of 1986. Participants in the ZOLL Data Systems Plan may contribute up to 15% of their eligible compensation, which contributions are matched by the Company at 50% of the employee contribution up to 6% of eligible compensation. The Company may make discretionary matching contributions to the ZOLL Data Systems Plan in an amount determined by its Board of Directors. The Company recorded expense related to Company contributions to the ZOLL Data Systems Plan of approximately $139,000, $127,000 and $100,000 in 2005, 2004 and 2003, respectively.

ZOLL Medical Corporation

Notes to Consolidated Financial Statements—(Continued)

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

Net sales by customer/product categories were as follows:

(000’s omitted)	2005	2004	2003
Hospital Market-North America	$70,266	$87,844	$63,558
Pre-hospital Market-North America	72,831	62,701	55,357
Other-North America	19,628	19,982	19,602
International Market-excluding North America	48,615	41,258	46,086

	$211,340	$211,785	$184,603

The Company reports assets on a consolidated basis to the chief operating decision maker.

Geographic information: Net sales by major geographical area, determined on the basis of destination of the goods, are as follows:

(000’s omitted)	2005	2004	2003
United States	$155,093	$161,414	$137,510
Foreign	56,247	50,371	47,093

	$211,340	$211,785	$184,603

Long-lived assets located outside the United States are not material.

In each of the years in the three year period ended October 2, 2005, no single customer represented over 10% of the Company’s consolidated net sales.

Note O-Legal Proceedings

In the fourth quarter of fiscal 2005, the federal government concluded its investigation regarding two sales of defibrillators to a distributor in fiscal 2000 which were allegedly trans-shipped to Iran without required export licenses. The closure of this matter did not have a material adverse effect on the Company or its financial results.

The Company is, from time to time, involved in the normal course of its business in various litigation matters and regulatory issues, including product liability suits and product recalls. Although the Company is unable at the present time to quantify the exact financial impact of any of these matters, it believes that none of these matters currently pending will have an outcome material to its financial condition or business.

Note P-Quarterly Financial Data (Unaudited)

Summarized quarterly financial data for 2005 and 2004 is as follows:

	Quarter Ended
(000’s omitted, except per share data)	Oct. 2, 2005	July 3, 2005	April 3, 2005	Jan. 2, 2005
Net sales	$57,127	$51,093	$52,491	$50,629
Gross profit	31,482	29,433	29,671	28,429
Income (loss) from operations	2,535	171	247	(1,339)
Net income (loss)	2,238	132	159	(566)
Basic earnings (loss) per common share	$0.23	$0.01	$0.02	$(0.06)
Diluted earnings (loss) per common and equivalent share	$0.23	$0.01	$0.02	$(0.06)

	Quarter Ended
(000’s omitted, except per share data)	Oct. 3, 2004	July 4, 2004	April 4, 2004	Jan. 4, 2004
Net sales	$55,728	$54,454	$50,761	$50,842
Gross profit	30,936	31,098	28,503	28,703
Income from operations	2,619	3,338	2,035	3,422
Net income	2,145	2,572	1,558	2,681
Basic earnings per common share	$0.23	$0.28	$0.17	$0.29
Diluted earnings per common and equivalent share	$0.23	$0.28	$0.17	$0.29

As discussed in Note A, the Company’s financial statements are prepared on a fiscal year basis ending on the last Sunday closest to September 30. The year ended October 2, 2005 included 52 weeks.The year ended October 3, 2004 included 53 weeks. The quarter ended October 3, 2004 included 14 weeks.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not Applicable.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this annual report on Form 10-K. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting

There were no significant changes in the Company’s internal control over financial reporting that occurred during the quarter ended October 2, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of October 2, 2005.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of October 2, 2005 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report below.

/s/ RICHARD A. PACKER	/s/ A. ERNEST WHITON
Richard A. Packer	A. Ernest Whiton
Chief Executive Officer and President	Vice President of Administration and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of ZOLL Medical Corporation

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that ZOLL Medical Corporation maintained effective internal control over financial reporting as of October 2, 2005 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). ZOLL Medical Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that ZOLL Medical Corporation maintained effective internal control over financial reporting as of October 2, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, ZOLL Medical Corporation maintained, in all material respects, effective internal control over financial reporting as of October 2, 2005, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2005 consolidated financial statements of ZOLL Medical Corporation and our report dated December, 13, 2005 expressed an unqualified opinion thereon.

/s/    ERNST & YOUNG LLP

December 13, 2005

Boston, Massachusetts

Item 9B. Other Information.

Not Applicable.

Part III

Item 10. Directors and Executive Officers of the Registrant.

The information referenced by this Item with respect to directors is incorporated hereby by reference from our Proxy Statement for our 2006 Annual Meeting of Stockholders (the “Proxy Statement”) under the caption “Proposal 1 - Election of a Class of Directors”.

Information regarding Executive Officers of the Company is detailed below:

Executive Officers of Registrant

Name	Age	Position
Richard A. Packer	48	Chairman, Chief Executive Officer and President
A. Ernest Whiton	44	Vice President of Administration and Chief Financial Officer
Ward M. Hamilton	58	Vice President, Marketing
Donald R. Boucher	53	Vice President, Research and Development
Alexander N. Moghadam	41	Vice President, International Operations
Steven K. Flora	54	Vice President, North American Sales
Edward T. Dunn	52	Vice President, Operations
John P. Bergeron	54	Vice President and Corporate Treasurer
Vane P. Clayton	46	President, ZOLL Data Systems
Stephen Korn	60	Vice President, General Counsel and Secretary

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

Mr. Whiton joined the Company as Vice President of Administration and Chief Financial Officer in January 1999. Prior to joining the Company, Mr. Whiton was Vice President and Chief Accounting Officer of Ionics, Incorporated, a global separations technology company, which he joined in 1993. Prior to Ionics, he was a manager at Price Waterhouse. Mr. Whiton has received a B.S. in Accounting from Bentley College and a M.B.A. from the Harvard Graduate School of Business Administration.

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

Mr. Moghadam joined the Company as Vice President of International Operations in January 2005. Prior to joining the Company, from 1995 to 2005 Mr. Moghadam held a variety of commercial and operational roles with Thermo Electron which included eight years of overseas assignments in Asia (Shanghai, Hong Kong) and France. Mr. Moghadam holds a MBA from DePaul University, a Master of International Management from American Graduate School of International Management (Thunderbird), and a B.S. in biology from Loyola University of Chicago.

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

Mr. Bergeron joined the Company as Vice President and Corporate Treasurer in August 2000. Prior to joining the Company, Mr. Bergeron was Vice President at Ionics, Incorporated, a global separations technology company, where he also served as Corporate Treasurer and Tax Director. Prior to joining Ionics in 1988, Mr. Bergeron served in a variety of tax positions at other multinational corporations. Mr. Bergeron received a B.B.A. from the University of Massachusetts at Amherst and a M.S. in Taxation from Bentley College.

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

Mr. Korn joined the Company in 2005, and serves as Vice President, General Counsel, and Secretary. From 1989 to 2005 Mr. Korn was Vice President, General Counsel and Secretary of Ionics, Incorporated. Prior to his employment with Ionics, Mr. Korn served as Vice President, General Counsel and Secretary of Symbolics, Inc. a developer of artificial intelligence hardware and software, and was a member of the Boston law firm of Widett, Slater & Goldman, P.C. Mr. Korn holds a J.D. degree from Harvard Law School, an M.A. degree in organic chemistry from Columbia University, and a B.A. degree in chemistry from Brandeis University.

The Company has adopted a Code of Ethics that applies to all its employees, including its principal executive officer, principal financial officer and controller. This Code of Ethics was ratified by the Board of Directors in December 2003. This policy became effective for all of ZOLL’s employees in June 2004. This Code of Ethics is available on our website, www.zoll.com, under the heading Investor Relations, and is called “Code of Conduct”.

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

Item 14. Principal Accountants Fees and Services.

The information appearing in the Proxy Statement under the captions “Proposal 1 - Election of a Class of Directors - Independent Registered Public Accounting Firm” is incorporated herein by reference.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

Classifications	Balance Beginning of Period	Additions Charged to Costs and Expenses	Deductions	Balance At End of Period
Year Ended October 2, 2005 Allowance for doubtful accounts	$4,855,000	$1,991,000	$1,291,000	$5,555,000

Year Ended October 3, 2004 Allowance for doubtful accounts	$4,689,000	$1,181,000	$1,015,000	$4,855,000

Year Ended September 28, 2003 Allowance for doubtful accounts	$3,462,000	$1,694,000	$467,000	$4,689,000

Part IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1)	The following Consolidated Financial Statements, Notes thereto and Report of Independent Registered Public Accounting Firm are set forth under Item 8:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets
Consolidated Income Statements
Statements of Stockholders’ Equity and Comprehensive Income
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements

(a)(2)	The following Consolidated Financial Statement Schedule is included herein:

Schedule II - Valuation and Qualifying Accounts

All other schedules have been omitted since the information is not required, the amounts are not sufficient to require submission of the schedules or because the information is included in the consolidated financial statements.

(a)(3)	The following is a complete list of Exhibits filed or incorporated by reference as part of this report:

3.1	Restated Articles of Organization. (2)

3.2	Amended and Restated By-laws. (2)

4.1	Shareholders Rights Plan. (5)

10.1	Amended and Restated 2001 Stock Incentive Plan. (9)*

10.2	1992 Stock Option Plan. (2)*

10.3	1983 Incentive Stock Option Plan, as amended and restated February 6, 1990. (2)*

10.4	Revolving Loan and Security Agreement dated March 9, 1992 between the Company and Brown Brothers Harriman & Co. (2)

10.10	Employment Agreement dated July 19, 1996 between the Company and Richard A. Packer regarding Mr. Packer’s employment. (3)*

10.11	Non Employee Directors’ Stock Option Plan. (6)*

10.12	Senior Executive Severance Agreement dated January 21, 2000 between the Company and Richard A. Packer. (7)*

10.13	Amended and Restated Executive Severance Agreement dated April 1, 2002 between the Company and A. Ernest Whiton. (10)*

10.14	2001 Stock Incentive Plan (1)*

10.15	Form of Option Agreement under the 2001 Stock Incentive Plan (9)*

10.16	Executive Severance Agreements by and between the Company and each of Ward Hamilton, Donald Boucher, E. J. Jones, Steve Flora and Edward Dunn. (10)*

10.17	Form of Non-Qualified Stock Option Agreement under the ZOLL Medical Corporation Non-Employee Directors Stock Option Plan (11)*

10.18	Amendment dated September 14, 2005 to Master Agreement and Asset Purchase Agreement dated March 29, 2004 among the Company, LC Acquisition Corporation, and LifeCor, Inc. (12)

10.19	Form of Additional Advance Note to be issued to the Company by LifeCor, Inc. (12)

10.20	Master Agreement by and Among the Company, LC Acquisition Corporation and LifeCor, Inc. dated March 29, 2004. (12)

10.21	Asset Purchase Agreement by and Among the Company, LC Acquisition Corporation and LifeCor, Inc. dated March 29, 2004. (12)

10.22	Executive Severance Agreement between the Company and Alexander Moghadam dated August 10, 2005 (13)*

14.0	Code of Conduct (8)

21.1	Subsidiaries of the Company. (4)

23.1	Consent of Ernst & Young LLP (4)

24.0	Power of Attorney (4) included in signature page

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (4)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (4)

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (4)

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (4)

Footnotes:

(1)	Incorporated by reference from the Company’s Registration Statement on Form S-8, under the Securities Act of 1933 (Registration Statement No. 33-3101839 filed with the SEC on December 13, 2003).
(2)	Incorporated by reference from the Company’s Registration Statement on Form S-1, as amended, under the Securities Act of 1933 (Registration Statement No. 33-47937 filed with the SEC on May 15, 1992).
(3)	Incorporated by reference from the Company’s Annual Report for 1996 on Form 10-K, as amended, filed with the Securities and Exchange Commission on December 27, 1996.
(4)	Filed herewith.
(5)	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 11, 1998.
(6)	Incorporated by reference from the Company’s Registration Statement on Form S-8, under the Securities Act of 1933 (Registration Statement No. 33-368401 filed with the SEC on December 4, 1998).
(7)	Incorporated by reference from the Company’s Annual Report for 2000 on Form 10-K, as amended, filed with the Securities and Exchange Commission on December 29, 2000.
(8)	Incorporated by reference from the Company’s Annual Report for 2003 on Form 10-K, filed with the Securities and Exchange Commission on December 19, 2003.
(9)	Incorporated by reference from the Company’s Registration Statement on Form S-8, under the Securities Act of 1933 (Registration Statement No. 333-120310 filed with the SEC on November 9, 2004).
(10)	Incorporated by reference from the Company’s Annual Report for 2004 on Form 10-K, filed with the Securities and Exchange Commission on December 17, 2004.
(11)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on January 2, 2005.
(12)	Incorporated by reference from the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 20, 2005.
(13)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 3, 2005, filed with the Securities and Exchange Commission on August 12, 2005.
*	Represents management contract or compensatory plan arrangements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on December 15, 2005.

ZOLL Medical Corporation

By:	/s/ RICHARD A. PACKER
Richard A. Packer
Chairman and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS that each individual whose signature appears below constitutes and appoints each of Richard A. Packer and A. Ernest Whiton such person’s true and lawful attorney-in-fact and agent with full power of substitution and resubstitution, for such person and in such person’s name, place and stead, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and all documents in connection therewith, with the Securities and Exchange Commission, granting unto each said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that any said attorney-in-fact and agent, or any substitute or substitutes of any of them, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ RICHARD A. PACKER Richard A. Packer	Chairman, Chief Executive Officer and President (Principal Executive Officer)	December 15, 2005

/s/ A. ERNEST WHITON A. Ernest Whiton	Chief Financial Officer (Principal Financial and Accounting Officer)	December 15, 2005

/s/ WILLARD M. BRIGHT, PH.D. Willard M. Bright, Ph.D.	Director	December 15, 2005

/s/ THOMAS M. CLAFLIN, II Thomas M. Claflin, II	Director	December 15, 2005

/s/ JAMES W. BIONDI, M.D. James W. Biondi, M.D.	Director	December 15, 2005

/s/ DANIEL M. MULVENA Daniel M. Mulvena	Director	December 15, 2005

/s/ BENSON F. SMITH Benson F. Smith	Director	December 15, 2005

/s/ ROBERT J. HALLIDAY Robert J. Halliday	Director	December 15, 2005