Form 10-Q
period 2006-01-01
ZOLL MEDICAL CORP
filed 2006-02-10
CIK 887568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934.

For the three month period from October 3, 2005 to January 1, 2006.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

Class	Outstanding at January 27, 2006
Common Stock, $0.02 par value	9,601,034

This document consists of 30 pages.

ZOLL MEDICAL CORPORATION

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ZOLL MEDICAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(000’s omitted, except per share data)

(Unaudited)

	January 1, 2006	October 2, 2005
ASSETS
Current assets:
Cash and cash equivalents	$42,217	$36,270
Marketable securities	13,092	14,553
Accounts receivable, less allowance of $6,318 at January 1, 2006, and $5,555 at October 2, 2005	44,934	47,733
Inventories:
Raw materials	16,112	15,993
Work-in-process	5,324	6,848
Finished goods	15,918	15,796

	37,354	38,637
Prepaid expenses and other current assets	8,280	8,055

Total current assets	145,877	145,248
Property and equipment, at cost:
Land and building	1,149	1,149
Machinery and equipment	45,815	43,938
Construction in progress	4,460	3,796
Tooling	10,599	10,415
Furniture and fixtures	3,015	2,981
Leasehold improvements	5,017	4,485

	70,055	66,764
Less: accumulated depreciation	45,005	43,272

Net property and equipment	25,050	23,492

Investments	1,310	1,250
Notes receivable	3,227	2,443
Goodwill	21,594	21,594
Patents, net	11,939	12,207
Deferred tax asset	3,163	3,124
Intangibles and other assets, net	10,159	10,178

	$222,319	$219,536

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,337	$9,020
Deferred revenue	9,815	9,332
Accrued expenses and other liabilities	19,843	19,756

Total current liabilities	39,995	38,108
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, authorized 1,000 shares, none issued and outstanding Common stock, $0.02 par value, authorized 19,000 shares, 9,599 and 9,599 issued and outstanding at January 1, 2006 and October 2, 2005, respectively	192	192
Capital in excess of par value	115,633	115,515
Accumulated other comprehensive loss	(3,458)	(3,104)
Retained earnings	69,957	68,825

Total stockholders’ equity	182,324	181,428

	$222,319	$219,536

See notes to unaudited consolidated financial statements.

ZOLL MEDICAL CORPORATION

CONSOLIDATED STATEMENT OF OPERATIONS

(000’s omitted, except per share data)

(Unaudited)

	Three Months Ended
	January 1, 2006	January 2, 2005
Net sales	$55,460	$50,629
Cost of goods sold	24,481	22,200

Gross profit	30,979	28,429
Expenses:
Selling and marketing	19,349	19,667
General and administrative	4,948	4,273
Research and development	5,300	5,828

Total expenses	29,597	29,768
Income (loss) from operations	1,382	(1,339)
Investment and other income	283	344

Income (loss) before income taxes	1,665	(995)
Provision (benefit) for income taxes	533	(429)

Net income (loss)	$1,132	$(566)

Basic earnings (loss) per common share	$0.12	$(0.06)

Weighted average common shares outstanding	9,622	9,522
Diluted earnings (loss) per common and common equivalent share	$0.12	$(0.06)

Weighted average common and common equivalent shares outstanding	9,694	9,522

See notes to unaudited consolidated financial statements.

ZOLL MEDICAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(000’s omitted)

(Unaudited)

	Three Months Ended
	January 1, 2006	January 2, 2005
OPERATING ACTIVITIES:
Net income (loss)	$1,132	$(566)
Charges not affecting cash:
Depreciation and amortization	2,773	2,889
Stock-based compensation expense	97	—
Tax benefit from the exercise of stock options	—	67
Unrealized loss from hedging activities	—	18
Changes in current assets and liabilities:
Accounts receivable	2,146	4,644
Inventories	1,084	(5,064)
Prepaid expenses and other current assets	(160)	(144)
Accounts payable and accrued expenses	2,522	(5,965)

Cash provided by (used for) operating activities	9,594	(4,121)

INVESTING ACTIVITIES:
Purchases of marketable securities	(5,617)	(2,000)
Sales of marketable securities	7,078	2,289
Additions to property and equipment	(3,906)	(2,995)
Acquisition of Revivant Corporation, net of cash acquired	—	(6,530)
Milestone payments related to acquisitions	(544)	(405)
Other assets, net	(486)	(101)

Cash used for investing activities	(3,475)	(9,742)

FINANCING ACTIVITIES:
Exercise of stock options	13	229

Cash provided by financing activities	13	229

Effect of exchange rates on cash and cash equivalents	(185)	234

Net increase (decrease) in cash and cash equivalents	5,947	(13,400)
Cash and cash equivalents at beginning of period	36,270	40,685

Cash and cash equivalents at end of period	$42,217	$27,285

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period:
Income taxes	$308	$285

See notes to unaudited consolidated financial statements.

ZOLL MEDICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting only of adjustments of a normal recurring nature) considered necessary for a fair presentation have been included. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Examples include provisions for returns, bad debts and the estimated lives of fixed assets. Actual results may differ from these estimates. The results for the interim periods are not necessarily indicative of results to be expected for the entire year. The information contained in the interim financial statements should be read in conjunction with the Company’s audited financial statements as of and for the year ended October 2, 2005 included in its Form 10-K filed with the Securities and Exchange Commission (“SEC”).

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

Net sales by customer/product categories were as follows:

	Three Months Ended
(000’s omitted)	January 1, 2006	January 2, 2005
Hospital Market - North America	$16,097	$13,869
Pre-hospital Market - North America	21,414	18,173
Other - North America	4,640	4,599
International Market	13,309	13,988

	$55,460	$50,629

The Company reports assets on a consolidated basis to the chief operating decision maker.

Geographic information: Net sales by major geographical area, determined on the basis of destination of the goods, are as follows:

	Three Months Ended
(000’s omitted)	January 1, 2006	January 2, 2005
United States	$39,917	$34,672
Foreign	15,543	15,957

	$55,460	$50,629

No individual foreign country represented 10% or more of our revenues for the three months ended January 1, 2006 and January 2, 2005.

3. Comprehensive Income

The Company computes comprehensive income in accordance with Statement of Financial Accounting Standards No. 130 (“SFAS 130”) “Reporting Comprehensive Income.” SFAS 130 establishes standards for the reporting and display of comprehensive income and its components in the financial statements. Other comprehensive income, as defined, includes all changes in equity during a period from non-owner sources, such as unrealized gains and losses on available-for-sale securities, foreign currency translation and the changes in fair value of the effective portion of our outstanding cash flow hedge contracts. Total comprehensive income for the three months ended January 1, 2006 and January 2, 2005, was as follows:

	Three Months Ended
(000’s omitted)	January 1, 2006	January 2, 2005
Net income (loss)	$1,132	$(566)
Unrealized gain (loss) on available-for-sales securities	73	(41)
Foreign currency translation adjustment	(427)	(99)
Net unrealized gain on cash flow hedges	—	18

Total comprehensive income (loss)	$778	$(688)

4. Stock Option Plans

At January 2, 2005, the Company had three stock-based compensation plans. The Company’s 1992 Stock Option Plan and 2001 Stock Incentive Plan provide for the granting of options to officers and other key employees to purchase the Company’s Common Stock at a purchase price, in the case of incentive stock options (which are no longer being granted), at least equal to the fair market value per share of the outstanding Common Stock of the Company at the time the option is granted, as determined by the Compensation Committee of the Board of Directors. Options are no longer granted under the 1992 plan. The options vest in equal annual installments over two or four years and have a maximum life of 10 years. The Company’s Non-employee Director Stock Option Plan, 100,000 shares authorized, provides for the grant of options to purchase 10,000 shares of Common Stock to Directors of the Company who are not also employees of the Company or any of its subsidiaries upon the Directors’ initial appointment to the Board of Directors, and such additional grants as may be determined by the Board from time to time. The Non-employee Director options vest in equal annual installments over a four-year period. The Non-employee Director options are granted at an exercise price equal to the fair market value of the Common Stock on the date the option is granted.

On November 15, 2005, the Board of Directors authorized, subject to the approval of the stockholders at the 2006 Annual Meeting to be held on January 25, 2006, (i) an additional 315,000 shares available for issuance for a total authorized of 1,260,000 shares pursuant to nonqualified stock options to be issued from time to time under the Company’s 2001 Amended and Restated Stock Incentive Plan, plus the availability of 60,000 shares to be issued as restricted stock from time to time under that plan; and (ii) the adoption of the 2006 Non-Employee Director Stock Option Plan, 55,000 shares authorized, to replace the existing Non-Employee Director Stock Option Plan which expires in April 2006. Both proposals were approved by the Company’s stockholders at the 2006 Annual Meeting.

The Company adopted the provisions of Statement of Financial Accounting Standards 123R, “Share-Based Payment” (SFAS 123R), beginning October 2, 2005, using the modified prospective transition method. This statement requires the Company to measure the cost of employee services in exchange for an award of equity instruments based on the grant-date fair value of the award and to recognize cost over the requisite service period. Under the modified prospective transition method, financial statements for periods prior to the date of adoption are not adjusted for the change in accounting. However, compensation expense is recognized for (a) all share-based payments granted after the effective date and (b) all awards granted to employees prior to the effective date that remain unvested on the effective date. Compensation expense on fixed awards with pro rata vesting is recognized on a straight-line basis over the awards vesting period.

Prior to October 2, 2005, the Company used the intrinsic value method to account for stock-based employee compensation under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and therefore the Company did not recognize compensation expense in association with options granted at or above the market price of the Company’s common stock at the date of grant.

On July 22, 2005, the Company accelerated the vesting of the Company’s outstanding stock options with an exercise price greater than the closing price of the Company’s Common Stock on that date ($26.62). The Company accelerated the vesting to reduce the effects of the adoption of SFAS 123R, which requires companies to recognize stock-based compensation associated with stock options based on the fair value method. Had the Company not taken this action, $3.6 million of stock-based compensation charges would have been recorded in the statement of operations through fiscal 2008 (approximately $2 million in fiscal 2006; approximately $1 million in fiscal 2007; and approximately $600,000 in fiscal 2008).

As a result of adopting the new standard, stock-based compensation charges during the three months ended January 1, 2006 totaled approximately $105,000. Of that amount, stock-based compensation charges for stock options granted during the quarter were $61,000. Earnings before income taxes for the three months ended January 1, 2006, decreased by $97,000, and net earnings decreased by $58,000, or $0.006 per basic share and $0.006 per diluted share. These results reflect stock compensation expense of $97,000 and tax benefits of $39,000 for the period. Total stock-based compensation expense capitalized as part of inventory was approximately $8,000.

The following table presents a reconciliation of reported net loss and per share information to pro forma net loss and per share information that would have been reported if the fair value method had been used to account for stock-based employee compensation last year. The estimated fair value of each option is calculated using the Black-Scholes option-pricing model:

(000’s omitted, except per share data)	January 2, 2005
Net loss-as reported	$(566)
Add: Total stock-based employee compensation expense included in net income as reported, net of related tax effects	—
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(646)

Net loss-pro forma	$(1,212)

Loss per share:
Basic and diluted – as reported	$(0.06)

Basic and diluted – pro forma	$(0.13)

The above pro forma amounts may not be representative of the effects on reported net income for future years. The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions for the three months ended January 1, 2006 and January 2, 2005:

	2006	2005
Dividend yield	0%	0%
Expected volatility	48.0%	67.2%
Risk-free interest rate	4.37%	3.71%
Expected lives (years)	6.25	5.00

Historical Company information was the primary basis for the expected volatility assumption. The Company was unable to use historical information to estimate the expected term and therefore used the “simplified” method as prescribed by the Securities and Exchange Commissions’ Staff Accounting Bulletin No. 107. A forfeiture rate of 5% and 25% were used for executives and non-executives, respectively, based on historical information.

Changes in outstanding stock options for the three months ended January 1, 2006, were as follows:

	Number of Stock Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term in Years	Aggregate Intrinsic Value ($000’s)
Outstanding at October 2, 2005	1,262,952	$33.77
Granted	169,500	22.51
Exercised	(625)	20.34
Forfeited	(33,235)	33.46

Outstanding at January 1, 2006	1,398,592	$30.40	6.73	$2,341

Exercisable at January 1, 2006	1,171,078	$31.83	6.15	$1,839

Vested and expected to vest at January 1, 2006	1,295,445	$30.35	6.65	$2,306

At January 1, 2006, there was $2,437,416 of unrecognized compensation cost related to non-vested awards, which we expect to recognize over a weighted-average period of 4 years.

The weighted-average grant-date fair value of options granted was $11.81 for the three months ended January 1, 2006, and $19.36 for the three months ended January 2, 2005. Total intrinsic value of options exercised for the three months ended January 1, 2006 and January 2, 2005 were $4,000 and $271,000, respectively.

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

	Three Months Ended
(000’s omitted)	January 1, 2006	January 2, 2005
Average shares outstanding for basic earnings per share	9,622	9,522
Dilutive effect of stock options	72	0

Average shares outstanding for diluted earnings per share	9,694	9,522

Average shares outstanding for diluted earnings per share does not include options to purchase 997,465 and 632,011 common shares for the three months ended January 1, 2006 and January 2, 2005, respectively, as their effect would have been antidilutive.

The shares used in calculating basic earnings per common share for the three months ended January 1, 2006 include approximately 23,800 shares earned but not yet issued in relation to the 2005 earn-out payment in accordance with the terms of the acquisition of Revivant Corporation (now ZOLL Circulation, Inc.).

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

The Company had one foreign currency forward contract outstanding at January 1, 2006, serving to mitigate the foreign currency risk of a substantial portion of our Euro-denominated intercompany balances, in the notional amount of approximately 3.6 million Euros. The net settlement amount of these contracts at January 1, 2006 would result in an unrealized gain of approximately $42,000.

The Company occasionally uses foreign currency forward contracts to manage its currency transaction exposures from forecasted foreign currency-denominated sales to its subsidiaries. These currency forward contracts are designated as cash flow hedges under SFAS 133; therefore, the effective portion of the gain or loss is reported as a component of “other comprehensive income” and will be reclassified into earnings in the same period or periods during which the hedged forecasted transaction affects earnings. The ineffective portion of the derivative’s change in fair value would be recognized currently through earnings regardless of whether the instrument is designated as a hedge.

At January 1, 2006, the Company had no outstanding foreign currency forward contracts serving as cash flow hedges.

Net realized gains from foreign currency forward contracts totaled $65,000 during the quarter ended January 1, 2006 and are included in the consolidated statement of operations within “investment and other income” compared to net realized losses of $639,000 for the prior year’s quarter.

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

Product warranty activity for the three months ended January 1, 2006 and January 2, 2005 are as follows:

(000’s omitted)	Beginning Balance	Accruals for Warranties Issued During the Period	Decrease to Preexisting Warranties	Ending Balance
January 1, 2006	$3,263	$371	$271	$3,363
January 2, 2005	$2,679	$363	$67	$2,975

8. Acquisitions

Certain of the Company’s business combinations involve the payment of contingent consideration. The October 2004 acquisition of Revivant Corporation (now ZOLL Circulation, Inc.) provided for milestone payments, tied to the completion of certain clinical trials of the AutoPulse™ Resuscitation System through 2006. These arrangements are not considered contractual obligations until the milestone is met. As of January 1, 2006, assuming all future milestones were met, additional required payments would be approximately $14 million in cash and ZOLL stock. However, based on the results reported on a trial that was discontinued in 2005 (the ASPIRE trial), the probability of further milestones being met is considered to be remote.

The terms of the acquisitions of Revivant Corporation, as well as the terms of the March 2004 acquisition of the assets of Infusion Dynamics, Inc. provide for possible annual earn-out payments based upon revenue growth over a multi-year period. Such payments may be due with respect to Revivant through fiscal 2007 and with respect to Infusion Dynamics through fiscal 2011. In addition, if the Company exercises its option to acquire the assets and business of LifeCOR, Inc., then revenue growth-based earn-out payments may be due through fiscal 2009. Because all of these prospective earn-out payments will be based upon revenue growth over several years, a reasonable estimate of the future payment obligations cannot be determined.

9. Intangibles and Other Assets

Intangibles and other assets consist of:

	Weighted Average Life	January 1, 2006		October 2, 2005
(000’s omitted)		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Prepaid license fees	20 years	$10,220	$1,478	$10,071	$1,349
Patents	10 years	14,095	2,156	14,024	1,817
Other assets	—	2,981	1,564	3,003	1,547

		$27,296	$5,198	$27,098	$4,713

Amortization of acquired intangibles for the three months ended January 1, 2006 and January 2, 2005 was approximately $400,000 and $302,000, respectively, and is included in operating expenses in the consolidated income statement.

10. Income Taxes

The Company’s effective tax rate for the three months ended January 1, 2006 was a tax provision of 32% as compared to a tax benefit of 43% for the same period in fiscal 2005. The difference in the effective tax rate is due to a retroactive extension of a research and development tax credit recorded during the quarter ended January 2, 2005, due to the enactment into law of the American Jobs Creation Act subsequent to October 3, 2004.

11. Legal Proceedings

The Company is, from time to time, involved in the normal course of its business in various litigation matters and regulatory issues, including product liability suits and product recalls. Although the Company is unable at the present time to quantify the exact financial impact of any of these matters, it believes that none of the matters currently pending will have an outcome material to its financial condition or business.

12. Recent Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4, which amends ARB 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges. In addition, this Statement requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. Statement 151 must be adopted for fiscal years starting after June 15, 2005. We adopted Statement 151 in the first quarter of fiscal 2006. The adoption of this statement did not have a material impact on our results of operations or financial condition.

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

We continue to make progress as we begin to regain our profitability. Our balance sheet remains healthy with $55.3 million of cash, cash equivalents and short-term investments, and no long-term debt. Revenue for the first quarter of 2006 increased 10% compared to the first quarter of 2005, led by improvements in our North American pre-hospital market due to the strength shown by our new E Series product, as well as AED sales in the international market. However, the performance in the North American pre-hospital business was offset by lower-than-anticipated AutoPulse sales as well as lower total international sales compared to a strong first quarter in the prior year.

We intend for this discussion and analysis to provide you with information that will assist you in understanding our consolidated financial statements. Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. This discussion and analysis should be read in conjunction with our consolidated financial statements as of January 1, 2006 and for the quarter then ended, and the notes thereto.

Three Months Ended January 1, 2006 Compared To Three Months Ended January 2, 2005

Sales

Net sales by customer/product categories are as follows:

(000’s omitted)	January 1, 2006	January 2, 2005	% Change
Devices and Accessories to the Hospital Market-North America	$16,097	$13,869	16%
Devices, Accessories, and Data Management Software to the Pre-hospital Market-North America	21,414	18,173	18%
Other Products to North America	4,640	4,599	1%

Subtotal North America	42,151	36,641	15%
All Products to the International Market	13,309	13,988	(5)%

Net Sales	$55,460	$50,629	10%

Net sales increased 10% for the three months ended January 1, 2006, compared to a particularly weak prior-year quarter. Sales to the North American hospital market increased approximately $2.2 million or 16% compared to the same prior-year period. This increase reflects an increased volume of both capital equipment and related accessories. This increase is higher than the market growth due to a relatively weak quarter in the prior year.

Sales to the North American pre-hospital market increased approximately $3.2 million compared to the same period a year ago. The growth in the North American pre-hospital market included the introduction of our new E Series product and, we believe, a general improvement in the spending environment.

Total sales of our AED Plus product in all markets were $9.5 million, in comparison to $8.2 million for the same period last year. This increase reflects strong volume growth in the International market.

International sales decreased by approximately $0.7 million in comparison to a strong prior-year period. This decrease included an unfavorable impact of approximately $440,000 from foreign currency exchange-rate movements. The remaining decrease in our international sales reflected reduced sales volumes in our European subsidiaries, particularly France.

Total sales of the AutoPulse product to all our markets were $1.5 million in comparison to $1.7 million in the prior-year quarter. The prior-year quarter included an acquired backlog of approximately $700,000. Shipments in the first quarter of 2006 were lower than anticipated. We believe this may reflect customers taking more time to make purchasing decisions as they assess the results from various clinical trials presented at the American Heart Association meeting in November 2005.

Gross Margins

Gross margin for the three months ended January 1, 2006 remained constant at approximately 56% of revenue as compared to the comparable prior year quarter. Modest fluctuations occurred in gross margin as a result of fluctuations in sales of monitoring parameters, pricing fluctuations, a lower mix of relatively low margin AutoPulse sales, and unfavorable foreign currency exchange rate movements.

Backlog

We ended the quarter January 1, 2006 with a backlog of approximately $8 million, compared to approximately $16 million at the end of fiscal year 2005. Typically, our backlog decreases during the first and second quarters and increases during the fourth quarter due to the purchasing practices of our customers. We believe the establishment of a modest permanent backlog level of orders will help improve our efficiency, lower our costs and improve our profitability as it will make it less likely that we will be required to incur substantial additional costs at the end of the quarter, and may also reduce the likelihood that we are unable to achieve our sales objectives despite having sufficient customer orders.

Costs and Expenses

Operating expenses for the three months ended January 1, 2006 and January 2, 2005 were as follows:

(000’s omitted)	January 1, 2006	% of Sales	January 2, 2005	% of Sales	Change %
Selling and marketing	$19,349	35%	$19,667	39%	(2)%
General and administrative	4,948	9%	4,273	8%	16%
Research and development	5,300	10%	5,828	12%	(9)%

Total expenses	$29,597	53%	$29,768	59%	(1)%

Selling and marketing expenses decreased approximately $300,000 for the three months ended January 1, 2006 compared to the three months ended January 2, 2005. The decrease in selling and marketing expense reflected our reduction in workforce in the second quarter of fiscal 2005.

General and administrative expenses increased approximately $700,000 for the three months ended January 1, 2006 compared to the three months ended January 2, 2005. This change reflected increases to our bad debt provision of approximately $400,000, increased consulting fees related to our Sarbanes-Oxley compliance, and increased insurance costs.

Research and development expenses decreased approximately $500,000 for the three months ended January 1, 2006 compared to the three months ended January 2, 2005. Approximately $400,000 of this change is attributable to reduced spending related to clinical affairs including clinical trials.

Income Taxes

Our effective tax provision rate was 32% for the three months ended January 1, 2006 as compared to an effective tax benefit rate of 43% for the same period in fiscal 2005. The difference in the effective tax rate is due to a retroactive extension of a research and development tax credit recorded during the quarter ended January 2, 2005 due to the enactment into law of the American Jobs Creation Act subsequent to October 3, 2004.

Liquidity and Capital Resources

Our overall financial condition remains strong. Our cash and cash equivalents at January 1, 2006 totaled $42.2 million compared with $36.3 million at October 2, 2005. In addition, we had marketable securities of $13.1 million at January 1, 2006 in comparison to $14.6 million at October 2, 2005. We have no long-term debt.

Cash Requirements

We believe that the combination of existing cash, cash equivalents, and highly liquid short-term investments on hand, along with future cash to be generated by operations and amounts available under our line of credit will be sufficient to meet our ongoing operating and capital expenditure requirements for the foreseeable future. We believe we have, and will maintain, sufficient cash to meet future contingency payments related to the Revivant and Infusion Dynamics acquisitions. We may also need to draw on these funds in the future for potential acquisitions. If we exercise our option to acquire LifeCOR, Inc. which expires in April 2006, we may choose to use approximately $6 million to pay acquired third party debt.

Sources and Uses of Cash

To assist with the discussion, the following table presents the abbreviated cash flows for the three months ended January 1, 2006, and January 2, 2005:

(000’s omitted)	Three months ended January 1, 2006	Three months ended January 2, 2005
Net income (loss)	$1,132	$(566)
Changes not affecting cash	2,870	2,974
Changes in current assets and liabilities	5,592	(6,529)

Cash provided by (used for) operating activities	9,594	(4,121)
Cash used for investing activities	(3,475)	(9,742)
Cash provided by financing activities	13	229
Effect of foreign exchange rates on cash	(185)	234

Net change in cash and cash equivalents	5,947	(13,400)
Cash and cash equivalents – beginning of period	36,270	40,685

Cash and cash equivalents – end of period	$42,217	$27,285

Operating Activities

The improvement from cash used for operating activities of $4.1 million during the quarter ended January 2, 2005 to cash provided by operating activities of $9.6 million during the quarter ended January 1, 2006 was attributable in part to an increase from a net loss in the prior year period to net income in the current year quarter, or $1.7 million of this change. Other primary contributors to the fluctuation include an approximate $8.5 million increase in cash due to the timing of payments of accounts payable and accrued expenses as well as an approximate $6.2 million increase in cash due to lower levels of inventory purchases. Inventory purchases in the prior year quarter were significant due to the purchase of inventory associated with a then-recent U.S. military contract award, the revenue shortfall in the quarter ended January 2, 2005, which left us with more product on hand than expected, and additional AutoPulse inventory built subsequent to the acquisition of Revivant.

Investing Activities

The $6.3 million decrease in cash used in investing activities reflects the October 2004 purchase of Revivant for approximately $6.5 million in net cash.

Financing Activities

Cash provided by financing activities decreased by approximately $200,000 from the previous year period. The change reflects a lower number of stock options exercised during the current quarter (625 shares in the current quarter compared to 15,682 in the previous year quarter) at a slightly higher weighted-average exercise price per share ($20.34 in the current quarter verses $17.96 in the previous year quarter).

Investments

As of January 1, 2006, we had investments in privately held technology companies with a carrying value of $1.3 million. We have performed a review of these investments and determined the carrying value of these investments approximates their fair value.

In March 2004, we acquired substantially all the assets of Infusion Dynamics, Inc. (“Infusion”). Under the terms of the acquisition, we are obligated to make additional earn out payments through 2011 (“contingencies”) based on performance of the acquired business. Because additional consideration is based on the growth of sales, a reasonable estimate of the future payments to be made cannot be determined. When these contingencies are resolved and the consideration is distributable, we will record the fair value of the additional consideration as additional cost of the acquired assets.

We exercised our option to acquire Revivant Corporation (“Revivant”) on October 12, 2004. We paid $15 million in the form of cash and shares of our Common Stock as the initial merger consideration. On January 4, 2005, we paid $1 million for the first milestone payment in the form of cash and Common Stock. We may be required to make future milestone payments, estimated to be approximately $14 million, tied to the completion of certain clinical trials of the AutoPulse™ Resuscitation System through 2006. However, based on the inconclusive results reported on the ASPIRE trial, we consider the probability of this milestone being met to be remote. We may also make additional payments for the years 2006 through 2007 based on the growth of AutoPulse sales. Because additional consideration is based on the growth of AutoPulse sales, a reasonable estimate of the potential total purchase price cannot be determined. All payments will generally be a combination of cash and shares of our Common Stock.

We also have an option exercisable through April 15, 2006 to acquire substantially all of the assets of LifeCOR, Inc. (“LifeCOR”). If the option is exercised, we will make earn out payments to LifeCOR’s shareholders based upon future revenue growth of the acquired business over a five-year period. If the option is exercised, we will assume LifeCOR’s debt, estimated to be approximately $8 million (of which approximately $2.3 million is owed to the Company). If we do exercise this option and assume this debt, it is likely we would use our cash to retire this relatively high interest rate debt. Currently, we anticipate exercising the option. However, if we decide not to exercise the option to acquire LifeCOR, the $1.3 million value of the option would be impaired and need to be written off. Because additional consideration will be based on the growth of sales over a five-year period, a reasonable estimate of the total acquisition cost cannot be determined. We are also providing a working capital line of credit to LifeCOR secured by LifeCOR’s accounts receivable and other assets, which had a principal balance as of January 1, 2006 and January 2, 2005 of approximately $1.4 million and $721,000, respectively. In consideration of the extension of our purchase option from September 15, 2005 to April 15, 2006, we are also providing LifeCOR with an unsecured line of credit of up to $1.2 million, which had a principal balance as of January 1, 2006 of approximately $900,000.

Debt Instruments and Related Covenants

We maintain a working capital line of credit with a commercial bank. Under this working capital line, we may borrow on a demand basis. Currently, we may borrow up to $12.0 million at an interest rate equal to the bank’s base rate. No borrowings were outstanding on this line during the quarter ended January 1, 2006. There are no covenants related to this line of credit.

Off-Balance Sheet Arrangements

Our only off-balance sheet arrangements consist of non-cancelable operating leases entered into in the ordinary course of business and one minimum purchase commitment contract for a critical raw material component. The table shown below in the next section titled “Contractual Obligations and Other Commercial Commitments” shows the amounts of our operating lease commitments and purchase commitments payable by year. For liquidity purposes, we choose to lease our facilities and motor vehicles instead of purchasing them.

Contractual Obligations and Other Commercial Commitments

The following table sets forth certain information concerning our obligations and commitments to make future payments under contracts, such as debt and lease agreements, and under contingent commitments.

(000’s omitted)	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Non-Cancelable Operating Lease Obligations	$9,164	$2,211	$3,810	$2,599	$544
Purchase Obligations	174	174	—	—	—

Total Contractual Obligations	$9,338	$2,385	$3,810	$2,599	$544

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

Contractual obligations that are contingent upon the achievement of certain milestones are not included in the table above. These include the milestone payments, tied to the completion of certain clinical trials of the AutoPulse™ Resuscitation System through 2006. These arrangements are not considered contractual obligations until the milestone is met. As of January 1, 2006, assuming all future milestones were met, additional required payments would be approximately $14 million in cash and ZOLL stock. However, based on the inconclusive results reported on the ASPIRE trial, the probability of this milestone being met is considered to be remote.

Contractual obligations that are contingent upon future performance and growth of sales are not included in the table above. These include the additional earn-out payments for the assets of Infusion Dynamics through fiscal 2011; additional earn-out payments for Revivant Corporation through fiscal 2007; and, if we exercise our option, the additional earn-out payments for LifeCOR through fiscal 2009. Because all of these earn-out payments are based upon the growth of sales over several years, a reasonable estimate of the future payment obligations cannot be determined.

Hedging Activities

We use forward contracts to reduce our exposure to foreign currency risk due to fluctuations in exchange rates underlying the value of intercompany accounts receivable denominated in foreign currencies as well as forecasted sales to subsidiaries denominated in foreign currencies. We had one forward exchange contract outstanding serving to mitigate foreign currency risk of our Euro intercompany receivables in the notional amount of approximately 3.6 million Euros at January 1, 2006. The contract serves as a hedge of a substantial portion of our Euro-denominated intercompany balances. The fair value of the foreign currency derivative contract outstanding at January 1, 2006 was approximately $4.3 million, resulting in an unrealized gain of $42,000. We had no forward exchange contracts outstanding serving as a hedge of a portion our forecasted sales to our subsidiaries at January 1, 2006.

Net realized gains from foreign currency forward contracts totaled $65,000 during the quarter ended January 1, 2006 and are included in the consolidated statement of income compared to net realized losses of $639,000 for the prior year’s quarter. Any gains or losses on the fair value of the derivative contract would be largely offset by the losses and gains on the underlying transaction. These offsetting gains and losses are not reflected above.

Legal and Regulatory Affairs

The Company is, from time to time, involved in the normal course of its business in various litigation matters and regulatory issues, including product liability suits and product recalls. Although the Company is unable to at the present time quantify the exact financial impact of any of these matters, it believes that none of the matters currently pending will have an outcome material to its financial condition or business.

Critical Accounting Estimates

Our management strives to report our financial results in a clear and understandable manner, even though in some cases accounting and disclosure rules are complex and require us to use technical terminology. We follow accounting principles generally accepted in the United States in preparing our consolidated financial statements. These principles require us to make certain estimates of matters that are inherently uncertain and to make difficult and subjective judgments that affect our financial position and results of operations. Our most critical accounting policies include revenue recognition, and our most critical accounting estimates include accounts receivable reserves, warranty reserves, inventory reserves, and the valuation of long-lived assets. Management continually reviews its accounting policies, how they are applied and how they are reported and disclosed in our financial statements. Following is a summary of our more significant accounting policies, which include revenue recognition and those that require significant estimates and judgments and uncertainties, and potentially could result in materially different results under different assumptions and conditions, and how they are applied in preparation of the financial statements.

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

We also license software under non-cancelable license agreements and provide services including training, installation, consulting and maintenance, which consist of product support services, periodic updates and unspecified upgrade rights (collectively, post-contract customer support (“PCS”)). Revenue from the sale of software is recognized in accordance with the American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended. License fee revenues are recognized when a non-cancelable license agreement has been signed, the software product has been delivered, there are no uncertainties surrounding product acceptance, the fees are fixed and determinable, and collection is considered probable. Revenues from maintenance agreements and upgrade rights are recognized ratably over the period of service. Revenue for services, such as software deployment and consulting, is recognized when the service is performed. Our software arrangements contain multiple elements, which include software products, services and PCS. Generally, we do not sell computer hardware products with our software products. We will occasionally facilitate the hardware purchase by providing information to the customer such as where to purchase the equipment. We do not have vendor-specific objective evidence of fair value for our software products. We do, however, have vendor-specific objective evidence of fair value for items such as consulting and technical services, maintenance, upgrades and support for the software products based upon the price charged when such items are sold separately. Accordingly, for transactions where vendor-specific objective evidence exists for undelivered elements but not for delivered elements, we use the residual method as discussed in SOP 98-9, “Modification of SOP 97-2, With Respect to Certain Transactions.” Under the residual method, the total fair value of the undelivered elements, as indicated by vendor-specific objective evidence, is deferred and the difference between the total arrangement fee and the amount deferred for the undelivered elements is recognized as revenue related to the delivered elements.

We do not typically ship any of our software products to distributors or resellers. Our software products are sold by our sales force directly to the end user. We may sell software to system integrators who provide complete solutions to end users on a contract basis.

We have been awarded a contract by the U.S. government to achieve a “state of readiness” to supply defibrillators on short notice. Based on the award, we were paid two types of payments from the U.S. government. The first payment of approximately $5 million is to reimburse us for the cost to acquire inventories required to meet potentially short-notice delivery schedules. This payment is carried on our balance sheet as a liability under government contract.

We also received a payment from the U.S. government to compensate us for managing the purchase, build, storage and inventory rotation process. This payment also compensates us for making future production capacity available. The portion of this payment associated with the purchase and build aspects of the contract is being recognized on a percentage of completion basis while the portion of the payment for the storage, inventory rotation and facilities charge is being recognized ratably over the contract period.

This government contract is for one year and the U.S. government has four one-year extension options that require the payment of additional fees to us if exercised. The U.S. government has two options to acquire defibrillators under this contract. They may buy on a replenishment basis, which means we will record a sale under our normal U.S. government price list and maintain our “state of readiness”, or they may buy on a non-replenishment basis, which will still allow us to obtain normal margins but will reduce our future obligations under this arrangement.

For those markets for which we sell separately priced extended warranties, revenue is deferred and recognized over the applicable warranty period, based upon the fair value of the contract.

Allowance for Doubtful Accounts / Sales Returns and Allowances

We maintain an allowance for doubtful accounts for estimated losses, which is included in bad-debt expense, resulting from the inability of our customers to make required payments. Specifically identified reserves are charged to selling and marketing expenses. Provisions for general reserves are charged to general and administrative expenses. We determine the adequacy of this allowance by regularly reviewing the aging of our accounts receivable and evaluating individual customer receivables, considering customers’ financial condition, historical experience, communications with the customers, credit history and current economic condition. We also maintain an estimated reserve for potential future product returns and discounts given related to trade-ins and to current period product sales, which is recorded as a reduction of revenue. We analyze the rate of historical returns when evaluating the adequacy of the allowance for sales returns, which is included with the allowance for doubtful accounts on our balance sheet.

As of January 1, 2006 our accounts receivable balance of $44.9 million is reported net of allowances of $6.3 million. We believe our reported allowances at January 1, 2006 are adequate. If the financial conditions of our customers were to deteriorate, however, resulting in their inability to make payments, we might need to record additional allowances, resulting in additional expenses being recorded for the period in which such determination was made.

Warranty Reserves

Our products are sold with warranty provisions that require us to remedy deficiencies in quality or performance over a specified period of time, usually one year for pre-hospital customers and five years for hospital customers. Revenue is deferred for pre-hospital customers who receive warranties beyond one year. Such revenue is then recognized over the period of extended warranty. We provide for the estimated cost of product warranties at the time product is shipped and revenue is recognized. The costs which we estimate include material, labor, and shipping. While we engage in product quality programs and processes, our warranty obligation is affected by product failure rates, material usage and service delivery costs incurred in correcting a product failure. We believe that our recorded liability of $3.4 million at January 1, 2006 is adequate to cover future costs for the servicing of our products sold through that date and under warranty. If actual product failure rates, material usage or service delivery costs differ from our estimates, revisions to the estimated warranty liability would be required.

Inventory

We value our inventories at the lower of cost or market. Cost is determined by the first-in, first-out (“FIFO”) method, including material, labor and factory overhead.

Inventory on hand may exceed future demand either because the product is outdated, obsolete, or because the amount on hand is in excess of future needs. We provide for the total value of inventories that we determine to be obsolete based on criteria such as customer demand and changing technologies. We estimate excess inventory amounts by reviewing quantities on hand and comparing those quantities to sales forecasts for the next 12 months, identifying historical service usage trends, and matching that usage with the installed base quantities to estimate future needs. At January 1, 2006, our inventory was recorded at net realizable value requiring adjustments of $6.5 million, or 14.9% of our $43.9 million gross inventories.

Goodwill

At January 1, 2006, we had approximately $22 million in goodwill, primarily resulting from our acquisitions of Revivant Corporation (approximately $18 million), and Infusion Dynamics (approximately $4 million). In accordance with SFAS 142, Goodwill and Other Intangible Assets, we test our goodwill for impairment at least annually by comparing the fair value of our reporting units to the carrying value of those reporting units. Fair value is determined based on an estimate of the discounted future cash flows expected from the reporting units. The determination of fair value requires significant judgment on the part of management about future revenues, expenses and other assumptions that contribute to the net cash flows of the reporting units. Additionally, we periodically review our goodwill for impairment whenever events or changes in circumstances indicate that an impairment indicator has occurred.

Investments

At January 1, 2006, we had approximately $1.3 million in investments in privately held companies focused in the medical devices industry. These investments are carried at cost. We periodically review our investments to determine if impairment has occurred. Should a significant indicator of impairment exist, we would compare the carrying value to its fair value. If we determine that the carrying value of an investment exceeds its fair value, we record an impairment charge to adjust the carrying value to estimated fair value, if the impairment is deemed other-than-temporary. The estimate of fair value of these investments, and the determination of whether impairment is temporary, requires that management make significant judgments that could affect the timing and amount of any impairment charge recorded.

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

Safe Harbor Statement

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

If we are delayed or fail to achieve these market development initiatives, we may encounter difficulties building our customer base for these products. Sub par results from any of these items, such as inconclusive results from clinical trials, such as the ASPIRE trial of the AutoPulse, could cause our operating results to be unfavorably affected.

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

Recent Changes in American Heart Association’s Recommended Guidelines May Cause Our Customers to Delay Buying Our Products Resulting in Lower Revenues

In November 2005, the American Heart Association (AHA) published revised emergency cardiovascular care (ECC) guidelines. We anticipate that new training material will be available by late February 2006. Although these recommended changes do not imply that AEDs designed to conform to earlier guidelines are either unsafe or ineffective, customers may delay implementation of AED programs until training materials are available, thus customers may delay purchasing our product which may result in decreased revenues.

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

For example, over the last few years in the U.S., many states experienced deficits and shortfalls of revenue to cover expenditures. As a result, states cut their spending and support to local cities and towns, who then in turn have reduced their spending for capital equipment purchases for their EMS services. We believe that this has had a negative impact on our revenues in the North American EMS market.

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

Our Current and Future Investments May Lose Value in the Future

For example, we hold an investment in Advanced Circulatory Systems, Inc. (formerly ResQSystems, Inc.) and may in the future invest in the securities of other companies and participate in joint venture agreements. These investments and future investments are subject to the risks that the entities in which we invest will become bankrupt or lose money.

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

Compliance With Changing Regulation of Corporate Governance, Public Disclosure and Accounting Matters May Result in Additional Expenses

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002 and new rules subsequently implemented by the SEC and The NASDAQ Stock Market, as well as new accounting pronouncements, are creating uncertainty and additional complexities for companies. To maintain high standards of corporate governance and public disclosure, we continue to invest resources to comply with evolving standards. This investment may result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating and cost-management activities.

The provisions of Section 404 of the Sarbanes-Oxley Act of 2002 applied to us for the fiscal year 2005. Accordingly, we completed a project to document, review, test, evaluate and conclude on our systems of internal controls. We have also completed our testing of our internal control systems and we did not identify any material weaknesses in our system of internal controls. As we move through fiscal 2006, we will continue to monitor our internal control environment and perform testing as required by Section 404 rules. There can be no guarantee that, in the future, we will not detect the existence of a material control weakness. Disclosure of a material weakness in our system of internal control may cause our stock price to fluctuate significantly.

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

Our International Sales Expose Our Business to a Variety of Risks That Could Result in Significant Fluctuations in Our Results of Operations

Approximately 28% of our sales for the period ended January 1, 2006 were made to foreign purchasers and we plan to increase the sale of our products to foreign purchasers in the future. As a result, a significant portion of our sales is and will continue to be subject to the risks of international business, including:

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

There is substantial litigation regarding patent and other intellectual property rights in the medical device industry, some of which involves the Company. Litigation or administrative proceedings, including interference proceedings before the U.S. Patent and Trademark Office, related to intellectual property rights has been and in the future could be brought against us or be initiated by us. Adverse determinations in any patent litigation could subject us to significant liabilities to third parties, could require us to seek licenses from third parties and could, if licenses are not available, prevent us from manufacturing, selling or using certain of our products, some of which could have a material adverse effect on the Company. In addition, the costs of any such proceedings may be substantial whether or not we are successful.

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

We May Acquire Other Businesses, and We May Have Difficulty Integrating These Businesses or Generating an Acceptable Return from Acquisitions

We recently acquired Revivant Corporation (now ZOLL Circulation, Inc.), and we may acquire other companies or make strategic purchases of interests in other companies related to our business in order to grow, add product lines, acquire customers or otherwise attempt to gain a competitive advantage in new or existing markets. Such acquisitions and investments may involve the following risks:

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

Intangibles and Goodwill We Currently Carry on Our Balance Sheet May Become Impaired.

At January 1, 2006, we had approximately $43.7 million of goodwill and intangible assets on our balance sheet. These assets are subject to impairment if the cash flow that we generate from these assets specifically, or our business more broadly, are insufficient to justify the carrying value of the assets. Factors affecting our ability to generate cash flow from these assets include, but are not limited to, general market conditions, product acceptance, pricing and competition, distribution, costs of production and operations. For example, we have an option to acquire substantially all the assets of LifeCOR, Inc. (“LifeCOR”) through April 15, 2006. If we decide not to exercise the option to acquire LifeCOR, the value of the option would be impaired and would need to be written off.

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

We have cash equivalents and marketable securities that primarily consist of money market accounts and fixed-rate, asset-backed corporate securities. The majority of these investments have maturities within one to five years. We believe that our exposure to interest rate risk is minimal due to the term and type of our investments and that the fluctuations in interest rates would not have a material adverse effect on our results of operations.

We have international subsidiaries in Canada, United Kingdom, Netherlands, France, Germany, Austria, and Australia. These subsidiaries transact business in their functional or local currency. Therefore, we are exposed to foreign currency exchange risks and fluctuations in foreign currencies, along with economic and political instability in the foreign countries in which we operate, all of which could adversely impact our results of operations and financial condition.

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

We had one forward exchange contract outstanding serving as a hedge of our Euro intercompany receivables in the notional amount of approximately 3.6 million Euros at January 1, 2006. The contract serves as a hedge of a substantial portion of our Euro-denominated intercompany balances. The fair value of the foreign currency derivative contract outstanding at January 1, 2006 was approximately $4.3 million resulting in an unrealized gain of $42,000. A sensitivity analysis of a change in the fair value of the Euro derivative foreign exchange contract outstanding at January 1, 2006 indicates that, if the U.S. dollar weakened by 10% against the Euro, the fair value of this contract would decrease by $426,000 resulting in a total loss on the contract of $384,000. Conversely, if the U.S. dollar strengthened by 10% against the Euro, the fair value of this contract would increase by $387,000 resulting in a total gain on the contract of $429,000. Any gains and losses on the fair value of the derivative contract would be largely offset by losses and gains on the underlying transaction. These offsetting gains and losses are not reflected in the analysis above.

Intercompany Receivable Hedge

Exchange Rate Sensitivity: January 1, 2006

(Amounts in $)

	Expected Maturity Dates						Total	Unrealized Gain
	2006	2007	2008	2009	2010	Thereafter
Forward Exchange Agreements (Receive $/Pay Euro) Contract Amount	$4,305,000						$4,305,000	$42,000
Average Contract Exchange Rate	1.1958	—	—	—	—	—	1.1958

We had no forward exchange contracts outstanding serving as a hedge of a portion our forecasted sales to our subsidiaries at January 1, 2006.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of January 1, 2006, the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures are effective.

Changes in Internal Controls Over Financial Reporting

There have been no significant changes in the Company’s internal controls over financial reporting that occurred during the quarter ended January 1, 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Not applicable.

Item 1A.	Risk Factors

The Risk Factors contained in Part I of this Quarterly Report on Form 10-Q contain no material changes from the Risk Factors set forth in the Company’s Annual Report on Form 10-K for the year ended October 2, 2005.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults Upon Senior Securities

Not Applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

Not Applicable.

Item 5.	Other Information

(a)	At the Annual Meeting held on January 25, 2006, the Stockholders of the Company approved certain amendments to the Company’s Amended and Restated 2001 Stock Incentive Plan and approved the adoption of the 2006 Non-Employee Director Stock Option Plan. Copies of each of the plans are filed as exhibits hereto.

(b)	During the period covered by this report there were no changes to the procedures by which security holders may recommend nominees to the Board of Directors.

Item 6.	Exhibits

1.	Exhibit 10.1 – Form of Non-Qualified Stock Option Agreement under the ZOLL Medical Corporation 2006 Non-Employee Director Stock Option Plan.

2.	Exhibit 10.2 – Form of Restricted Stock Award Agreement under the ZOLL Medical Corporation Amended and Restated 2001 Stock Incentive Plan.

3.	Exhibit 10.3 – Form of Non-Qualified Stock Option Agreement under the ZOLL Medical Corporation Amended and Restated 2001 Stock Incentive Plan.

4.	Exhibit 10.4 – Amended and Restated 2001 Stock Incentive Plan, as amended.

5.	Exhibit 10.5 – 2006 Non-Employee Director Stock Option Plan.

6.	Exhibit 31.1 – Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

7.	Exhibit 31.2 – Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

8.	Exhibit 32.1* – Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

9.	Exhibit 32.2* – Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	This certification shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, nor shall it be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on February 10, 2006.

ZOLL MEDICAL CORPORATION

Date: February 10, 2006	By:	/s/ Richard A. Packer
Richard A. Packer,
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: February 10, 2006	By:	/s/ A. Ernest Whiton
A. Ernest Whiton,
Vice President of Administration and Chief Financial Officer
(Principal Financial and Accounting Officer)

ZOLL MEDICAL CORPORATION

FORM 10-Q

EXHIBIT INDEX

Exhibit No.	Description
10.1	Form of Non-Qualified Stock Option Agreement under the ZOLL Medical Corporation 2006 Non-Employee Director Stock Option Plan.

10.2	Form of Restricted Stock Award Agreement under the ZOLL Medical Corporation Amended and Restated 2001 Stock Incentive Plan.

10.3	Form of Non-Qualified Stock Option Agreement under the ZOLL Medical Corporation Amended and Restated 2001 Stock Incentive Plan.

10.4	Amended and Restated 2001 Stock Incentive Plan, as amended.

10.5	2006 Non-Employee Director Stock Option Plan.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.