Form 10-Q
period 2006-04-02
ZOLL MEDICAL CORP
filed 2006-05-12
CIK 887568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934.

For the three month period from January 2, 2006 to April 2, 2006.

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

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

Class	Outstanding at May 3, 2006
Common Stock, $0.02 par value	9,624,934

This document consists of 35 pages.

ZOLL MEDICAL CORPORATION

FORM 10-Q

Forward-Looking Information

Except for historical information, the matters discussed in this Quarterly Report on Form 10-Q are forward-looking statements that involve risks and uncertainties. The Company makes such forward-looking statements under the provisions of the “Safe Harbor” section of the Private Securities Litigation Reform Act of 1995. Actual future results may vary materially from those projected, anticipated, or indicated in any forward-looking statements as a result of certain risk factors. Readers should pay particular attention to the considerations described in Part I, Item 2 of this report under the section of Management’s Discussion and Analysis of Financial Conditions and Results of Operations entitled “Risk Factors”. Readers should also carefully review the risk factors described in the other documents that we file from time to time with the Securities and Exchange Commission. In this report, the words “anticipates”, “believes”, “expects”, “intends”, “future”, “could”, and similar words or expressions (as well as other words or expressions referencing future events, conditions or circumstances) identify forward-looking statements. The Company assumes no obligation to update forward-looking statements or update the reasons why actual results, performances or achievements could differ materially from those provided in the forward-looking statements.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ZOLL MEDICAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(000’s omitted, except per share data)

(Unaudited)

	April 2, 2006	October 2, 2005
ASSETS
Current assets:
Cash and cash equivalents	$35,432	$36,270
Short-term investments	23,455	14,553
Accounts receivable, less allowance of $6,918 at April 2, 2006, and $5,555 at October 2, 2005	45,576	47,733
Inventories:
Raw materials	16,343	15,993
Work-in-process	4,825	6,848
Finished goods	15,112	15,796

	36,280	38,637
Prepaid expenses and other current assets	8,227	8,055

Total current assets	148,970	145,248
Property and equipment, at cost:
Land, building and building improvements	1,168	1,159
Machinery and equipment	46,839	43,938
Construction in progress	4,691	3,796
Tooling	11,232	10,415
Furniture and fixtures	3,039	2,981
Leasehold improvements	5,041	4,475

	72,010	66,764
Less: accumulated depreciation	46,957	43,272

Net property and equipment	25,053	23,492

Investments	1,310	1,250
Notes receivable	3,761	2,443
Goodwill	21,631	21,594
Patents, net	11,733	12,207
Deferred tax asset	3,124	3,124
Intangibles and other assets, net	10,139	10,178

	$225,721	$219,536

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,119	$9,020
Deferred revenue	10,375	9,332
Accrued expenses and other liabilities	20,688	19,756

Total current liabilities	41,182	38,108
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, authorized 1,000 shares, none issued and outstanding Common stock, $0.02 par value, authorized 19,000 shares, 9,625 and 9,599 issued and outstanding at April 2, 2006 and October 2, 2005, respectively	192	192
Capital in excess of par value	115,861	115,515
Accumulated other comprehensive loss	(3,553)	(3,104)
Retained earnings	72,039	68,825

Total stockholders’ equity	184,539	181,428

	$225,721	$219,536

See notes to unaudited consolidated financial statements.

ZOLL MEDICAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(000’s omitted, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	April 2, 2006	April 3, 2005	April 2, 2006	April 3, 2005
Net sales	$56,833	$52,491	$112,293	$103,120
Cost of goods sold	25,190	22,820	49,671	45,020

Gross profit	31,643	29,671	62,622	58,100
Expenses:
Selling and marketing	18,502	18,980	37,851	38,647
General and administrative	4,921	4,624	9,869	8,897
Research and development	5,445	5,820	10,745	11,648

Total expenses	28,868	29,424	58,465	59,192

Income (loss) from operations	2,775	247	4,157	(1,092)
Investment and other income (expense)	430	(12)	713	332

Income (loss) before income taxes	3,205	235	4,870	(760)
Provision (benefit) for income taxes	1,123	76	1,656	(353)

Net income (loss)	$2,082	$159	$3,214	$(407)

Basic earnings (loss) per common share	$0.22	$0.02	$0.33	$(0.04)

Weighted average common shares outstanding	9,625	9,574	9,624	9,428

Diluted earnings (loss) per common and common equivalent share	$0.21	$0.02	$0.33	$(0.04)

Weighted average common and common equivalent shares outstanding	9,702	9,651	9,698	9,428

See notes to unaudited consolidated financial statements.

ZOLL MEDICAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(000’s omitted)

(Unaudited)

	Six Months Ended
	April 2, 2006	April 3, 2005
OPERATING ACTIVITIES:
Net income (loss)	$3,214	$(407)
Charges not affecting cash:
Depreciation and amortization	5,446	5,512
Stock-based compensation expense	260	—
Tax benefit from the exercise of stock options	—	91
Unrealized (gain)/loss from hedging activities	—	(18)
Changes in current assets and liabilities:
Accounts receivable	1,373	(786)
Inventories	1,805	(8,775)
Prepaid expenses and other current assets	(83)	129
Accounts payable and accrued expenses	4,731	(3,840)

Cash (used for) provided by operating activities	16,746	(8,094)
INVESTING ACTIVITIES:
Purchases of marketable securities	(19,458)	(2,000)
Sales of marketable securities	10,556	2,765
Additions to property and equipment	(6,045)	(4,720)
Disposals of property and equipment		235
Payments for acquisitions, net of cash acquired		(7,110)
Milestone payment related to prior year acquisition	(1,327)	(405)
Other assets, net	(1,134)	(436)

Cash used for investing activities	(17,408)	(11,671)
FINANCING ACTIVITIES:
Exercise of stock options	48	396

Cash provided by financing activities	48	396
Effect of exchange rates on cash and cash equivalents	(224)	156

Net decrease in cash and cash equivalents	(838)	(19,213)
Cash and cash equivalents at beginning of period	36,270	40,685

Cash and cash equivalents at end of period	$35,432	$21,472

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period:
Income taxes	$834	$687
Non-cash activity during the period:
Common stock issued at fair value for acquisition of Revivant	$625	$8,179

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

2. Segment and Geographic Information

Segment information: The Company operates in a single business segment: the design, manufacture and marketing of a range of non-invasive resuscitation devices and software solutions. These devices and software help healthcare professionals, emergency medical service providers, and first responders diagnose and treat victims of trauma, as well as sudden cardiac arrest. In order to make operating and strategic decisions, ZOLL’s chief executive officer (“chief operating decision maker”) evaluates revenue performance based on the worldwide revenues of four customer/product categories but, due to shared infrastructures, profitability is based on an enterprise-wide measure. These customer/product categories consist of (1) the sale of resuscitation devices and accessories to the North American hospital market including the military marketplace, (2) the sale of the same items and data collection management software to the North American pre-hospital market, (3) the sale of disposable/other products in North America, and (4) the sale of resuscitation devices, accessories, disposable electrodes and data collection management software to the international market.

Net sales by customer/product categories were as follows:

	Three Months Ended		Six Months Ended
(000’s omitted)	April 2, 2006	April 3, 2005	April 2, 2006	April 3, 2005
Hospital Market - North America	$18,207	$16,952	$34,304	$30,821
Pre-hospital Market - North America	21,094	17,763	42,508	35,936
Other - North America	4,884	5,095	9,524	9,694
International Market	12,648	12,681	25,957	26,669

	$56,833	$52,491	$112,293	$103,120

The Company reports assets on a consolidated basis to the chief operating decision maker.

Geographic information: Net sales by major geographical area, determined on the basis of destination of the goods, are as follows:

	Three Months Ended		Six Months Ended
(000’s omitted)	April 2, 2006	April 3, 2005	April 2, 2006	April 3, 2005
United States	$39,729	$36,995	$79,646	$71,667
Foreign	17,104	15,496	32,647	31,453

	$56,833	$52,491	$112,293	$103,120

No individual foreign country represented 10% or more of our revenues for the three months and six months ended April 2, 2006 and April 3, 2005.

3. Comprehensive Income

The Company computes comprehensive income in accordance with Statement of Financial Accounting Standards No. 130 (“SFAS 130”) “Reporting Comprehensive Income.” SFAS 130 establishes standards for the reporting and display of comprehensive income and its components in financial statements. Other comprehensive income, as defined, includes all changes in equity during a period from non-owner sources, such as unrealized gains and losses on available-for-sale securities, foreign currency translation and the changes in fair value of the effective portion of our outstanding cash flow hedge contracts. Total comprehensive income for the three and six months ended April 2, 2006 and April 3, 2005, was as follows:

	Three Months Ended		Six Months Ended
(000’s omitted)	April 2, 2006	April 3, 2005	April 2, 2006	April 3, 2005
Net income (loss)	$2,082	$159	$3,214	$(407)
Unrealized gain (loss) on available-for-sales securities, net of tax	18	(19)	91	(60)
Foreign currency translation adjustment	(113)	(550)	(540)	(649)
Net unrealized gain (loss) on cash flow hedges	—	—	—	18

Total comprehensive income (loss)	$1,987	$(410)	$2,765	$(1,098)

4. Stock Option Plans

At April 2, 2006, the Company had two active stock-based compensation plans under which stock-based grants may be issued, and two other stock-based compensation plans under which grants are no longer being made. No further grants are being made under the Company’s 1992 Stock Option (“1992 Plan”) and the 1996 Non-Employee Directors’ Stock Option Plan (“1996 Plan”), and option grants remain outstanding under both such plans. The Company’s active plans are the Amended and Restated 2001 Stock Incentive Plan (“2001 Plan”) and the 2006 Non-Employee Director Stock Option Plan (“2006 Plan”).

On November 15, 2005, the Board of Directors authorized, subject to the approval of the stockholders at the 2006 Annual Meeting held on January 25, 2006, (i) an additional 315,000 shares available for issuance (for a total authorized of 1,260,000 shares) pursuant to nonqualified stock options to be granted from time to time under the Company’s Amended and Restated 2001 Stock Incentive Plan, plus 60,000 shares to be issued as restricted Common Stock from time to time under the 2001 Plan; and (ii) the adoption of the 2006 Non-Employee Director Stock Option Plan, with 55,000 shares authorized for issuance, to replace the existing 1996 Plan, which expired in April 2006. Both proposals were approved by the Company’s stockholders at the 2006 Annual Meeting.

Stock options outstanding under the 1992 Plan, the 1996 Plan, and the 2001 Plan generally vest over a four-year period, and have exercise prices equal to the fair market value of the Common Stock at the date of grant. No options were issued under the 2006 Plan as of April 2, 2006. Stock options to be issued under the 2006 Plan will have an exercise price equal to fair market value of the Common Stock on the date of grant. All options have a 10-year term. All options issued under the 2001 Plan must have an exercise price no less than fair market value on the date of grant. Restricted Common Stock grants which may be made under the 2001 Plan from time to time will generally vest over a four-year period. On April 25, 2006, restricted stock grants and nonqualified stock options covering a total of 19,050 and 41,500 shares, respectively, were approved by the Board of Directors.

The Company adopted the provisions of Statement of Financial Accounting Standards 123R, “Share-Based Payment” (“SFAS 123R”), beginning October 2, 2005, using the modified prospective transition method. SFAS 123R requires the Company to measure the cost of employee services in exchange for an award of equity instruments based on the grant-date fair value of the award and to recognize cost over the requisite service period. Under the modified prospective transition method, financial statements for periods prior to the date of adoption are not adjusted for the change in accounting. However, compensation expense is recognized for (a) all share-based payments granted after the effective date under SFAS 123R, and (b) all awards granted under SFAS 123 to employees prior to the effective date that remain unvested on the effective date. The Company recognizes compensation expense on fixed awards with pro rata vesting on a straight-line basis over the vesting period.

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

As a result of adopting SFAS 123(R), stock-based compensation charges during the three and six months ended April 2, 2006 totaled approximately $163,000 and $268,000, respectively. There were no stock option grants made during the second quarter of 2006 and therefore this entire amount relates to the prior period grants. As a result of adopting SFAS 123(R), earnings before income taxes for the three and six months ended April 2, 2006, decreased by $149,000 and $246,000, respectively. Net earnings decreased by $89,000 and $147,000 for the three and six month period ended April 2, 2006, respectively, or $0.009 and $0.015 per diluted share, respectively. These results reflect stock compensation expense of $149,000 and tax benefits of $60,000 for the three month period, and stock compensation expense of $246,000 and tax benefits of $99,000 for the six month period. Total stock-based compensation expense capitalized as part of inventory for the three and six month period was approximately $14,000 and $22,000, respectively.

The following table presents a reconciliation of reported net loss and per share information to pro forma net loss and per share information that would have been reported if the fair value method had been used to account for stock-based employee compensation last year. The estimated fair value of each option is calculated using the Black-Scholes option-pricing model:

(000’s omitted, except per share data)	Three Months Ended April 3, 2005	Six Months Ended April 3, 2005
Net income (loss)-as reported	$159	$(407)
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(621)	(1,267)

Net income (loss)-pro forma	$(462)	$(1,674)

Earnings (loss) per share:
Basic – as reported	$0.02	$(0.04)

Basic – pro forma	$(0.05)	$(0.18)

Diluted – as reported	$0.02	$(0.04)

Diluted – pro forma	$(0.05)	$(0.18)

The above pro forma amounts may not be representative of the effects on reported net income for future years. The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions for the six months ended April 2, 2006 and April 3, 2005:

	2006	2005
Dividend yield	0%	0%
Expected volatility	48.0%	67.0%
Risk-free interest rate	4.37%	3.77%
Expected lives (years)	6.25	5.00

Historical Company information was the primary basis for the expected volatility assumption. The Company was unable to use historical information to estimate the expected lives and therefore used the “simplified” method as prescribed by the SEC’s Staff Accounting Bulletin No. 107. Forfeiture rates of 5% and 25% were used for executives and non-executives, respectively, based on historical information.

Changes in outstanding stock options for the six months ended April 2, 2006, were as follows:

	Number of Stock Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term in Years	Aggregate Intrinsic Value ($000’s)
Outstanding at October 2, 2005	1,262,952	$33.77
Granted	169,500	22.51
Exercised	(2,475)	19.80
Forfeited	(46,798)	32.31

Outstanding at April 2, 2006	1,383,179	$30.43	6.41	$2,781

Exercisable at April 2, 2006	1,166,400	$31.81	5.83	$2,054

Vested and expected to vest at April 2, 2006	1,367,192	$30.51	6.48	$2,737

At April 2, 2006, there was approximately $2.3 million of unrecognized compensation cost related to non-vested awards, which we expect to recognize over a weighted-average period of 3.62 years.

The weighted-average grant-date fair value of options granted (estimated using the Black-Scholes option-pricing model) was $11.81 for the six months ended April 2, 2006, and $18.07 for the six months ended April 3, 2005. Total intrinsic value of options exercised for the six months ended April 2, 2006 and April 3, 2005 were $14,000 and $459,000, respectively.

5. Earnings per Share

The shares used for calculating basic earnings per common share were the weighted average shares of common stock outstanding during the period and the shares used for calculating diluted earnings per common share were the weighted average shares of common stock outstanding during the period plus the dilutive effect of stock options.

	Three Months Ended		Six Months Ended
(000’s omitted)	April 2, 2006	April 3, 2005	April 2, 2006	April 3, 2005
Average shares outstanding for basic earnings per share	9,625	9,574	9,624	9,428
Dilutive effect of stock options	77	77	74	0

Average shares outstanding for diluted earnings per share	9,702	9,651	9,698	9,428

Average shares outstanding for diluted earnings per share does not include options to purchase 1,184,362 common shares for the three months and six months ended April 2, 2006 as their effect would have been antidilutive. For the three months ended April 3, 2005, average shares outstanding for diluted earnings per share does not include options to purchase 1,016,469 common shares as their effect would have been antidilutive. During the six months ended April 3, 2005, the effect of stock options was excluded from the calculation of diluted earnings per share because their inclusion would have been antidilutive due to the net loss incurred.

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

The Company uses foreign currency forward contracts to manage its currency transaction exposures with intercompany receivables denominated in foreign currencies. These currency forward contracts are not designated as cash flow, fair value or net investment hedges under Statement of Financial Accounting Standards No. 133 (“SFAS 133”), “Accounting for Derivative Instruments and Hedging Activities” and, therefore, are marked-to-market with changes in fair value recorded to earnings. These derivative instruments do not subject the Company’s earnings or cash flows to material risk since gains and losses on those derivatives offset losses and gains on the assets and liabilities being hedged. These derivative instruments are entered into for periods consistent with the currency transaction exposures, generally three months.

The Company had one foreign currency forward contract outstanding at April 2, 2006, serving to mitigate the foreign currency risk of a substantial portion of our Euro-denominated intercompany balances, in the notional amount of approximately 3.5 million Euros. The net settlement amount of these contracts at April 2, 2006 is an unrealized loss of approximately $97,000 which is included in earnings.

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

At April 2, 2006, the Company had no outstanding foreign currency forward contracts serving as cash flow hedges.

Net realized gains from foreign currency forward contracts totaled $59,000 during the quarter ended April 2, 2006 and are included in the consolidated statement of operations within “investment and other income”, compared to net realized gains of $275,000 for the prior year’s quarter.

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

Product warranty activity for the six months ended April 2, 2006 and April 3, 2005 are as follows:

(000’s omitted)	Beginning Balance	Accruals for Warranties Issued During the Period	Decrease to Preexisting Warranties	Ending Balance
April 2, 2006	$3,263	$576	$409	$3,430
April 3, 2005	$2,679	$534	$217	$2,996

8. Acquisitions

Certain of the Company’s business combinations involve the payment of contingent consideration. The October 2004 acquisition of Revivant Corporation (now ZOLL Circulation, Inc.) provided for milestone payments, tied to the completion of certain clinical trials of the AutoPulse™ Resuscitation System through 2006. These arrangements are not considered contractual obligations until the milestone is met. During the second quarter of fiscal 2005, the Company made a milestone payment of $1 million, related to the publication of clinical data, in the form of $500,000 in cash and 15,188 shares of ZOLL common stock. As of April 2, 2006, assuming all future milestones were met, additional required payments would be approximately $12 million in cash and ZOLL stock. However, based on the results reported on a trial that was discontinued in 2005 (the ASPIRE trial), the probability of further milestones being met is considered to be remote.

The terms of the acquisition of Revivant Corporation (“Revivant”), as well as the terms of the March 2004 acquisition of the assets of Infusion Dynamics, Inc. (“Infusion Dynamics”), provide for possible annual earn-out payments based upon revenue growth over a multi-year period. Such payments may be due with respect to Revivant through fiscal 2007 and with respect to Infusion Dynamics through fiscal 2011. Because all of these prospective earn-out payments will be based upon revenue growth over several years, a reasonable estimate of the future payment obligations cannot be determined. Annual earn-out payments to Infusion Dynamics, in the form of cash, for fiscal 2004 and 2005 were approximately $405,000 and $544,000, respectively. The Company also has paid approximately $1.6 million in earn-out payments for fiscal 2005 to the former shareholders of Revivant, approximately $783,000 in the form of cash and 23,800 shares of ZOLL common stock.

As a result of the acquisition of the assets of Lifecor, Inc. (“Lifecor”) in April 2006, the Company may also incur annual earn-out payments to Lifecor based on revenue growth through fiscal 2011.

9. Intangibles and Other Assets

Intangibles and other assets consist of:

(000’s omitted)	Weighted Average Life	April 2, 2006		October 2, 2005
		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Prepaid license fees	20 years	$10,260	$1,543	$10,071	$1,349
Patents	10 years	14,229	2,496	14,024	1,817
Other assets	—	3,022	1,600	3,003	1,547

		$27,511	$5,639	$27,098	$4,713

Amortization of acquired intangibles for the three months ended April 2, 2006 and April 3, 2005 was approximately $400,000 and $302,000, respectively, and is included in operating expenses in the consolidated income statement. For the six months ended April 2, 2006 and April 3, 2005, amortization of acquired intangibles was approximately $800,000 and $604,000, respectively, and is included in operating expenses in the consolidated income statement.

10. Income Taxes

The Company’s effective tax rate for the three months ended April 2, 2006 was a tax provision of 35% compared to 32% for the same period in fiscal 2005. The difference in the effective tax rate reflects the availability of a research and development tax credit that expired at the end of December 2005 and has not been legislatively extended into 2006.

The Company’s effective tax rate for the six months ended April 2, 2006, was a tax provision of 34% as compared to a tax benefit of 46% for the same period in fiscal 2005. The difference in the effective tax rate is due to a discrete $130,000 U.S. research and development tax credit recorded during the quarter ended January 2, 2005, due to the enactment into law of the American Jobs Creation Act subsequent to October 3, 2004.

11. Legal Proceedings

In November 2005, a lawsuit was brought against the Company in the U.S. District Court for the Eastern District of Michigan by William S. Parker. Mr. Parker amended his complaint in December 2005 to add two other defibrillator manufacturers as defendants (William S. Parker v. ZOLL Medical Corporation, Medtronic, Inc., and Welch-Allyn, Inc.). Mr. Parker alleges that the manufacture and sale of certain of the Company’s automatic external defibrillators (AEDs) infringe certain claims of U.S. Patent No. 4,588,383, which had expired in 2004. Because the patent expired, the plaintiff cannot seek injunctive relief, but is seeking damages based on a royalty rate. The Company believes that its AED products did not infringe the plaintiff’s expired patent, and is defending itself vigorously in this matter, which is in the early discovery stages. While the Company believes that this litigation should have no material adverse impact on its financial condition, results of operations or cash flow, the litigation process is inherently uncertain, and the Company can make no assurances as to the ultimate outcome of this matter.

In October 2005, a lawsuit was brought against ZOLL Data Systems, Inc., a wholly owned subsidiary of the Company (ZDS), by Adept Computer Solutions, Inc. (Adept) in the U.S. District Court for the District of Colorado (Adept Computer Solutions, Inc. v. ZOLL Data Systems and John Does 1-20). Plaintiff alleges that ZDS incorporated one of the plaintiff’s software products into a ZDS product that was distributed to ZDS customers. Plaintiff claims breach of contract, copyright infringement, trademark violations, and unfair competition. Plaintiff amended its complaint in March 2006 to add claims of alleged violations of the Digital Millennium Copyright Act. The Company is defending itself vigorously in this litigation, and believes that any liability that ZDS may have to the plaintiff in this matter would not have a material adverse impact on its financial condition, results of operations or cash flow. However, the litigation process is inherently uncertain, and the Company can make no assurances as to the ultimate outcome of this matter.

The Company is, from time to time, involved in the normal course of its business in various other legal proceedings, including intellectual property, employment and product liability suits. Although the Company is unable to quantify the exact financial impact of any of these matters, it believes that none of these other currently pending matters will have an outcome material to its financial condition or business.

12. Subsequent Event

On March 22, 2006, the Company exercised its option to acquire the assets of Lifecor, Inc. (“Lifecor”), a privately owned medical equipment company that designs, manufactures and markets a wearable external defibrillator system. On April 10, 2006, the Company completed the acquisition of the assets of Lifecor. The Company believes that the acquisition presents an opportunity to expand our presence in the resuscitation market because it provides patients with the benefit of unhindered mobility. As a result of the transaction, ZOLL acquired Lifecor’s assets and business, assumed Lifecor’s outstanding debt of approximately $6 million (plus an additional $3.0 million owed to ZOLL which is classified as notes receivable in the accompanying consolidated balance sheet), and also assumed certain stated liabilities of approximately $1.5 million. Additional consideration will be in the form of earn-out payments to Lifecor based upon future revenue growth over certain stipulated threshold amounts of the acquired business over a five-year period.

The Company is in the process of completing its purchase price allocation and compiling proforma financial information reflecting the impact of the acquisition.

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

We intend for this discussion and analysis to provide you with information that will assist you in understanding our consolidated financial statements. Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. This discussion and analysis should be read in conjunction with our consolidated financial statements as of April 2, 2006 and for the quarter and six-month periods then ended, and the notes thereto.

Three Months Ended April 2, 2006 Compared To Three Months Ended April 3, 2005

Sales

Net sales by customer/product categories are as follows:

(000’s omitted)	April 2, 2006	April 3, 2005	% Change
Devices and Accessories to the Hospital Market-North America	$18,207	$16,952	7%
Devices, Accessories, and Data Management Software to the Pre-hospital Market-North America	21,094	17,763	19%
Other Products to North America	4,884	5,095	(4)%

Subtotal North America	44,185	39,810	11%
All Products to the International Market	12,648	12,681	0%

Net Sales	$56,833	$52,491	8%

Net sales increased 8% for the three months ended April 2, 2006, compared to the prior-year quarter.

Sales to the North American hospital market increased approximately $1.3 million, or 7%, compared to the same quarter in the prior year. This increase reflects an increased volume of AED sales of approximately $900,000. In addition, military sales increased approximately $2.2 million, while conversely sales to other types of hospital customers in this market were lower. The increase in military revenues reflects the receipt and shipment of a $2 million order in the second quarter, of which we had no advance notice. Typically, we do not have visibility into non-contractual orders from the military until an order is received. For example, two additional non-contract military orders totaling approximately $5 million were received in early May for which we had no forward visibility.

Sales to the North American pre-hospital market increased approximately $3.3 million, or 19%, compared to the same period a year ago. The growth in the North American pre-hospital market includes approximately $7 million in shipments of our new E Series product which began shipping in September 2005, partially offset by lower sales of the M Series as some customers choose to buy our newest product. We believe that having two differentiated, biphasic product offerings in this market may help us gain new customers and drive sales growth. The net increase is driven by both an increase in units as well as higher prices resulting from the E Series being a more fully-featured product. Sales of AEDs to the pre-hospital market decreased approximately $1.1 million. Shipments of the AutoPulse increased as noted below.

Total sales of our AED Plus product in all markets were $9.1 million, in comparison to $8.4 million for the same period last year. Although the increase is more modest than in recent quarters, the increase reflects volume growth in both the North American hospital and International market. This increase was slightly offset by a decrease in the volume of AED sales to the pre-hospital market, which, we believe, is a result of fewer state-wide purchases that have been funded by federal grants.

Overall International sales were flat at approximately $12.6 million in comparison to the prior-year period. These results reflected an unfavorable impact of approximately $450,000 from foreign currency exchange-rate movements. In addition, sales by our international subsidiaries decreased $390,000. Sales to our international distributors increased approximately $800,000.

Total sales of the AutoPulse product to all our markets were $2.4 million in comparison to $1.6 million in the prior-year quarter. Most of our AutoPulse sales were to the North American pre-hospital market. The increase reflects volume growth in both the North American pre-hospital and International markets. We believe that the increase in the number of units of the AutoPulse being sold reflects increasing market acceptance of the product.

Gross Margins

Cost of sales consists primarily of material, direct labor, overhead, and freight associated with the manufacturing of our various medical equipment devices, data collection software and disposable electrodes. Material is the largest component of our products, comprising more than half the cost. Overhead includes indirect labor for such activities as supervision, procurement and shipping. Other components of overhead include related employee benefits, rent and electricity. Our consolidated gross margin may fluctuate considerably depending on unit volume levels, mix of product and customer class, and overall market conditions.

Gross margin for the three months ended April 2, 2006 decreased eight-tenths of a percentage point from 56.5% to 55.7% as compared to the comparable prior year quarter. Lower average foreign exchange rates from our direct subsidiaries in the UK, Europe and Australia had a negative impact on gross margin during the period. Additionally, the higher sales volume of our AutoPulse product had a negative impact on gross margins, because the AutoPulse, a new product with relatively low production volumes, has higher relative production costs than many of our other products. Additionally, our gross margin was unfavorably affected by a lower proportion of sales in the quarter consisting of data management software, which typically carries higher margins than our product sales. Conversely, our gross margin benefited from an improved mix of our professional defibrillator sales. This occurred as sales of our new E Series product with higher average gross margins replaced some sales of our lower margin M Series product in the pre-hospital market. The positive impact of our professional defibrillator mix and the negative impact of foreign exchange rates, a higher mix of AutoPulse sales and a lower mix of data management software sales was each less than a percentage point on our overall gross margin.

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

Backlog remained at approximately $8 million at the end of the quarter ended April 2, 2006. Typically, our backlog decreases during the first and second quarters and increases during the fourth quarter due to the purchasing practices of our customers. We believe the maintenance of a modest backlog will help improve our efficiency, lower our costs and improve our profitability as it will make it less likely that we will be required to incur substantial additional costs at the end of the quarter, and may also reduce the likelihood that we are unable to achieve our sales objectives despite having sufficient customer orders.

Costs and Expenses

Operating expenses for the three months ended April 2, 2006 and April 3, 2005 were as follows:

(000’s omitted)	April 2, 2006	% of Sales	April 3, 2005	% of Sales	Change %
Selling and marketing	$18,502	32%	$18,980	36%	(4)%
General and administrative	4,921	9%	4,624	9%	(0)%
Research and development	5,445	10%	5,820	11%	(2)%

Total expenses	$28,868	51%	$29,424	56%	(2)%

Selling and marketing expenses decreased approximately $478,000 for the three months ended April 2, 2006 compared to the three months ended April 3, 2005. The decrease in selling and marketing expense reflected lower personnel-related expenses including commission, salaries and fringes of approximately $700,000, partially offset by increased promotional expenses of approximately $300,000.

General and administrative expenses increased approximately $300,000 for the three months ended April 2, 2006 compared to the three months ended April 3, 2005. Lower Sarbanes-Oxley and IT related consulting costs of approximately $350,000 were offset by increased patent-related costs of approximately $300,000, increased personnel-related costs of approximately $275,000, and increases in certain other costs such as rent and insurance. Approximately $75,000 of the increase in personnel-related costs in general and administrative expenses related to stock-based compensation. In fiscal 2005, there was no expense related to stock-based compensation as SFAS 123(R) was not effective until fiscal 2006.

Research and development expenses decreased by approximately $375,000 for the three months ended April 2, 2006 compared to the three months ended April 3, 2005. The decrease reflected lower expenses associated with clinical trials related to the AutoPulse and material usage of approximately $370,000. We currently anticipate that our research and development expenses related to clinical trial work may increase toward the end of the year and beyond as we initiate new clinical work related to the AutoPulse.

Income Taxes

The Company’s effective tax rate for the three months ended April 2, 2006 was a tax provision of 35% as compared to 32% provision for the same period in fiscal 2005. The difference in the effective tax rate reflects the availability of a research and development tax credit which expired at the end of December 2005 and has not yet been extended legislatively into 2006.

Six Months Ended April 2, 2006 Compared To Three Months Ended April 3, 2005

Sales

Net sales by customer/product categories are as follows:

(000’s omitted)	April 2, 2006	April 3, 2005	% Change
Devices and Accessories to the Hospital Market-North America	$34,304	$30,821	11%
Devices, Accessories, and Data Management Software to the Pre-hospital Market-North America	42,508	35,936	18%
Other Products to North America	9,524	9,694	(2)%

Subtotal North America	86,336	76,451	13%
All Products to the International Market	25,957	26,669	(3)%

Net Sales	$112,293	$103,120	9%

Net sales increased 9% for the six months ended April 2, 2006 compared to the same period a year earlier.

North American hospital sales increased approximately $3.5 million, or 11%, from the comparable prior year period. Within this market, sales to the U.S. Military increased approximately $2.1 million. In addition, AED sales to this market increased approximately $1.5 million.

Sales to the North American pre-hospital market increased approximately $6.6 million, or 18%, compared to the same period in fiscal 2005. This increase was driven by increased sales of our professional defibrillators, led by shipments of our new E Series which began shipping in September 2005. The increase from our E Series sales of approximately $12 million was partially offset by lower sales of our M Series products as some customers choose to buy our newest product. The net increase is driven by both an increase in units as well as higher prices resulting from the E Series being a more fully-featured product. We also experienced decreased sales of our AEDs to this market of approximately $1.5 million which, we believe, is a result of fewer state-wide purchases that have been funded by federal grants.

Total sales of our AED product in all markets were $18.6 million, in comparison to $16.7 million for the same period last year. This increase reflects strong volume growth in the International ($1.9 million) and North American hospital ($1.5 million) markets, partially offset by lower sales to the pre-hospital market.

International sales decreased by approximately $0.7 million in comparison to a strong prior-year six month period. This decrease included an unfavorable impact of approximately $890,000 from foreign currency exchange-rate movements. International AED sales increased $1.9 million and AutoPulse sales increased $300,000, substantially offset by lower sales of professional defibrillators.

Total sales of the AutoPulse product to all our markets were $3.9 million, in comparison to $3.3 million for the same six-month period in the prior year. We believe we are seeing increased market acceptance of the AutoPulse as customers assess the results of various clinical trials and develop experience with the product.

Gross Margins

Gross margin for the six months ended April 2, 2006 decreased slightly from 56.3% to 55.8% compared to the same period a year ago. This decrease was primarily due to the impact of lower foreign exchange rates. Modest fluctuations in gross margins occurred as a result of changes in the mix of sales of our new E Series products, M Series products, AEDs and data management software sales. None of these fluctuations had an impact on gross margin by more than a percentage point.

Costs and Expenses

Operating expenses for the six months ended April 2, 2006 and April 3, 2005 were as follows:

(000’s omitted)	April 2, 2006	% of Sales	April 3, 2005	% of Sales	Change %
Selling and marketing	$37,851	34%	$38,647	37%	(2)%
General and administrative	9,869	9%	8,897	9%	11%
Research and development	10,745	9%	11,648	11%	(8)%

Total expenses	$58,465	52%	$59,192	57%	(1)%

Selling and marketing expenses decreased approximately $800,000 for the six months ended April 2, 2006 compared to the six months ended April 3, 2005. The decrease in selling and marketing expense reflected our reduction in workforce in the second quarter of fiscal 2005. The full impact of the reduction in expenses resulting from this action was not reflected until the second half of 2005.

General and administrative expenses increased approximately $1 million for the six months ended April 2, 2006 compared to the six months ended April 3, 2005. This change primarily reflected increased personnel-related costs, including stock-based compensation expense, of approximately $500,000, an increased bad debt provision of approximately $300,000, and increased patent-related costs of approximately $300,000, partially offset by a decrease in consulting fees related to our Sarbanes-Oxley compliance activities.

Research and development expenses decreased approximately $900,000 for the six months ended April 2, 2006 compared to the six months ended April 3, 2005. Approximately $600,000 of this change is attributable to reduced spending related to clinical matters including clinical trials related to the AutoPulse. The decrease also reflected modestly lower expenses associated with parts and materials.

Income Taxes

Our effective tax rate for the six months ended April 2, 2006, was a tax provision of 34% as compared to a tax benefit of 46% for the same period in fiscal 2005. The difference in the effective tax rate is related to the availability of a discrete $130,000 U.S. research and development tax credit which was enacted during the quarter ended January 2, 2005. This adjustment had a disproportionate impact on the tax rate in the first half of 2005 as we recorded a modest net loss for the period. The research and development tax credit expired at the end of December 2005 and has not yet been extended into 2006.

Liquidity and Capital Resources

Our overall financial condition remains strong. Our cash and cash equivalents at April 2, 2006 totaled $35.4 million, compared with $36.3 million at October 2, 2005. In addition, we reported marketable securities of $23.5 million at April 2, 2006 in comparison to $14.6 million at October 2, 2005. We have no long-term debt.

Cash Requirements

We believe that the combination of existing cash, cash equivalents, and highly liquid short-term investments together with future cash to be generated by operations and amounts available under our line of credit, will be sufficient to meet our ongoing operating and capital expenditure requirements for the foreseeable future. We believe we have, and will maintain, sufficient cash to meet future contingency payments related to the Revivant, Infusion Dynamics, and Lifecor acquisitions. We may also need to draw on these funds in the future for potential acquisitions. For example, following the exercise of our option to acquire the assets of Lifecor, we used approximately $6 million to pay Lifecor’s third party debt, which we assumed in April 2006.

Sources and Uses of Cash

To assist with the discussion, the following table presents the abbreviated cash flows for the six months ended April 2, 2006, and April 3, 2005:

(000’s omitted)	Six months ended April 2, 2006	Six months ended April 3, 2005
Net income (loss)	$3,214	$(407)
Changes not affecting cash	5,706	5,585
Changes in current assets and liabilities	7,826	(13,272)

Cash provided by (used for) operating activities	16,746	(8,094)
Cash used for investing activities	(17,408)	(11,671)
Cash provided by financing activities	48	396
Effect of foreign exchange rates on cash	(224)	156

Net change in cash and cash equivalents	(838)	(19,213)
Cash and cash equivalents – beginning of period	36,270	40,685

Cash and cash equivalents – end of period	$35,432	$21,472

Operating Activities

The improvement from cash used for operating activities of $8.1 million for the six month period ended April 3, 2005 to cash provided by operating activities of $16.7 million for the six-month period ended April 2, 2006 was attributable to an approximate $10.6 million increase in cash due to lower levels of inventory purchases, an approximately $8.6 million increase in cash due to the timing of payments of accounts payable and accrued expenses, and, in part ($3.6 million), to a change from a net loss in the prior year period to net income in the current year quarter. Inventory purchases in the prior year period were significant due to the purchase of inventory associated with a then-recent U.S. military “state of readiness” contract award and to additional AutoPulse inventory built subsequent to the acquisition of Revivant.

Investing Activities

The $5.7 million increase in cash used in investing activities reflects a reported increase in net purchases of marketable securities of approximately $9.7 million ($3 million represents a reclassification of marketable securities to short-term investments from cash and cash equivalents), an increase of approximately $1.6 million in net fixed asset additions, and earn-out payments of approximately $1 million related to the acquisition of Revivant, as compared to the investing activities in the first half of 2005, which include the October 2004 purchase of Revivant for approximately $7.1 million in net cash.

Financing Activities

Cash provided by financing activities during the first half of 2006 decreased by approximately $350,000 from the previous year period. The change reflects a lower number of stock options exercised during the current six month period (options for 2,475 shares in the current period compared to options for 26,999 in the previous year period) although at a higher weighted-average exercise price per share ($19.80 in the current period verses $14.66 in the previous year period).

Investments

As of April 2, 2006, we had investments in privately held technology companies with a carrying value of $1.3 million. We have performed a review of these investments and determined the carrying value of these investments approximates their fair value.

In March 2004, we acquired substantially all the assets of Infusion Dynamics, Inc. (“Infusion Dynamics”). Under the terms of the acquisition, we are obligated to make additional earn out payments through 2011 (“contingencies”) based on performance of the acquired business. Earn-out payments to Infusion Dynamics were made in the form of cash for fiscal 2004 and 2005 in the approximate amounts of $405,000 and $544,000, respectively. Because additional consideration is based on the growth of sales, a reasonable estimate of the future payments to be made cannot be determined. When these contingencies are resolved and the consideration is distributable, we will record the fair value of the additional consideration as additional cost of the acquired assets.

We exercised our option to acquire Revivant Corporation (“Revivant”) on October 12, 2004. We paid $15 million in the form of cash and shares of our Common Stock as the initial merger consideration. Additional contingent consideration under the merger agreement is tied to certain clinical developments (milestone payments) and increases in revenue (earn-out payments). On January 4, 2005, we paid $1 million as a milestone payment, in the form of a cash payment of $500,000 and the issuance of 15,188 shares of Common Stock. We may be required to make future milestone payments, estimated to be approximately $12 million, tied to the completion of certain clinical trials of the AutoPulse through 2006. However, based on the inconclusive results reported on the ASPIRE trial, we consider the probability of this milestone being met to be remote. We may also make additional earn-out payments for the years 2006 and 2007 based on the growth of AutoPulse sales. In February 2006, we paid approximately $783,000 in cash and issued 23,800 shares in payment of the 2005 earn-out to the former shareholders of Revivant. Because additional earn-out payments are based on the growth of AutoPulse sales, a reasonable estimate of the potential total purchase price cannot be determined. All payments will generally be a combination of cash and shares of our Common Stock.

We exercised our option to acquire the business of Lifecor, Inc. (“Lifecor”) on March 22, 2006, and acquired the business on April 10, 2006. We assumed Lifecor’s outstanding debt of approximately $6 million (plus an additional $3.0 million owed to us), and certain stated liabilities of approximately $1.3 million. We paid this third party debt in April 2006. Additional consideration will be in the form of earn-out payments to Lifecor based upon future revenue growth of the acquired business over a five-year period. Because additional consideration will be based on the growth of sales over a five-year period, a reasonable estimate of the total acquisition cost cannot be determined.

Debt Instruments and Related Covenants

We maintain a working capital line of credit with a commercial bank. Under this working capital line, we may borrow on a demand basis. Currently, we may borrow up to $12.0 million at an interest rate equal to the bank’s base rate. No borrowings were outstanding on this line during the quarter ended April 2, 2006. There are no covenants related to this line of credit.

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

(000’s omitted)	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Non-Cancelable Operating Lease Obligations	$8,653	$2,036	$3,838	$2,508	$272
Purchase Obligations	162	162	—	—	—

Total Contractual Obligations	$8,815	$2,198	$3,838	$2,508	$272

Purchase obligations include all legally binding contracts that are non-cancelable. Purchase orders or contracts for the purchase of raw materials and other goods and services are not included in the table above. Purchase orders represent authorizations to purchase rather than binding agreements. For the purposes of this table, purchase obligations for purchase of goods and services are defined as agreements that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Our purchase orders are based upon our current inventory needs and are fulfilled by our suppliers within short time periods. We also enter into contracts for outsourced services; however, the obligations under these contracts are not significant and the contracts generally contain clauses allowing for cancellation without significant penalty.

Contractual obligations that are contingent upon the achievement of certain milestones are not included in the table above. These include the milestone payments, tied to the completion of certain clinical trials of the AutoPulse™ Resuscitation System through 2006. These arrangements are not considered contractual obligations until the milestone is met. As of April 2, 2006, assuming all future milestones were met, additional required payments would be approximately $12 million in cash and ZOLL stock. However, based on the inconclusive results reported on the ASPIRE trial, the probability of this milestone being met is considered to be remote.

Contractual obligations that are contingent upon future performance and growth of sales are not included in the table above. These include the additional earn-out payments for the assets of Infusion Dynamics through fiscal 2011; additional earn-out payments for Revivant through fiscal 2007; and the earn-out payments for Lifecor through fiscal 2011. Because all of these earn-out payments are based upon the growth of sales over several years, a reasonable estimate of the future payment obligations cannot be determined.

Hedging Activities

We use forward contracts to reduce our exposure to foreign currency risk due to fluctuations in exchange rates underlying the value of intercompany accounts receivable denominated in foreign currencies as well as forecasted sales to subsidiaries denominated in foreign currencies. We had one forward exchange contract outstanding serving to mitigate foreign currency risk of our Euro intercompany receivables in the notional amount of approximately 3.5 million Euros at April 2, 2006. The contract serves as a hedge of a substantial portion of our Euro-denominated intercompany balances. The fair value of the foreign currency derivative contract outstanding at April 2, 2006 was approximately $4.2 million, resulting in an unrealized loss of $97,000. We had no forward exchange contracts outstanding serving as a hedge of a portion our forecasted sales to our subsidiaries at April 2, 2006.

Net realized gains from foreign currency forward contracts totaled $59,000 during the quarter ended April 2, 2006 and are included in the consolidated statement of income compared to net realized gains of $275,000 for the prior year’s quarter. Any gains or losses on the fair value of the derivative contract would be largely offset by the losses and gains on the underlying transaction. These offsetting gains and losses are not reflected above.

Legal and Regulatory Affairs

In November 2005, a lawsuit was brought against the Company in the U.S. District Court for the Eastern District of Michigan by William S. Parker. Mr. Parker amended his complaint in December 2005 to add two other defibrillator manufacturers as defendants (William S. Parker v. ZOLL Medical Corporation, Medtronic, Inc., and Welch-Allyn, Inc.). Mr. Parker alleges that the manufacture and sale of certain of the Company’s automatic external defibrillators (AEDs) infringe certain claims of U.S. Patent No. 4,588,383, which had expired in 2004. Because the patent expired, the plaintiff cannot seek injunctive relief, but is seeking damages based on a royalty rate. The Company believes that its AED products did not infringe the plaintiff’s expired patent, and is defending itself vigorously in this matter, which is in the early discovery stages. While the Company believes that this litigation should have no material adverse impact on its financial condition, results of operations or cash flow, the litigation process is inherently uncertain, and the Company can make no assurances as to the ultimate outcome of this matter.

In October 2005, a lawsuit was brought against ZOLL Data Systems, Inc., a wholly owned subsidiary of the Company (ZDS), by Adept Computer Solutions, Inc. (Adept) in the U.S. District Court for the District of Colorado (Adept Computer Solutions, Inc. v. ZOLL Data Systems and John Does 1-20). Plaintiff alleges that ZDS incorporated one of the plaintiff’s software products into a ZDS product that was distributed to ZDS customers. Plaintiff claims breach of contract, copyright infringement, trademark violations, and unfair competition. Plaintiff amended its complaint in March 2006 to add claims for alleged violations of the Digital Millennium Copyright Act. The Company is defending itself vigorously in this litigation, and believes that any liability that ZDS may have to the plaintiff in this matter would not have a material adverse impact on its financial condition, results of operations or cash flow. However, the litigation process is inherently uncertain, and the Company can make no assurances as to the ultimate outcome of this matter.

The Company is, from time to time, involved in the normal course of its business in various other legal proceedings, including intellectual property, employment and product liability suits. Although the Company is unable to quantify the exact financial impact of any of these matters, it believes that none of these other currently pending matters will have an outcome material to its financial condition or business.

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

Our sales to customers often include a cardiac resuscitation device, disposable electrodes and other accessories. For the vast majority of our shipments, all deliverables are shipped together. In cases where some elements of a multiple element arrangement are not delivered as of a reporting date, we defer the fair value of the undelivered elements and only recognize the revenue related to the delivered elements in accordance with Emerging Issues Task Force (EITF) 00-21 “Revenue Arrangements with Multiple Deliverables”. Revenues are recorded net of estimated returns. Some sales to customers of our cardiac resuscitation devices may include some data collection software. The cardiac resuscitation device and software product can operate independently of each other and one does not affect the functionality of the other. In cases where both elements are included in a customer’s order but only one has been delivered by the reporting date, we defer the fair value of the undelivered element and recognize the revenue related to the delivered item.

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

In fiscal 2005, we began performance under a “state of readiness” contract awarded by the U.S. government to supply defibrillators on short notice. Based on the award, we received two types of payments from the U.S. government. The first payment of approximately $5 million was to reimburse us for the cost to acquire inventories required to meet potentially short-notice delivery schedules. This payment is carried on our balance sheet as a liability under government contract.

We also received a payment from the U.S. government to compensate us for managing the purchase, build, storage and inventory rotation process. This payment also compensated us for making future production capacity available. The portion of this payment associated with the purchase and build aspects of the contract was recognized on a percentage of completion basis while the portion of the payment for the storage, inventory rotation and facilities charge was recognized ratably over the contract period.

This government contract is for a one-year term, and the U.S. government has four one-year extension options that require the payment of additional fees to us if exercised (the contract is currently in its first extension). These fees are for the storage, inventory rotation and facilities charge and are recognized ratably over the contract period. The U.S. government has two options to acquire defibrillators under this contract. They may buy on a replenishment basis, which means we will record a sale under our normal U.S. government price list and maintain our “state of readiness”, or they may buy on a non-replenishment basis, which will still allow us to obtain normal margins but will reduce our future obligations under this arrangement.

Under a separate contract awarded under the U.S. military’s Patient Movement Initiative (PMI) Program, the Company shipped defibrillators to the U.S. military in 2003. The U.S. military has been a long-time customer of ours, but the PMI Program represented a large, discrete purchase of many additional units. In 2004, we shipped additional defibrillators under the PMI Program and completed performance under this contract.

For those markets for which we sell separately priced extended warranties, revenue is deferred and recognized over the applicable warranty period, based upon the fair value of the contract.

Allowance for Doubtful Accounts / Sales Returns and Allowances / Trade-In Allowances

We maintain an allowance for doubtful accounts for estimated losses, for which related provisions are included in bad-debt expense, resulting from the inability of our customers to make required payments. Specifically identified reserves are charged to selling and marketing expenses. Provisions for general reserves are charged to general and administrative expenses. We determine the adequacy of this allowance by regularly reviewing the aging of our accounts receivable and evaluating individual customer receivables, considering customers’ financial condition, historical experience, communications with the customers, credit history and current economic condition. We also maintain an estimated reserve for potential future product returns and discounts given related to trade-ins and to current period product sales, which is recorded as a reduction of revenue. We analyze the rate of historical returns when evaluating the adequacy of the allowance for sales returns, which is included with the allowance for doubtful accounts on our balance sheet.

As of April 2, 2006 our accounts receivable balance of $45.6 million is reported net of allowances of $6.9 million. We believe our reported allowances at April 2, 2006 are adequate. If the financial conditions of our customers were to deteriorate, however, resulting in their inability to make payments, we might need to record additional allowances, resulting in additional expenses being recorded for the period in which such determination was made.

Although we are not contractually obligated to provide trade-in allowances under existing sales contracts, we may offer such allowances when negotiating new sales arrangements. When pricing sales transactions we contemplate both cash consideration and the net realizable value of any used equipment to be traded in. The trade-in allowance value stated in a sales order may differ from the estimated net realizable value of the underlying equipment. Any excess in the trade-in allowance over the estimated net realizable value of the used equipment represents additional sales discount.

We account for product sales transactions by recording as revenue the total of the cash consideration and the estimated net realizable value of the trade-in equipment. Any difference between the estimated net realizable value of the used equipment and the trade-in allowance granted is recorded as a reduction to revenue at the time of the sale.

Used ZOLL equipment is recorded at the lower of cost or market consistent with Accounting Research Bulletin No. 43 (“ARB 43”). We regularly review our reserves to assure that the balance sheet value associated with our trade-in equipment is properly stated.

If the trade-in equipment is a competitor’s product, we will usually resell the product to a third-party distributor who specializes in sale of used medical equipment, without any refurbishment. We typically do not recognize a profit upon the resale of a competitor’s used equipment, although as a result of the inherent nature of the estimation process, we could recognize either a nominal gain or loss.

Warranty Reserves

Our products are sold with warranty provisions that require us to remedy deficiencies in quality or performance over a specified period of time, usually one year for pre-hospital customers and five years for hospital customers. Revenue is deferred for pre-hospital customers who receive warranties beyond one year. Such revenue is then recognized over the period of extended warranty. We provide for the estimated cost of product warranties at the time product is shipped and revenue is recognized. The costs that we estimate include material, labor, and shipping. While we engage in product quality programs and processes, our warranty obligation is affected by product failure rates, material usage and service delivery costs incurred in correcting a product failure. We believe that our recorded liability of $3.4 million at April 2, 2006 is adequate to cover future costs for the servicing of our products sold through that date and under warranty. If actual product failure rates, material usage or service delivery costs differ from our estimates, revisions to the estimated warranty liability would be required.

Inventory

We value our inventories at the lower of cost or market. Cost is determined by the first-in, first-out (“FIFO”) method, including material, labor and factory overhead.

Inventory on hand may exceed future demand either because the product is outdated, obsolete, or because the amount on hand is in excess of future needs. We provide for the total value of inventories that we determine to be obsolete based on criteria such as customer demand and changing technologies. We estimate excess inventory amounts by reviewing quantities on hand and comparing those quantities to sales forecasts for the next 12 months, identifying historical service usage trends, and matching that usage with the installed base quantities to estimate future needs. At April 2, 2006, our inventory was recorded at net realizable value requiring adjustments of $6.3 million, or 14.8% of our $42.6 million gross inventories.

Goodwill

At April 2, 2006, we had approximately $22 million in goodwill, primarily resulting from our acquisitions of Revivant (approximately $18 million), and Infusion Dynamics (approximately $4 million). In accordance with SFAS 142, Goodwill and Other Intangible Assets, we test our goodwill for impairment at least annually by comparing the fair value of our reporting units to the carrying value of those reporting units. Fair value is determined based on an estimate of the discounted future cash flows expected from the reporting units. The determination of fair value requires significant judgment on the part of management about future revenues, expenses and other assumptions that contribute to the net cash flows of the reporting units. Additionally, we periodically review our goodwill for impairment whenever events or changes in circumstances indicate that an impairment indicator has occurred.

Investments

At April 2, 2006, we had approximately $1.3 million in investments in privately held companies focused in the medical devices industry. These investments are carried at cost. We periodically review our investments to determine if impairment has occurred. Should a significant indicator of impairment exist, we would compare the carrying value to its fair value. If we determine that the carrying value of an investment exceeds its fair value, we record an impairment charge to adjust the carrying value to estimated fair value, if the impairment is deemed other-than-temporary. The estimate of fair value of these investments, and the determination of whether impairment is temporary, requires that management make significant judgments that could affect the timing and amount of any impairment charge recorded.

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

Stock-based Compensation

The Company adopted the provisions of Statement of Financial Accounting Standards 123R, “Share-Based Payment” (“SFAS 123R”), beginning October 2, 2005, using the modified prospective transition method. SFAS 123R requires the Company to measure the cost of employee services in exchange for an award of equity instruments based on the grant-date fair value of the award and to recognize cost over the requisite service period. Under the modified prospective transition method, financial statements for periods prior to the date of adoption are not adjusted for the change in accounting. However, compensation expense is recognized for (a) all share-based payments granted after the effective date under SFAS 123R, and (b) all awards granted under SFAS 123 to employees prior to the effective date that remain unvested on the effective date. The Company recognizes compensation expense on fixed awards with pro rata vesting on a straight-line basis over the vesting period.

Prior to October 2, 2005, the Company used the intrinsic value method to account for stock-based employee compensation under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and therefore the Company did not recognize compensation expense in association with options granted at or above the market price of the Company’s Common Stock at the date of grant.

Refer to Note 4 for further discussion and analysis of the impact of adoption in our statement of operations.

Safe Harbor Statement

Certain statements contained herein constitute “forward-looking statements” as that term is defined under the Private Securities Litigation Reform Act of 1995 (the “Act”) and releases issued by the Securities and Exchange Commission and within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act of 1934. The words “believe,” “expect,” “anticipate,” “intend,” “estimate” and other expressions which are predictions of or indicate future events and trends and which do not relate to historical matters identify forward-looking statements. Particularly, the Company’s expectations regarding its business, operational results, future operational liquidity, contractual obligations and other commercial commitments, and capital requirements are forward-looking statements. Reliance should not be placed on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, which may cause the actual results, performance or achievements of the Company to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements. The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise. Factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements include, but are not limited to, the actions of competitors, the acceptance of our products in their respective markets, and those other risks and uncertainties contained under the heading “Risk Factors” below.

Risk Factors

If We Fail to Compete Successfully in the Future against Existing or Potential Competitors, Our Operating Results May Be Adversely Affected

Our principal global competitors with respect to our entire cardiac resuscitation equipment product line are Medtronic Emergency Response Systems (Medtronic ERS), Royal Philips Electronics (Philips), GE Healthcare, and Cardiac Science, Inc. Medtronic ERS is a subsidiary of Medtronic, Inc., a leading medical technology company and has been the market leader in the defibrillator industry for over twenty years. As a result of Medtronic’s dominant position in this industry, many potential customers have relationships with Medtronic that could make it difficult for us to continue to penetrate the markets for our products. In addition, Medtronic and Philips and other competitors each have significantly greater resources than we do. Accordingly, Medtronic, Philips and other competitors could substantially increase the resources they devote to the development and marketing of products that are competitive with ours. These and other competitors may develop and successfully commercialize medical devices that directly or indirectly accomplish what our products are designed to accomplish in a superior and/or less expensive manner. In addition, although our biphasic waveform technology is unique, our competitors have devised alternative biphasic waveform technology. We have also licensed our biphasic waveform technology to GE Healthcare.

Philips recently introduced a new product called the MRx, which targets the ALS portion of the EMS and hospital market. Prior to introducing this product, they were not actively selling a fully featured product to the professional market. Although we believe the durability of this product is not as rugged as our new E Series, they have selectively used a discounting price strategy to help them sell, particularly in the EMS market. Because Medtronic’s LifePak 12 product, also targeted to the EMS market, has been on the market since 1998, we anticipate that Medtronic may introduce a new product. Although the LifePak 12 is much bigger and heavier than either the M Series or the E Series, there can be no assurance that a new product, should Medtronic decide to introduce one, will not be more competitive.

There are a number of smaller competitors in the United States, which include Cardiac Science Corporation, Welch Allyn, Inc., HeartSine Technology, and Defibtech. Internationally, we face the same competitors as in the United States as well as Nihon Kohden, Corpuls, Schiller, and other local competitors. It is possible the market may embrace these competitors’ products, which could negatively impact our market share.

Additional companies may enter the market. For example, GE Healthcare has announced its intention to enter the hospital market through cooperation with Cardiac Science, Inc. Their success may impair our ability to gain market share.

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

Our Operating Results are Likely to Fluctuate, Which Could Cause Our Stock Price to be Volatile, and the Anticipation of a Volatile Stock Price Can Cause Greater Volatility

Our quarterly and annual operating results have fluctuated and may continue to fluctuate. Various factors have and may continue to affect our operating results, including:

•	high demand for our products, which could disrupt our normal factory utilization and cause shipments to occur in uneven patterns;

•	variations in product orders;

•	timing of new product introductions;

•	temporary disruptions on buying behavior due to changes in technology (e.g. shift to biphasic technology);

•	changes in distribution channels;

•	actions taken by our competitors such as the introduction of new products or the offering of sales incentives;

•	the ability of our sales forces to effectively market our products;

•	supply interruptions from our single-source vendors;

•	temporary manufacturing disruptions;

•	regulatory actions, including actions taken by the FDA or similar agencies; and

•	delays in obtaining domestic or foreign regulatory approvals.

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

We have noticed that as the PAD market has grown, there have been an increasing number of smaller, start-up companies entering the market. In order to gain market share, these companies compete mainly on price. If these companies are able to capture a larger market share with lower prices, this may cause declining prices and negatively affect our operating results. Also, the internet is playing a bigger role in generating sales of AEDs. This could result in lower pricing.

Two of our major competitors have entered the home market. We also sell to the home market and if our plan turns out to be less effective or efficient, we might have difficulty building market share.

We Acquired New Products Such as the AutoPulse, Power Infuser, and LifeVest. If We Are Not Successful in Growing Our Business with These Products, Our Operating Results May Be Affected

We have acquired the AutoPulse, an automated non-invasive cardiac support pump, the Power Infuser, a device that provides highly controlled, rapid delivery of intraveneous (IV) fluids to trauma victims, and the LifeVest, a wearable external defibrillator system. As part of the successful development of the market for these products, where applicable, we must:

•	establish new marketing and sales strategies;

•	identify respected health professionals and organizations to champion the products;

•	work with potential customers to develop new sources of unbudgeted funding;

•	conduct successful clinical trials; and

•	achieve early success for the product in the field.

If we are delayed or fail to achieve these market development initiatives, we may encounter difficulties building our customer base for these products. Sub par results from any of these items, such as inconclusive results from clinical trials, (for example, the ASPIRE trial of the AutoPulse), could cause our operating results to be unfavorably affected.

Our Approach to Our Backlog Might Not Be Successful

We desire to maintain a backlog in order to generate operating efficiencies. If order rates are insufficient to maintain such a backlog, we may be subject to operating inefficiencies.

We May be Required to Implement a Costly Product Recall

In the event that any of our products proves to be defective, we can voluntarily recall, or the Food and Drug Administration (the “FDA”) could require us to redesign or implement a recall of any of our products. Both our larger competitors and we have, on numerous occasions, voluntarily recalled products in the past, and based on this experience, we believe that future recalls could result in significant costs to us and significant adverse publicity, which could harm our ability to market our products in the future. Though it may not be possible to quantify the economic impact of a recall, it could have a material adverse effect on our business, financial condition and results of operations.

Changes in the Healthcare Industry May Require Us to Decrease the Selling Price for Our Products or Could Result in a Reduction in the Size of the Market for Our Products, Each of Which Could Have a Negative Impact on Our Financial Performance

Trends toward managed care, healthcare cost containment, and other changes in government and private sector initiatives in the United States and other countries in which we do business are placing increased emphasis on the delivery of more cost-effective medical therapies, which could adversely affect the sale and/or the prices of our products. For example:

•	major third-party payers of hospital and pre-hospital services, including Medicare, Medicaid and private healthcare insurers, have substantially revised their payment methodologies during the last few years, which has resulted in stricter standards for reimbursement of hospital and pre-hospital charges for certain medical procedures;

•	Medicare, Medicaid and private healthcare insurer cutbacks could create downward price pressure in the cardiac resuscitation pre-hospital market;

•	numerous legislative proposals have been considered that would result in major reforms in the U.S. healthcare system that could have an adverse effect on our business;

•	there has been a consolidation among healthcare facilities and purchasers of medical devices in the United States who prefer to limit the number of suppliers from whom they purchase medical products, and these entities may decide to stop purchasing our products or demand discounts on our prices;

•	there is economic pressure to contain healthcare costs in international markets;

•	there are proposed and existing laws and regulations in domestic and international markets regulating pricing and profitability of companies in the healthcare industry; and

•	there have been initiatives by third party payers to challenge the prices charged for medical products, which could affect our ability to sell products on a competitive basis.

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

Recent Changes in American Heart Association’s Recommended Guidelines May Cause Our Customers to Delay Buying Our Products Resulting in Lower Revenues

In November 2005, the American Heart Association published revised emergency cardiovascular care guidelines. Although these recommended changes do not imply that AEDs designed to conform to earlier guidelines are either unsafe or ineffective, customers may delay implementation of AED programs until trained on the new protocols. Thus customers may delay purchasing our product, which may result in decreased revenues.

General Economic Conditions May Cause Our Customers to Delay Buying Our Products Resulting in Lower Revenues

The national economy of the United States and the global economy are both subject to economic downturns. An economic downturn in any market in which we sell our products may have a significant impact on the ability of our customers, in both the hospital and pre-hospital markets, to secure adequate funding to buy our products or might cause purchasing decisions to be delayed. Any delay in purchasing our products may result in decreased revenues and also allow our competitors additional time to develop products that may have a competitive edge, making future sales of our products more difficult.

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

The degree of market acceptance of any of our products will depend on a number of factors, including:

•	our ability to develop and introduce new products in a timely manner;

•	our ability to successfully implement new product technologies;

•	the market’s readiness to accept new products;

•	the standardization of an automated platform for data management systems;

•	the clinical efficacy of our products and the outcome of clinical trials;

•	the ability to obtain timely regulatory approval for new products; and

•	the prices of our products compared to the prices of our competitors’ products.

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

We May Not be Able to Obtain Appropriate Regulatory Approvals for Our New Products

The manufacture and sale of our products are subject to regulation by numerous governmental authorities, principally the FDA and corresponding state and foreign agencies. The FDA administers the Federal Food, Drug and Cosmetic Act, as amended, and the rules and regulations promulgated thereunder. Some of our products have been classified by the FDA as Class II devices and others, such as our AEDs, have been classified as Class III devices. All of these devices must secure a 510(k) pre-market notification clearance before they can be introduced into the U.S. market. The process of obtaining 510(k) clearance typically takes several months and may involve the submission of limited clinical data supporting assertions that the product is substantially equivalent to an already approved device or to a device that was on the market before the Medical Device Amendments of 1976. Delays in obtaining 510(k) clearance could have an adverse effect on the introduction of future products. Moreover, approvals, if granted, may limit the uses for which a product may be marketed, which could reduce or eliminate the commercial benefit of manufacturing any such product.

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

We are Dependent upon Licensed and Purchased Technology for Upgradeable Features in Our Products, and We May Not Be Able to Renew These Licenses or Purchase Agreements in the Future

We license and purchase technology from third parties for upgradeable features in our products, including a 12 lead analysis program, SPO2, EtCO2, and NIBP technologies. We anticipate that we will need to license and purchase additional technology to remain competitive. We may not be able to renew our existing licenses and purchase agreements or to license and purchase other technologies on commercially reasonable terms or at all. If we are unable to renew our existing licenses and purchase agreements or we are unable to license or purchase new technologies, we may not be able to offer competitive products.

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

Future Changes in Applicable Laws and Regulations Could Have an Adverse Effect on Our Business

Federal, state or foreign governments may change existing laws or regulations or adopt new laws or regulations that regulate our industry. Changes in or adoption of new laws or regulations could result in the following consequences that would have an adverse effect on our business:

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

Our International Sales Expose Our Business to a Variety of Risks That Could Result in Significant Fluctuations in Our Results of Operations

Approximately 30% of our sales for the three months ended April 2, 2006 were made to foreign purchasers and we plan to increase the sale of our products to foreign purchasers in the future. As a result, a significant portion of our sales is and will continue to be subject to the risks of international business, including:

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

We intend to continue to expand our direct sales forces and our marketing support for these sales forces. We intend to continue to expand these areas, but if our sales forces are not effective, or if there is a sudden decrease in the markets where we have direct operations, we could be adversely affected.

We May Fail to Adequately Protect or Enforce Our Intellectual Property Rights or Secure Rights to Third Party Intellectual Property, and Our Competitors Can Use Some of Our Previously Proprietary Technology

Our success will depend in part on our ability to obtain and maintain patent protection for our products, methods, processes and other technologies, to preserve our trade secrets and to operate without infringing the proprietary rights of third parties. We hold approximately 50 U.S. and foreign patents for our various inventions and technologies. Additional patent applications have been filed with the U.S. Patent and Trademark Office and outside the U.S. and are currently pending. The patents that have been granted to us are for a definitive period of time and will expire. We have filed certain corresponding foreign patent applications and intend to file additional foreign and U.S. patent applications as appropriate. We cannot be assured as to:

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

There is substantial litigation regarding patent and other intellectual property rights in the medical device industry, some of which involves the Company. Litigation or administrative proceedings, including interference proceedings before the U.S. Patent and Trademark Office, related to intellectual property rights have been and in the future could be brought against us or be initiated by us. The Company and several other defibrillator manufacturers are currently defendants in a patent infringement case (see Part II, Item 1 of this quarterly report on Form 10-Q). The Company recently was awarded summary judgement in another patent infringement case. Adverse determinations in any patent litigation could subject us to significant liabilities to third parties, could require us to seek licenses from third parties and could, if licenses are not available, prevent us from manufacturing, selling or using certain of our products, some of which could have a material adverse effect on the Company. In addition, the costs of any such proceedings may be substantial whether or not we are successful.

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

We May Acquire Other Businesses, and We May Have Difficulty Integrating These Businesses or Generating an Acceptable Return from Acquisitions

We acquired Infusion Dynamics, Revivant (now ZOLL Circulation, Inc.) and Lifecor (now ZOLL Lifecor Corporation), and we may acquire other companies or make strategic purchases of interests in other companies related to our business in order to grow, add product lines, acquire customers or otherwise attempt to gain a competitive advantage in new or existing markets. Such acquisitions and investments may involve the following risks:

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

Intangibles and Goodwill We Currently Carry on Our Balance Sheet May Become Impaired.

At April 2, 2006, we had approximately $43.5 million of goodwill and intangible assets on our balance sheet. These assets are subject to impairment if the cash flow that we generate from these assets specifically, or our business more broadly, are insufficient to justify the carrying value of the assets. Factors affecting our ability to generate cash flow from these assets include, but are not limited to, general market conditions, product acceptance, pricing and competition, distribution, costs of production and operations.

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

We have international subsidiaries in Canada, the United Kingdom, the Netherlands, France, Germany, Austria, Australia, and New Zealand. These subsidiaries transact business in their functional or local currency. Therefore, we are exposed to foreign currency exchange risks and fluctuations in foreign currencies, along with economic and political instability in the foreign countries in which we operate, all of which could adversely impact our results of operations and financial condition.

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

We had one forward exchange contract outstanding serving as a hedge of our Euro intercompany receivables in the notional amount of approximately 3.5 million Euros at April 2, 2006. The contract serves as a hedge of a substantial portion of our Euro-denominated intercompany balances. The fair value of the foreign currency derivative contract outstanding at April 2, 2006 was approximately $4.2 million, resulting in an unrealized loss of $97,000. A sensitivity analysis of a change in the fair value of the Euro derivative foreign exchange contract outstanding at April 2, 2006 indicates that, if the U.S. dollar weakened by 10% against the Euro, the fair value of this contract would decrease by $424,000 resulting in a total loss on the contract of $521,000. Conversely, if the U.S. dollar strengthened by 10% against the Euro, the fair value of this contract would increase by $386,000 resulting in a total gain on the contract of $290,000. Any gains and losses on the fair value of the derivative contract would be largely offset by losses and gains on the underlying transaction. These offsetting gains and losses are not reflected in the analysis above.

Intercompany Receivable Hedge

Exchange Rate Sensitivity: April 2, 2006

(Amounts in $)

	Expected Maturity Dates						Total	Unrealized Loss
	2006	2007	2008	2009	2010	Thereafter
Forward Exchange Agreements (Receive $/Pay Euro) Contract Amount	$4,146,000						$4,146,000	$97,000
Average Contract Exchange Rate	1.1845	—	—	—	—	—	1.1845

We had no forward exchange contracts outstanding serving as a hedge of a portion our forecasted sales to our subsidiaries at April 2, 2006.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of April 2, 2006, the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures are effective.

Changes in Internal Controls Over Financial Reporting

There have been no significant changes in the Company’s internal controls over financial reporting that occurred during the quarter ended April 2, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

In November 2005, a lawsuit was brought against the Company in the U.S. District Court for the Eastern District of Michigan by William S. Parker. Mr. Parker amended his complaint in December 2005 to add two other defibrillator manufacturers as defendants (William S. Parker v. ZOLL Medical Corporation, Medtronic, Inc., and Welch-Allyn, Inc.). Mr. Parker alleges that the manufacture and sale of certain of the Company’s automatic external defibrillators (AEDs) infringe certain claims of U.S. Patent No. 4,588,383, which had expired in 2004. Because the patent expired, the plaintiff cannot seek injunctive relief, but is seeking damages based on a royalty rate. The Company believes that its AED products did not infringe the plaintiff’s expired patent, and is defending itself vigorously in this matter, which is in the early discovery stages. While the Company believes that this litigation should have no material adverse impact on its financial condition, results of operations or cash flow, the litigation process is inherently uncertain, and the Company can make no assurances as to the ultimate outcome of this matter.

In October 2005, a lawsuit was brought against ZOLL Data Systems, Inc., a wholly owned subsidiary of the Company (ZDS), by Adept Computer Solutions, Inc. (Adept) in the U.S. District Court for the District of Colorado (Adept Computer Solutions, Inc. v. ZOLL Data Systems and John Does 1-20). Plaintiff alleges that ZDS incorporated one of the plaintiff’s software products into a ZDS product that was distributed to ZDS customers. Plaintiff claims breach of contract, copyright infringement, trademark violations, and unfair competition. Plaintiff amended its complaint in March 2006 to add claims of alleged violations of the Digital Millennium Copyright Act. The Company is defending itself vigorously in this litigation, and believes that any liability that ZDS may have to the plaintiff in this matter would not have a material adverse impact on its financial condition, results of operations or cash flow. However, the litigation process is inherently uncertain, and the Company can make no assurances as to the ultimate outcome of this matter.

The Company is, from time to time, involved in the normal course of its business in various other legal proceedings, including intellectual property, employment and product liability suits. Although the Company is unable to quantify the exact financial impact of any of these matters, it believes that none of these other currently pending matters will have an outcome material to its financial condition or business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In February 2006, as additional contingent consideration in connection with the Company’s 2004 acquisition of Revivant Corporation (Revivant), the Company issued 23,800 shares of common stock, par value $0.02 per share, to former stockholders of Revivant in reliance on the exemption from registration provided by Rule 506 of Regulation D promulgated under the Securities Act of 1933, as amended.

Item 4. Submission of Matters to a Vote of Security Holders

The Company’s 2006 Annual Meeting of Stockholders was held on January 25, 2006. As of the December 9, 2005 record date, 9,599,159 shares of common stock were outstanding and entitled to vote, and a total of 8,731,950 shares of common stock were voted at the meeting.

Messrs. Thomas M. Claflin, II and Richard A. Packer were reelected as Class II Directors for a three-year term. Votes were cast for the nominees as follows:

	For	Withheld
Mr. Claflin	6,566,467	2,165,483
Mr. Packer	6,744,749	1,987,201

The terms of office of the following Class I Directors and Class III Directors continued after the meeting:

Class I Directors (terms expire in 2008)

Daniel M. Mulvena

Benson F. Smith

Class III Directors (terms expire in 2007)

James W. Biondi

Robert J. Halliday

The other matters submitted for stockholder approval at the 2006 Annual Meeting of Stockholders were (i) the approval of certain amendments to the Company’s Amended and Restated 2001 Stock Incentive Plan; (ii) the adoption of the Company’s 2006 Non-Employee Director Stock Option Plan; and (iii) the ratification of the selection of Ernst & Young LLP as the Company’s independent registered public accounting firm for 2006. The following votes were cast in connection with these matters:

(i)	Approval of certain amendments to the Company’s Amended and Restated 2001 Stock Incentive Plan.

For	5,046,518
Against	1,889,509
Abstain	215,560
Broker Non-Vote	1,580,363

(ii)	Adoption of the Company’s 2006 Non-Employee Director Stock Option Plan.

For	5,673,006
Against	1,262,497
Abstain	216,084
Broker Non-Vote	1,580,363

(iii)	Ratification of the selection of Ernst & Young LLP as the Company’s independent registered public accounting firm for 2006.

For	8,015,205
Against	713,769
Abstain	2,476

Item 5. Other Information

(a)	Not applicable.

(b)	During the period covered by this report, there were no changes to the procedures by which security holders may recommend nominees to the Board of Directors.

Item 6. Exhibits

1. Exhibit 10.1 – License and Supply Agreement between ZOLL Medical Corporation and Lifecor, Inc. dated March 29, 2004.

2. Exhibit 31.1 – Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

3. Exhibit 31.2 – Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

4. Exhibit 32.1* – Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

6. Exhibit 32.2* – Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	This certification shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, nor shall it be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 12, 2006.

ZOLL MEDICAL CORPORATION

Date: May 12, 2006	By:	/s/ Richard A. Packer
Richard A. Packer,
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: May 12, 2006	By:	/s/ A. Ernest Whiton
A. Ernest Whiton,
Vice President of Administration and Chief Financial Officer
(Principal Financial and Accounting Officer)