Form 10-Q
period 2006-07-02
ZOLL MEDICAL CORP
filed 2006-08-11
CIK 887568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the three month period from April 3, 2006 to July 2, 2006.

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

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

Class	Outstanding at August 1, 2006
Common Stock, $0.02 par value	9,656,391

This document consists of 34 pages.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ZOLL MEDICAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(000’s omitted, except per share data)

(Unaudited)

	July 2, 2006	October 2, 2005
ASSETS
Current assets:
Cash and cash equivalents	$39,193	$36,270
Short-term investments	18,158	14,553
Accounts receivable, less allowance of $6,970 at July 2, 2006, and $5,555 at October 2, 2005	50,043	47,733
Inventories:
Raw materials	17,949	15,993
Work-in-process	5,124	6,848
Finished goods	14,005	15,796

	37,078	38,637
Prepaid expenses and other current assets	7,895	8,055

Total current assets	152,367	145,248
Property and equipment, at cost:
Land, building and building improvements	1,170	1,159
Machinery and equipment	53,821	43,938
Construction in progress	4,992	3,796
Tooling	11,414	10,415
Furniture and fixtures	3,114	2,981
Leasehold improvements	5,149	4,475

	79,660	66,764
Less: accumulated depreciation	52,640	43,272

Net property and equipment	27,020	23,492

Investments	1,310	1,250
Notes receivable	868	2,443
Goodwill	23,602	21,594
Patents, net	13,612	12,207
Deferred tax asset	3,124	3,124
Intangibles and other assets, net	11,784	10,178

	$233,687	$219,536

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,550	$9,020
Deferred revenue	11,131	9,332
Accrued expenses and other liabilities	22,278	19,756

Total current liabilities	45,959	38,108
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, authorized 1,000 shares, none issued and outstanding Common stock, $0.02 par value, authorized 19,000 shares, 9,656 and 9,599 issued and outstanding at July 2, 2006 and October 2, 2005, respectively	193	192
Capital in excess of par value	116,282	115,515
Accumulated other comprehensive loss	(3,316)	(3,104)
Retained earnings	74,569	68,825

Total stockholders’ equity	187,728	181,428

	$233,687	$219,536

See notes to unaudited consolidated financial statements.

ZOLL MEDICAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(000’s omitted, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	July 2, 2006	July 3, 2005	July 2, 2006	July 3, 2005
Net sales	$64,267	$51,093	$176,560	$154,213
Cost of goods sold	27,978	21,660	77,649	66,680

Gross profit	36,289	29,433	98,911	87,533
Expenses:
Selling and marketing	20,523	18,826	58,374	57,473
General and administrative	6,383	4,612	16,252	13,509
Research and development	6,050	5,824	16,795	17,472

Total expenses	32,956	29,262	91,421	88,454

Income (loss) from operations	3,333	171	7,490	(921)
Investment and other income	634	79	1,347	411

Income (loss) before income taxes	3,967	250	8,837	(510)
Provision (benefit) for income taxes	1,437	118	3,093	(235)

Net income (loss)	$2,530	$132	$5,744	$(275)

Basic earnings (loss) per common share	$0.26	$0.01	$0.60	$(0.03)

Weighted average common shares outstanding	9,632	9,576	9,626	9,557
Diluted earnings (loss) per common and common equivalent share	$0.26	$0.01	$0.59	$(0.03)

Weighted average common and common equivalent shares outstanding	9,719	9,632	9,704	9,557

See notes to unaudited consolidated financial statements.

ZOLL MEDICAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(000’s omitted)

(Unaudited)

	Nine Months Ended
	July 2, 2006	July 3, 2005
OPERATING ACTIVITIES:
Net income (loss)	$5,744	$(275)
Charges not affecting cash:
Depreciation and amortization	8,632	8,148
Writeoff of investment in AED@Home	—	324
Stock-based compensation expense	467	—
Tax benefit from the exercise of stock options	—	106
Unrealized (gain)/loss from hedging activities	—	(18)
Changes in current assets and liabilities:
Accounts receivable	(1,137)	10,908
Inventories	1,199	(10,649)
Prepaid expenses and other current assets	291	256
Accounts payable, deferred revenue and accrued expenses	8,237	(3,352)

Cash provided by operating activities	23,433	5,448
INVESTING ACTIVITIES:
Purchases of marketable securities	(27,255)	(2,390)
Sales of marketable securities	23,650	14,079
Additions to property and equipment	(7,929)	(5,901)
Disposals of property and equipment		268
Payments for acquisitions, net of cash acquired	(7,045)	(8,020)
Milestone payment related to prior year acquisition	(1,327)	(405)
Other assets, net	(1,187)	(780)

Cash used for investing activities	(21,093)	(3,149)
FINANCING ACTIVITIES:
Exercise of stock options	263	425

Cash provided by financing activities	263	425
Effect of exchange rates on cash and cash equivalents	320	(200)

Net increase in cash and cash equivalents	2,923	2,524
Cash and cash equivalents at beginning of period	36,270	40,685

Cash and cash equivalents at end of period	$39,193	$43,209

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period:
Income taxes	$1,311	$1,163
Non-cash activity during the period:
Common stock issued at fair value for acquisition of Revivant	$625	$8,179
Forgiveness of debt upon acquisition of Lifecor	$2,729	$—

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

2. Segment and Geographic Information

Segment information: The Company operates in a single business segment: the design, manufacture and marketing of a range of non-invasive resuscitation devices and software solutions. These devices and software help healthcare professionals, emergency medical service providers, and first responders diagnose and treat victims of trauma, as well as sudden cardiac arrest. In order to make operating and strategic decisions, ZOLL’s chief executive officer (the “chief operating decision maker”) evaluates revenue performance based on the worldwide revenues of four customer/product categories but, due to shared infrastructures, profitability is based on an enterprise-wide measure. These customer/product categories consist of (1) the sale of resuscitation devices and accessories to the North American hospital market including the military marketplace, (2) the sale of the same items and data collection management software to the North American pre-hospital market, (3) the sale of disposable/other products in North America, and (4) the sale of resuscitation devices, accessories, disposable electrodes and data collection management software to the international market.

Net sales by customer/product categories were as follows:

	Three Months Ended		Nine Months Ended
(000’s omitted)	July 2, 2006	July 3, 2005	July 2, 2006	July 3, 2005
Hospital Market - North America	$20,742	$17,367	$55,046	$48,188
Pre-hospital Market - North America	23,011	17,032	65,519	52,968
Other - North America	4,925	5,040	14,449	14,734
International Market	15,589	11,654	41,546	38,323

	$64,267	$51,093	$176,560	$154,213

The Company reports assets on a consolidated basis to the chief operating decision maker.

Geographic information: Net sales by major geographical area, determined on the basis of destination of the goods, are as follows:

	Three Months Ended		Nine Months Ended
(000’s omitted)	July 2, 2006	July 3, 2005	July 2, 2006	July 3, 2005
United States	$46,749	$37,875	$126,395	$109,542
Foreign	17,518	13,218	50,165	44,671

	$64,267	$51,093	$176,560	$154,213

No individual foreign country represented 10% or more of our revenues for the three months and nine months ended July 2, 2006 and July 3, 2005.

3. Comprehensive Income

The Company computes comprehensive income in accordance with Statement of Financial Accounting Standards No. 130 (“SFAS 130”) “Reporting Comprehensive Income.” SFAS 130 establishes standards for the reporting and display of comprehensive income and its components in financial statements. Other comprehensive income, as defined, includes all changes in equity during a period from non-owner sources, such as unrealized gains and losses on available-for-sale securities, foreign currency translation and the changes in fair value of the effective portion of our outstanding cash flow hedge contracts. Total comprehensive income for the three and nine months ended July 2, 2006 and July 3, 2005, was as follows:

	Three Months Ended		Nine Months Ended
(000’s omitted)	July 2, 2006	July 3, 2005	July 2, 2006	July 3, 2005
Net income (loss)	$2,530	$132	$5,744	$(275)
Unrealized gain (loss) on available-for-sales securities, net of tax	3	(12)	94	(72)
Foreign currency translation adjustment	234	(524)	(306)	(1,173)
Net unrealized gain on cash flow hedges	—	—	—	18

Total comprehensive income (loss)	$2,767	$(404)	$5,532	$(1,502)

4. Stock Option Plans

At July 2, 2006, the Company had two active stock-based compensation plans under which stock-based grants may be issued, and two other stock-based compensation plans under which grants are no longer being made. No further grants are being made under the Company’s 1992 Stock Option Plan (“1992 Plan”) and 1996 Non-Employee Directors’ Stock Option Plan (“1996 Plan”), and option grants remain outstanding under both such plans. The Company’s active plans are the Amended and Restated 2001 Stock Incentive Plan (“2001 Plan”) and the 2006 Non-Employee Director Stock Option Plan (“2006 Plan”).

On November 15, 2005, the Board of Directors authorized, subject to the approval of the stockholders at the 2006 Annual Meeting held on January 25, 2006, (i) an additional 315,000 shares available for issuance (for a total authorized of 1,260,000 shares) pursuant to nonqualified stock options to be granted from time to time under the 2001 Plan, plus 60,000 shares to be issued as restricted Common Stock from time to time under the 2001 Plan; and (ii) the adoption of the 2006 Plan, with 55,000 shares authorized for issuance, to replace the existing 1996 Plan, which expired in April 2006. Both proposals were approved by the Company’s stockholders at the 2006 Annual Meeting.

Stock options outstanding under the 1992 Plan, the 1996 Plan, the 2001 Plan, and the 2006 Plan generally vest over a four-year period and have exercise prices equal to the fair market value of the Common Stock at the date of grant. All options have a 10-year term. All options issued under the 2001 Plan and 2006 Plan must have an exercise price no less than fair market value on the date of grant. Restricted Common Stock grants to be made under the 2001 Plan will generally vest over a four-year period.

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

As a result of adopting SFAS 123(R), stock-based compensation charges during the three and nine months ended July 2, 2006 totaled approximately $207,000 and $475,000, respectively. As a result of adopting SFAS 123(R), earnings before income taxes for the three and nine months ended July 2, 2006 decreased by $190,000 and $436,000, respectively. Net earnings decreased by $115,000 and $262,000 for the three and nine month period ended July 2, 2006, respectively, or $0.01 and $0.03 per diluted share, respectively. These results reflect stock compensation expense of $190,000 and tax benefits of $76,000 for the three month period, and stock compensation expense of $436,000 and tax benefits of $175,000 for the nine month period. Total stock-based compensation expense capitalized as part of inventory for the three and nine month period was approximately $17,000 and $39,000, respectively.

The following table presents a reconciliation of reported net income (loss) and per share information to pro forma net loss and per share information that would have been reported if the fair value method had been used to account for stock-based employee compensation last year. The estimated fair value of each option is calculated using the Black-Scholes option-pricing model:

(000’s omitted, except per share data)	Three Months Ended July 3, 2005	Nine Months Ended July 3, 2005
Net income (loss)-as reported	$132	$(275)
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(591)	(1,858)

Net loss-pro forma	$(459)	$(2,133)

Earnings (loss) per share:
Basic – as reported	$0.01	$(0.03)

Basic – pro forma	$(0.05)	$(0.22)

Diluted – as reported	$0.01	$(0.03)

Diluted – pro forma	$(0.05)	$(0.22)

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions for the nine months ended July 2, 2006 and July 3, 2005:

	2006	2005
Dividend yield	0%	0%
Expected volatility	47.8%	66.4%
Risk-free interest rate	4.51%	3.82%
Expected lives (years)	6.25	5.00

Historical Company information was the primary basis for the expected volatility assumption. The Company was unable to use historical information to estimate the expected lives and therefore used the “simplified” method as prescribed by the SEC’s Staff Accounting Bulletin No. 107. Forfeiture rates used for executives and non-executives, based on historical information, ranged from 5% to 25%.

Changes in outstanding stock options for the nine months ended July 2, 2006, were as follows:

	Number of Stock Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term in Years	Aggregate Intrinsic Value ($000’s)
Outstanding at October 2, 2005	1,262,952	$33.77
Granted	211,000	23.29
Exercised	(14,582)	18.08
Forfeited	(92,923)	31.72

Outstanding at July 2, 2006	1,366,447	$30.39	6.17	$5,838

Exercisable at July 2, 2006	1,122,041	$31.88	5.47	$3,596

Vested and expected to vest at July 2, 2006	1,266,205	$30.35	6.26	$5,589

At July 2, 2006, there was approximately $3.1 million of unrecognized compensation cost related to non-vested awards, which we expect to recognize over a weighted-average period of 3.34 years.

The weighted-average grant-date fair value of options granted (estimated using the Black-Scholes option-pricing model) was $12.22 for the nine months ended July 2, 2006, and $17.39 for the nine months ended July 3, 2005. Total intrinsic value of options exercised for the nine months ended July 2, 2006 and July 3, 2005 was $154,000 and $504,000, respectively. It is the Company’s policy to issue new shares upon the exercise of options.

The following table summarizes the status of unvested restricted stock awards as of July 2, 2006 as well as changes during the three months ended July 2, 2006:

	Shares	Weighted-Average Fair Value
Unvested at April 2, 2006	—	$—
Granted	19,050	26.47
Vested	—	—
Forfeited	—	—

Unvested at July 2, 2006	19,050	$26.47

5. Earnings per Share

The shares used for calculating basic earnings per common share were the weighted average shares of Common Stock outstanding during the period and the shares used for calculating diluted earnings per common share were the weighted average shares of Common Stock outstanding during the period plus the dilutive effect of stock options.

	Three Months Ended		Nine Months Ended
(000’s omitted)	July 2, 2006	July 3, 2005	July 2, 2006	July 3, 2005
Average shares outstanding for basic earnings per share	9,632	9,576	9,626	9,557
Dilutive effect of stock options and restricted stock grants	87	56	78	0

Average shares outstanding for diluted earnings per share	9,719	9,632	9,704	9,557

Average shares outstanding for diluted earnings per share does not include options to purchase 1,179,737 shares of Common Stock for the three months and nine months ended July 2, 2006 as their effect would have been antidilutive. For the three months ended July 3, 2005, average shares outstanding for diluted earnings per share does not include options to purchase 1,091,875 shares of Common Stock as their effect would have been antidilutive. During the nine months ended July 3, 2005, the effect of stock options was excluded from the calculation of diluted earnings per share because their inclusion would have been antidilutive due to the net loss incurred.

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

The Company uses foreign currency forward contracts to manage its currency transaction exposures with intercompany receivables denominated in foreign currencies. These currency forward contracts are not designated as cash flow, fair value or net investment hedges under Statement of Financial Accounting Standards No. 133 (“SFAS 133”), “Accounting for Derivative Instruments and Hedging Activities” and, therefore, are marked to market with changes in fair value recorded to earnings. These derivative instruments do not subject the Company’s earnings or cash flows to material risk since gains and losses on those derivatives offset losses and gains on the assets and liabilities being hedged. These derivative instruments are entered into for periods consistent with the currency transaction exposures, generally three months.

The Company had one foreign currency forward contract outstanding at July 2, 2006, serving to mitigate the foreign currency risk of a substantial portion of our Euro-denominated intercompany balances, in the notional amount of approximately 3 million Euros. The net settlement amount of these contracts at July 2, 2006 is an unrealized loss of approximately $172,000 which is included in earnings.

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

At July 2, 2006, the Company had no outstanding foreign currency forward contracts serving as cash flow hedges.

Net realized losses from foreign currency forward contracts totaled $105,000 during the quarter ended July 2, 2006 and are included in the consolidated statement of operations within “investment and other income”, compared to net realized gains of $421,000 for the prior year’s quarter.

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

Product warranty activity for the nine months ended July 2, 2006 and July 3, 2005 are as follows:

(000’s omitted)	Beginning Balance	Accruals for Warranties Issued During the Period	Decrease to Preexisting Warranties	Ending Balance
July 2, 2006	$3,263	$902	$542	$3,623
July 3, 2005	$2,679	$819	$373	$3,125

8. Acquisitions

In March 2006, the Company exercised its option to acquire the assets of Lifecor, Inc. (“Lifecor”; now ZOLL Lifecor Corporation), a privately owned medical equipment company that designs, manufactures and markets a wearable external defibrillator system (“LifeVest”). In April 2006, the Company closed on the acquisition of the assets of Lifecor. The Company believes that the acquisition presents an opportunity to expand our presence in the resuscitation market because the LifeVest provides patients with the benefit of unhindered mobility. As a result of the transaction, ZOLL acquired Lifecor’s assets and business, assumed Lifecor’s outstanding debt (which included the forgiveness of approximately $3 million of debt owed to ZOLL), and also assumed certain stated liabilities, for a total consideration of approximately $10 million. Additional consideration will be in the form of earn-out payments to Lifecor based upon future revenue growth over certain stipulated threshold amounts of the acquired business over a five-year period through fiscal 2011. Beginning April 3, 2006, the results of operations of Lifecor are included in the consolidated income statement of the Company. In connection with the acquisition of Lifecor, a manufacturing agreement was terminated. The terms of the agreement were deemed to be at fair value, and therefore no gain or loss was recognized.

The following is a summary of the Company’s preliminary estimate of the estimated fair values of the assets acquired and liabilities assumed at the date of the acquisition. The Company has engaged a third party to appraise the fair value of the acquired intangible assets. The results of the appraisal are preliminary at this time. The final results of the appraisal may differ from the preliminary estimate of the fair value of the acquired tangible and intangible assets. The Company will finalize the purchase price allocation upon receiving the final appraisal report and other relevant information relating to the acquisition. The final purchase price allocation may be significantly different than the Company’s preliminary estimate as presented below.

(000’s omitted)
Assets:
Current assets	$2,052
Property and equipment	2,468
Goodwill	1,963
Intangible assets subject to amortization (estimated 9 year weighted-average useful life):	5,400

Total assets acquired	11,883

Liabilities:
Current liabilities	2,288
Deferred revenue	417
Debt assumed	7,888

Total liabilities assumed	10,593

Net assets acquired	$1,290

The $2.0 million of goodwill will be assigned to our only reportable segment which is the design, manufacture and marketing of an integrated line of proprietary non-invasive cardiac resuscitation devices, and systems used for emergency resuscitation of cardiac arrest victims. All of the goodwill is expected to be deductible for income tax purposes.

Supplemental Pro Forma Information

The unaudited pro forma combined condensed statements of income for the period ended July 2, 2006 give effect to the acquisition of Lifecor as if the acquisition had occurred at the beginning of the period, April 3, 2006, and the beginning of the year, October 3, 2005, as well as the corresponding periods in the prior year after giving effect to certain adjustments, including amortization of the intangibles subject to amortization and related income taxes.

The unaudited pro forma combined condensed statements of income are not necessarily indicative of the financial results that would have occurred if the Lifecor acquisition had been consummated on April 4, 2005 or October 4, 2004, nor are they necessarily indicative of the financial results which may be attained in the future.

The pro forma statement of income is based upon available information and upon certain assumptions that the Company’s management believes are reasonable. The Lifecor acquisition is being accounted for using the purchase method of accounting. The allocation of the purchase price is preliminary. Final amounts could differ from those reflected in the pro forma statement of income, and such differences could be significant.

(000’s omitted)	Three Months Ended		Nine Months Ended
	July 2, 2006	July 3, 2005	July 2, 2006	July 3, 2005
Net sales	$64,267	$52,295	$180,742	$157,366
Net income	$2,530	$(380)	$4,781	$(2,121)
Net income per common share
Basic	$0.26	$(0.04)	$0.50	$(0.22)
Diluted	$0.26	$(0.04)	$0.49	$(0.22)

Certain of the Company’s business combinations involve the payment of contingent consideration. The October 2004 acquisition of Revivant Corporation (now ZOLL Circulation, Inc.) provided for milestone payments, tied to the completion of certain clinical trials of the AutoPulse™ Resuscitation System through 2006. These arrangements are not considered contractual obligations until the milestone is met. During the second quarter of fiscal 2005, the Company made a milestone payment of $1 million, related to the publication of clinical data, in the form of $500,000 in cash and 15,188 shares of the Company’s Common Stock. As of July 2, 2006, assuming all future milestones were met, additional required payments would be approximately $12 million in cash and Common Stock. However, based on the results reported on a trial that was discontinued in 2005 (the ASPIRE trial), the probability of further milestones being met is considered to be remote.

The terms of the acquisition of Revivant, as well as the terms of the March 2004 acquisition of the assets of Infusion Dynamics, Inc. (“Infusion Dynamics”), and the April 2006 acquisition of the assets of Lifecor, provide for possible annual earn-out payments based upon revenue growth over a multi-year period. Such payments may be due with respect to Revivant through fiscal 2007 and with respect to Infusion Dynamics and Lifecor through fiscal 2011. Because all of these prospective earn-out payments will be based upon revenue growth over several years, a reasonable estimate of the future payment obligations cannot be determined. Annual earn-out payments to Infusion Dynamics, in the form of cash, for fiscal 2004 and 2005 were approximately $405,000 and $544,000, respectively. The Company also has paid approximately $1.6 million in earn-out payments for fiscal 2005 to the former shareholders of Revivant, approximately $783,000 in the form of cash and 23,800 shares of the Company’s Common Stock.

9. Intangibles and Other Assets

Intangibles and other assets consist of:

(000’s omitted)	Weighted Average Life	July 2, 2006		October 2, 2005
		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Prepaid license fees	20 years	$10,166	$1,654	$10,071	$1,349
Patents	10 years	16,636	3,024	14,024	1,817
Other assets	—	4,917	1,645	3,003	1,547

		$31,719	$6,323	$27,098	$4,713

As noted in Note 8 above, the Company exercised its option to acquire the assets of Lifecor. As part of purchase accounting, the option to acquire Lifecor, valued at $1.3 million, previously classified within “intangibles and other assets” on the balance sheet, has been reclassified to goodwill. Based on the preliminary valuation, $2.3 million was assigned to developed technology which is classified within “patents, net” on the balance sheet and $3.1 million was assigned to doctor relationships which is classified within “intangibles and other assets” on the balance sheet.

Amortization of acquired intangibles for the three months ended July 2, 2006 and July 3, 2005 was approximately $580,000 and $302,000, respectively, and is included in operating expenses in the consolidated income statement. For the nine months ended July 2, 2006 and July 3, 2005, amortization of acquired intangibles was approximately $1,380,000 and $906,000, respectively, and is included within general and administrative expenses in the consolidated income statement.

10. Income Taxes

The Company’s effective tax rate for the three months ended July 2, 2006 was a tax provision of 36% as compared to a tax provision of 47% for the same period in fiscal 2005. The current quarter effective tax rate reflects the expiration of the research and development credit at the end of 2005 and the current phase-out of the extraterritorial income exclusion. The prior year third quarter tax rate reflected a change in the year-to-date tax rate reflecting lower than expected annual earnings. This adjustment to the tax rate in a quarter with nominal earnings distorted the effective tax rate for the period.

Our effective tax rate for the nine months ended July 2, 2006, was a tax provision of 35% as compared to a tax benefit of 46% for the same period in fiscal 2005. The difference in the effective tax rate is mainly due to a discrete $130,000 U.S. research and development tax credit which was enacted during the quarter ended January 2, 2005 as part of the American Jobs Creation Act. This discrete credit, when applied to a period with a taxable loss, resulted in a higher effective tax rate.

11. Legal Proceedings

The patent infringement lawsuit brought by William S. Parker against the Company, reported in the Company’s quarterly report on Form 10-Q for the quarter ended April 2, 2006, has been settled. The terms of the settlement, which are confidential, impose no limitations or restrictions on the Company or its business, and did not have a material impact on the Company’s financial condition, results of operations or cash flow.

The Company is, from time to time, involved in the normal course of its business in various other legal proceedings, including contract, intellectual property, employment and product liability suits. Although the Company is unable to quantify the exact financial impact of any of these matters, it believes that none of the currently pending proceedings will have an outcome material to its financial condition or business.

12. Recent Accounting Pronouncements

In July 2006, the FASB issued FIN 48 “Accounting for Uncertainty in Income Taxes.” This interpretation requires that we recognize in our financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006 (beginning of our 2008 fiscal year), with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We are currently evaluating the impact of adopting FIN 48 on our financial statements.

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

We intend for this discussion and analysis to provide you with information that will assist you in understanding our consolidated financial statements. Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. This discussion and analysis should be read in conjunction with our consolidated financial statements as of July 2, 2006 and for the quarter and nine-month periods then ended, and the notes thereto.

Three Months Ended July 2, 2006 Compared To Three Months Ended July 3, 2005

Sales

Net sales by customer/product categories are as follows:

(000’s omitted)	July 2, 2006	July 3, 2005	% Change
Devices and Accessories to the Hospital Market-North America	$20,742	$17,367	19%
Devices, Accessories, and Data Management Software to the Pre-hospital Market-North America	23,011	17,032	35%
Other Products to North America	4,925	5,040	(2)%

Subtotal North America	48,678	39,439	23%
All Products to the International Market	15,589	11,654	34%

Net Sales	$64,267	$51,093	26%

Net sales increased 26% for the three months ended July 2, 2006, compared to the prior-year quarter.

Sales to the North American hospital market increased approximately $3.4 million, or 19%, compared to the same quarter in the prior year. This increase reflects an increase in U.S. military sales of approximately $3.7 million. The increase in military revenues reflects the receipt and shipment of two additional non-contractual military orders totaling approximately $5 million for which we had no forward visibility.

Sales to the North American pre-hospital market increased approximately $6.0 million, or 35%, compared to the same period a year ago. The North American pre-hospital market includes the results of Lifecor which were not included in the comparable period in the prior year. The growth in the North American pre-hospital market also includes increased shipments of professional defibrillators. The increase in professional defibrillator revenue was predominantly driven by volume and, to a lesser extent, price resulting from sales of the higher-priced E Series, which began shipping in September 2005. E Series sales exceeded 50% of professional defibrillator shipments during the quarter. The total increase attributable to Lifecor and higher professional defibrillator sales accounted for approximately 75% of the increase in pre-hospital shipments. The bulk of the remaining increase is attributable to AED sales.

Total sales of our AED Plus product in all markets increased $2.6 million, or 38%, to $9.5 million compared to the same period in the prior year. However, there were approximately $2 million of AED orders that could not be produced and shipped in the prior-year comparable quarter. Had these units shipped in the prior year quarter, current quarter growth would have been in the high single digits or modestly lower than our estimate of market growth. This slower growth rate in the AEDs is in line with our strategy to accept lower growth in exchange for higher profitability.

International sales increased approximately $3.9 million, or 34%, in comparison to the prior-year period. Sales by our international subsidiaries increased $2.5 million and were particularly strong in the UK. Sales to our international distributors increased approximately $1.7 million, predominantly driven by Latin America.

Total sales of the AutoPulse product in all our markets were $2.7 million compared to $1.7 million in the prior-year quarter. The increase reflects volume growth in both the North American pre-hospital and International markets. We believe that the increase in the number of units of the AutoPulse being sold reflects continuing market acceptance of the product.

Gross Margins

Cost of sales consists primarily of material, direct labor, overhead, and freight associated with the manufacturing of our various medical equipment devices, data collection software and disposable electrodes. Material is the largest component of our products, comprising more than half the cost. Overhead includes indirect labor for such activities as supervision, procurement and shipping. Other components of overhead include such items as related employee benefits, rent and electricity. Our consolidated gross margin may fluctuate considerably depending on unit volume levels, mix of product and customer class, and overall market conditions.

Gross margin for the three months ended July 2, 2006 decreased approximately one percentage point from 57.6% to 56.5% as compared to the same period in the prior year. A higher relative mix of international revenues had a negative impact on gross margins as international revenues tend to carry gross margins that are lower than our corporate average gross margin. Additionally, higher sales volume of our AutoPulse product had a negative impact on gross margins, because the AutoPulse, a new product with relatively low production volumes, has higher relative production costs than many of our other products. These negative affects on margin were partially offset by sales of our LifeVest product (which was acquired in April 2006) which carry higher than average gross margins. Each of the factors describing the fluctuation in gross margin represents one percentage point or less on our overall gross margin.

Backlog

Orders are subject to cancellation or rescheduling by customers. Due to possible changes in delivery schedules, cancellation of orders and delays in shipments, our backlog at any particular date is not necessarily an accurate predictor of revenue for any succeeding period.

Backlog increased to approximately $8.5 million at the end of the three months ended July 2, 2006 as compared to approximately $8 million at the end of the prior quarter. Typically, our backlog decreases during the first and second quarters and increases during the fourth quarter due to the purchasing practices of our customers. We believe the maintenance of a modest backlog will help improve our efficiency, lower our costs and improve our profitability as it will make it less likely that we will be required to incur substantial additional costs at the end of the quarter.

Costs and Expenses

Operating expenses for the three months ended July 2, 2006 and July 3, 2005 were as follows:

(000’s omitted)	July 2, 2006	% of Sales	July 3, 2005	% of Sales	Change %
Selling and marketing	$20,523	32%	$18,826	37%	9%
General and administrative	6,383	10%	4,612	9%	38%
Research and development	6,050	9%	5,824	11%	4%

Total expenses	$32,956	51%	$29,262	57%	13%

Selling and marketing increased approximately $1.7 million for the three months ended July 2, 2006 compared to the three months ended July 3, 2005. The inclusion of Lifecor expenses, following the April 2006 acquisition, accounted for a substantial portion of this increase as these expenses were not included in the prior year’s quarter expenses. In addition, the increase reflected increased North American marketing programs and promotions, salaries, trade shows and other related spending totaling $450,000. Other factors include higher personnel-related expenses among the salesforce and related sales organization, including commission and salaries and fringes, partially offset by lower provision for bad debt. Selling and marketing expenses decreased as a percentage of revenues as we have been able to achieve efficiency with our related sales organization and marketing efforts as our revenues have grown.

General and administrative expenses increased approximately $1.8 million for the three months ended July 2, 2006 compared to the three months ended July 3, 2005. The inclusion of Lifecor expenses, following the April 2006 acquisition, accounted for the largest portion of this increase as these expenses were not included in the prior year’s quarter expenses. In addition, increased legal-related costs accounted for approximately $500,000 of the increase. Other factors include increased personnel-related costs including stock-based compensation for general and administrative employees.

Research and development expenses increased by approximately $225,000 for the three months ended July 2, 2006 compared the three months ended July 3, 2005. The inclusion of Lifecor expenses, following the April 2006 acquisition, accounted for a substantial portion of this increase as these expenses were not included in the prior year’s quarter expenses. We currently anticipate that our research and development expenses related to clinical trial work may increase toward the end of the year and beyond as we initiate a new clinical trial related to the AutoPulse.

Income Taxes

The Company’s effective tax rate for the three months ended July 2, 2006 was a tax provision of 36% as compared to a tax provision of 47% for the same period in fiscal 2005. The current quarter’s effective tax rate reflects the expiration of the research and development credit at the end of 2005 and the current phase-out of the extraterritorial income exclusion. The prior year third quarter tax rate reflected a change in the year-to-date tax rate reflecting lower than expected annual earnings. This adjustment to the tax rate in a quarter with nominal earnings distorted the effective tax rate for the period.

Nine Months Ended July 2, 2006 Compared To Nine Months Ended July 3, 2005

Sales

Net sales by customer/product categories are as follows:

(000’s omitted)	July 2, 2006	July 3, 2005	% Change
Devices and Accessories to the Hospital Market-North America	$55,046	$48,188	14%
Devices, Accessories, and Data Management Software to the Pre-hospital Market-North America	65,519	52,968	24%
Other Products to North America	14,449	14,734	(2)%

Subtotal North America	135,014	115,890	17%
All Products to the International Market	41,546	38,323	8%

Net Sales	$176,560	$154,213	14%

Net sales increased 14% for the nine months ended July 2, 2006 compared to the same period a year earlier.

North American hospital sales increased approximately $6.9 million, or 14%, from the comparable prior year period. Within this market, sales to the U.S. Military increased approximately $5.8 million.

Sales to the North American pre-hospital market increased approximately $12.6 million, or 24%, compared to the same period in the prior year. The North American pre-hospital market includes the third quarter results of Lifecor, which were not included in the comparable period in the prior year. The growth in the North American pre-hospital market also includes increased shipments of professional defibrillators. The increase was predominantly driven by volume and, to a lesser extent, price resulting from sales of the higher-priced E Series, which began shipping in September 2005. E Series sales exceeded 50% of professional defibrillator shipments during the nine-month period. The total increase attributable to Lifecor and higher professional defibrillator sales accounted for more than 90% of the increase in pre-hospital shipments. We also experienced decreased sales of our AEDs to this market of approximately $800,000 which, we believe, is a result of fewer state-wide purchases that have been funded by federal grants as well as our decision to accept lower growth in the AED sales as we focus on achieving higher profitability.

Total sales of our AED product in all markets were $28.1 million, in comparison to $23.5 million for the same period last year. The increase reflects strong volume growth in the North American hospital market ($2.9 million) and International markets ($2.5 million) , partially offset by lower sales to the pre-hospital market.

International sales increased by approximately $3.2 million in comparison to the prior year nine-month period. This increase was driven by an increase in AED sales of approximately $2.5 million and an increase in AutoPulse sales of approximately $800,000.

Total sales of the AutoPulse product to all our markets were $6.6 million, in comparison to $5.0 million for the same nine-month period in the prior year. We believe we are continuing to see increased market acceptance of the AutoPulse as customers assess the results of various clinical trials and develop experience with the product.

Gross Margins

Gross margins for the nine months ended July 2, 2006 decreased eight-tenths of a percentage point from 56.8% to 56.0% compared to comparable prior year period. This decrease was partially due to the impact of lower foreign exchange rates and the increase in our international sales. Our international sales typically carry a lower gross margin as compared to our corporate overall margin. Additionally, gross margin was negatively affected by higher sales of the AutoPulse, a new product with low production volumes and higher production costs. Gross margins were increased due to the shift in mix of professional defibrillator sales from the M Series to the E Series, which carry relatively higher gross margins. Gross margins were also positively affected by the inclusion of Lifecor results (which was acquired in April 2006) which have higher average gross margins. Each of the factors describing the fluctuation in gross margin represents less than a percentage point on our overall gross margin.

Costs and Expenses

Operating expenses for the nine months ended July 2, 2006 and July 3, 2005 were as follows:

(000’s omitted)	July 2, 2006	% of Sales	July 3, 2005	% of Sales	Change %
Selling and marketing	$58,374	33%	$57,473	37%	2%
General and administrative	16,252	9%	13,509	9%	20%
Research and development	16,795	10%	17,472	11%	(4)%

Total expenses	$91,421	52%	$88,454	57%	3%

Selling and marketing increased approximately $900,000 for the nine months ended July 2, 2006 compared to the nine months ended July 3, 2005. The inclusion of Lifecor expenses, following the April 2006 acquisition, accounted for a substantial portion of this increase as these expenses were not included in the prior year’s quarter expenses. Selling and marketing expenses decreased as a percentage of revenues as we have been able to achieve efficiency with our related sales organization and marketing efforts as our revenues have grown.

General and administrative expenses increased approximately $2.7 million for the nine months ended July 2, 2006 compared to the nine months ended July 3, 2005. Increased personnel-related costs, including stock-based compensation, accounted for approximately $1 million. In addition, the inclusion of Lifecor expenses, following the April 2006 acquisition, accounted for a significant portion of this increase as these expenses were not included in the prior year’s quarter expenses. Other factors include increased bad debt provision, increased legal-related costs and increase insurance costs, partially offset by a decrease in consulting fees related to Sarbanes-Oxley compliance activities.

Research and development expenses decreased by approximately $700,000 for the nine months ended July 2, 2006 compared the nine months ended July 3, 2005. This decrease resulted from reduced spending related to clinical matters, including such costs related to the AutoPulse. We currently anticipate that our research and development expenses related to clinical trial work may increase toward the end of the year and beyond as we initiate a new clinical trial related to the AutoPulse. Partially offsetting the decrease was the inclusion of Lifecor expenses, following the April 2006 acquisition.

Income Taxes

Our effective tax rate for the nine months ended July 2, 2006, was a tax provision of 35% as compared to a tax benefit of 46% for the same period in fiscal 2005. The difference in the effective tax rate is mainly due to a discrete $130,000 U.S. research and development tax credit which was enacted during the quarter ended January 2, 2005 as part of the American Jobs Creation Act. This discrete credit, when applied to a period with a taxable loss, resulted in a higher effective tax rate.

Liquidity and Capital Resources

Our overall financial condition remains strong. Our cash and cash equivalents at July 2, 2006 totaled $39.2 million, compared with $36.3 million at October 2, 2005. In addition, we reported short-term investments of $18.2 million at July 2, 2006 in comparison to $14.6 million at October 2, 2005. We maintain a working capital line of credit with a commercial bank, currently permitting borrowings up to $12 million (no borrowings are outstanding). We have no long-term debt.

Cash Requirements

We believe that the combination of existing cash, cash equivalents, and highly liquid short-term investments, together with future cash to be generated by operations and amounts available under our line of credit, will be sufficient to meet our ongoing operating and capital expenditure requirements for the foreseeable future. We believe we have, and will maintain, sufficient cash to meet future contingency payments related to the Revivant, Infusion Dynamics, and Lifecor acquisitions. We may also need to draw on these funds in the future for potential acquisitions.

Sources and Uses of Cash

To assist with the discussion, the following table presents the abbreviated cash flows for the nine months ended July 2, 2006, and July 3, 2005:

(000’s omitted)	Nine months ended July 2, 2006	Nine months ended July 3, 2005
Net income (loss)	$5,744	$(275)
Changes not affecting cash	9,099	8,560
Changes in current assets and liabilities	8,590	(2,837)

Cash provided by operating activities	23,433	5,448
Cash used for investing activities	(21,093)	(3,149)
Cash provided by financing activities	263	425
Effect of foreign exchange rates on cash	320	(200)

Net change in cash and cash equivalents	2,923	2,524
Cash and cash equivalents – beginning of period	36,270	40,685

Cash and cash equivalents – end of period	$39,193	$43,209

Operating Activities

The improvement in cash provided by operating activities from $5.4 million for the nine-month period ended July 3, 2005 to cash provided by operating activities of $23.4 million for the nine-month period ended July 2, 2006 was attributable to an approximate $11.8 million increase in cash due to lower levels of inventory purchases, an approximately $11.6 million increase in cash due to the timing of payments of accounts payable and accrued expenses, and, in part ($6.0 million), to a change from a net loss in the prior year period to net income in the current year quarter, offset by an increase in accounts receivable due to increased sales levels. Inventory purchases in the prior year period were significant due to the purchase of inventory associated with a then-recent U.S. military “state of readiness” contract award and due to additional AutoPulse inventory built subsequent to the acquisition of Revivant.

Investing Activities

The $17.9 million increase in cash used in investing activities reflects a reported increase in net purchases of marketable securities of approximately $15.4 million ($3 million represents a reclassification of marketable securities to short-term investments from cash and cash equivalents), an increase of approximately $2.0 million in net fixed asset additions, and earn-out payments of approximately $1 million related to the acquisition of Revivant, as compared to the investing activities in the prior year period.

Financing Activities

Cash provided by financing activities during the nine-month period ended July 2, 2006 decreased by approximately $161,000 from the previous year period. The change reflects a lower number of stock options exercised during the current nine-month period (options for 14,582 shares in the current period compared to options for 30,024 in the previous year period), although at a higher weighted-average exercise price per share ($18.08 in the current period verses $14.14 in the previous year period).

Investments

As of July 2, 2006, we had investments in privately held technology companies with a carrying value of $1.3 million. We have performed a review of these investments and determined the carrying value of these investments approximates their fair value.

In March 2004, we acquired substantially all the assets of Infusion Dynamics, a manufacturer of fluid resuscitation products. Under the terms of the acquisition, we are obligated to make earn out payments through 2011 (“contingencies”) based on the performance of the acquired business. Earn-out payments to Infusion Dynamics were made in the form of cash for fiscal 2004 and 2005 in the approximate amounts of $405,000 and $544,000, respectively. Because additional consideration is based on the growth of sales, a reasonable estimate of the future payments to be made cannot be determined. When these contingencies are resolved and the consideration is distributable, we will record the fair value of the additional consideration as additional cost of the acquired assets.

We exercised our option to acquire Revivant, the manufacturer of the AutoPulse, on October 12, 2004. We paid $15 million in the form of cash and shares of our Common Stock as the initial merger consideration. Additional contingent consideration under the merger agreement is tied to certain clinical developments (milestone payments) and increases in revenue (earn-out payments). In January 2005, we paid $1 million as a milestone payment, in the form of a cash payment of $500,000 and the issuance of 15,188 shares of Common Stock. We may be required to make future milestone payments, estimated to be approximately $12 million, tied to the completion of certain clinical trials of the AutoPulse through 2006. However, based on the inconclusive results reported on the ASPIRE trial, we consider the probability of this milestone being met to be remote. We may also make additional earn-out payments for the years 2006 and 2007 based on the growth of AutoPulse sales. In February 2006, we paid approximately $783,000 in cash and issued 23,800 shares in payment of the 2005 earn-out to the former shareholders of Revivant. Because additional earn-out payments are based on the growth of AutoPulse sales, a reasonable estimate of the potential total purchase price cannot be determined. All payments will generally be a combination of cash and shares of our Common Stock.

We exercised our option to acquire the business of Lifecor on March 22, 2006, and acquired the business on April 10, 2006. We assumed Lifecor’s outstanding debt (plus an additional $3.0 million owed to us, which was cancelled), and certain stated liabilities as discussed in Note 8 to the consolidated financial statements. We paid the third-party debt in April 2006. Additional consideration will be in the form of earn-out payments to Lifecor based upon future revenue growth of the acquired business over a five-year period. Because additional consideration will be based on the growth of sales over a five-year period, a reasonable estimate of the total acquisition cost cannot be determined.

Debt Instruments and Related Covenants

We maintain a working capital line of credit with a commercial bank. Under this working capital line, we may borrow on a demand basis. Currently, we may borrow up to $12.0 million at an interest rate equal to the bank’s base rate. No borrowings were outstanding on this line during the quarter ended July 2, 2006. There are no covenants related to this line of credit.

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

Contractual Obligations and Other Commercial Commitments

The following table sets forth certain information concerning our obligations and commitments to make future payments under contracts, such as debt and lease agreements.

(000’s omitted) Contractual Obligations	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Non-Cancelable Operating Lease Obligations	$8,205	$2,141	$3,714	$2,350	$—
Purchase Obligations	190	190	—	—	—

Total Contractual Obligations	$8,395	$2,331	$3,714	$2,350	$—

Purchase obligations include all legally binding contracts that are non-cancelable. Purchase orders or contracts for the purchase of raw materials and other goods and services are not included in the table above. Purchase orders represent authorizations to purchase rather than binding agreements. For the purposes of the table above, purchase obligations for purchase of goods and services are defined as agreements that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Our purchase orders are based upon our current inventory needs and are fulfilled by our suppliers within short time periods. We also enter into contracts for outsourced services; however, the obligations under these contracts are not significant and the contracts generally contain clauses allowing for cancellation without significant penalty.

Contractual obligations that are contingent upon the achievement of certain milestones are not included in the table above. These include the milestone payments to the former stockholders of Revivant, tied to the completion of certain clinical trials of the AutoPulse through 2006. These arrangements are not considered contractual obligations until the milestone is met. As of July 2, 2006, assuming all future milestones were met, additional required payments would be approximately $12 million in cash and ZOLL Common Stock. However, based on the results reported on a trial that was discontinued in 2005 (the ASPIRE trial), the probability of this milestone being met is considered to be remote.

Contractual obligations that are contingent upon future performance and growth of sales are not included in the table above. These include the additional earn-out payments for the assets of Infusion Dynamics through fiscal 2011; additional earn-out payments for Revivant through fiscal 2007; and the earn-out payments for the assets of Lifecor through fiscal 2011. Because all of these earn-out payments are based upon the growth of sales over several years, a reasonable estimate of the future payment obligations cannot be determined.

Hedging Activities

We use forward contracts to reduce our exposure to foreign currency risk due to fluctuations in exchange rates underlying the value of intercompany accounts receivable denominated in foreign currencies as well as forecasted sales to subsidiaries denominated in foreign currencies. We had one forward exchange contract outstanding serving to mitigate foreign currency risk of our Euro intercompany receivables in the notional amount of approximately 3 million Euros at July 2, 2006. The contract serves as a hedge of a substantial portion of our Euro-denominated intercompany balances. The fair value of the foreign currency derivative contract outstanding at July 2, 2006 was approximately $3.8 million, resulting in an unrealized loss of $172,000. We had no forward exchange contracts outstanding serving as a hedge of a portion our forecasted sales to our subsidiaries at July 2, 2006.

Net realized gains (losses) from foreign currency forward contracts totaled ($105,000) and $19,000 for the three-month and nine-month period ended July 2, 2006, respectively, and are included in the consolidated statement of income compared to net realized gains of $421,000 and $165,000 for the prior year comparable periods. Any gains or losses on the fair value of the derivative contract would be largely offset by the losses and gains on the underlying transaction. These offsetting gains and losses are not reflected above.

Legal and Regulatory Affairs

The patent infringement lawsuit brought by William S. Parker against the Company, reported in our quarterly report on Form 10-Q for the quarter ended April 2, 2006, has been settled. The terms of the settlement, which are confidential, impose no limitations or restrictions on our business, and did not have a material impact on our financial condition, results of operations or cash flow.

We are, from time to time, involved in the normal course of business in various other legal proceedings, including contract, intellectual property, employment and product liability suits. Although we are unable to quantify the exact financial impact of any of these matters, we believe that none of the currently pending proceedings will have an outcome material to our financial condition or business.

Critical Accounting Estimates

Our management strives to report our financial results in a clear and understandable manner, even though in some cases accounting and disclosure rules are complex and require us to use technical terminology. We follow accounting principles generally accepted in the United States in preparing our consolidated financial statements. These principles require us to make certain estimates of matters that are inherently uncertain and to make difficult and subjective judgments that affect our financial position and results of operations. Our most critical accounting policies include revenue recognition, and our most critical accounting estimates include accounts receivable reserves, warranty reserves, inventory reserves, and the valuation of long-lived assets. Management continually reviews its accounting policies, how they are applied and how they are reported and disclosed in our financial statements. The following is a summary of our more significant accounting policies, which include revenue recognition and those that require significant estimates and judgments and uncertainties, and potentially could result in materially different results under different assumptions and conditions, and how they are applied in preparation of the financial statements.

Revenue Recognition

Revenues from sales of cardiac resuscitation devices, disposable electrodes and accessories are recognized when a signed non-cancelable purchase order exists, the product is shipped, title and risk have passed to the customer, the fee is fixed and determinable, and collection is considered probable. Circumstances which generally preclude the immediate recognition of revenue include shipping terms of FOB destination or the existence of a customer acceptance clause in a contract based upon customer inspection of the product. In these instances, revenue is deferred until adequate documentation is obtained to ensure that these criteria have been fulfilled. Similarly, revenues from the sales of our products to distributors fall under the same guidelines. For all significant orders placed by our distributors, we require an approved purchase order, we perform a credit review, and we ensure that the terms on the purchase order or contract are proper and do not include any contingencies which preclude revenue recognition. We do not typically offer any special right of return, stock rotation or price protection to our distributors or end customers.

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

In fiscal 2005, we began performance under a “state of readiness” contract awarded by the U.S. government to supply defibrillators on short notice. Based on the award, we received two types of payments from the U.S. government. The first payment of approximately $5 million was to reimburse us for the cost to acquire inventories required to meet potentially short-notice delivery schedules. This payment is carried within ‘Deferred revenue’ on our balance sheet as a liability under government contract.

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

As of July 2, 2006 our accounts receivable balance of $50 million is reported net of allowances of $7.0 million. We believe our reported allowances at July 2, 2006 are adequate. If the financial conditions of our customers were to deteriorate, however, resulting in their inability to make payments, we might need to record additional allowances, resulting in additional expenses being recorded for the period in which such determination was made.

Although we are not typically contractually obligated to provide trade-in allowances under existing sales contracts, we may offer such allowances when negotiating new sales arrangements. When pricing sales transactions we contemplate both cash consideration and the net realizable value of any used equipment to be traded in. The trade-in allowance value stated in a sales order may differ from the estimated net realizable value of the underlying equipment. Any excess in the trade-in allowance over the estimated net realizable value of the used equipment represents additional sales discount.

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

Warranty Reserves

Our products are sold with warranty provisions that require us to remedy deficiencies in quality or performance over a specified period of time, usually one year for pre-hospital customers and five years for hospital customers. Revenue is deferred for pre-hospital customers who receive warranties beyond one year. Such revenue is then recognized over the period of extended warranty. We provide for the estimated cost of product warranties at the time product is shipped and revenue is recognized. The costs that we estimate include material, labor, and shipping. While we engage in product quality programs and processes, our warranty obligation is affected by product failure rates, material usage and service delivery costs incurred in correcting a product failure. We believe that our recorded liability of $3.6 million at July 2, 2006 is adequate to cover future costs for the servicing of our products sold through that date and under warranty. If actual product failure rates, material usage or service delivery costs differ from our estimates, revisions to the estimated warranty liability would be required.

Inventory

We value our inventories at the lower of cost or market. Cost is determined by the first-in, first-out (“FIFO”) method, including material, labor and factory overhead.

Inventory on hand may exceed future demand either because the product is outdated, obsolete, or because the amount on hand is in excess of future needs. We provide for the total value of inventories that we determine to be obsolete based on criteria such as customer demand and changing technologies. We estimate excess inventory amounts by reviewing quantities on hand and comparing those quantities to sales forecasts for the next 12 months, identifying historical service usage trends, and matching that usage with the installed base quantities to estimate future needs. At July 2, 2006, our inventory was recorded at net realizable value requiring adjustments of $5.7 million, or 13.3% of our $42.8 million gross inventories.

Goodwill

At July 2, 2006, we had approximately $24 million in goodwill, primarily resulting from our acquisitions of Revivant (approximately $18 million), Infusion Dynamics (approximately $4 million), and Lifecor (approximately $2 million). In accordance with SFAS 142, Goodwill and Other Intangible Assets, we test our goodwill for impairment at least annually by comparing the fair value of our reporting units to the carrying value of those reporting units. Fair value is determined based on an estimate of the discounted future cash flows expected from the reporting units. The determination of fair value requires significant judgment on the part of management about future revenues, expenses and other assumptions that contribute to the net cash flows of the reporting units. Additionally, we periodically review our goodwill for impairment whenever events or changes in circumstances indicate that an impairment has occurred.

Investments

At July 2, 2006, we had approximately $1.3 million in investments in privately held companies focused in the medical devices industry. These investments are carried at cost. We periodically review our investments to determine if impairment has occurred. Should a significant indicator of impairment exist, we would compare the carrying value to its fair value. If we determine that the carrying value of an investment exceeds its fair value, we record an impairment charge to adjust the carrying value to estimated fair value, if the impairment is deemed other than temporary. The estimate of fair value of these investments, and the determination of whether impairment is temporary, requires that management make significant judgments that could affect the timing and amount of any impairment charge recorded.

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

Stock-based Compensation

The Company adopted the provisions of SFAS 123R, beginning October 2, 2005, using the modified prospective transition method. SFAS 123R requires the Company to measure the cost of employee services in exchange for an award of equity instruments based on the grant-date fair value of the award and to recognize cost over the requisite service period. Under the modified prospective transition method, financial statements for periods prior to the date of adoption are not adjusted for the change in accounting. However, compensation expense is recognized for (a) all share-based payments granted after the effective date under SFAS 123R, and (b) all awards granted under SFAS 123 to employees prior to the effective date that remain unvested on the effective date. The Company recognizes compensation expense on fixed awards with pro rata vesting on a straight-line basis over the vesting period.

Prior to October 2, 2005, the Company used the intrinsic value method to account for stock-based employee compensation under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and therefore the Company did not recognize compensation expense in association with options granted at or above the market price of the Company’s Common Stock at the date of grant.

Refer to Note 4 to the consolidated financial statements for further discussion and analysis of the impact of adoption in our statement of operations.

Safe Harbor Statement

Certain statements contained herein constitute “forward-looking statements” as that term is defined under the Private Securities Litigation Reform Act of 1995 (the “Act”) and releases issued by the SEC and within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The words “believe,” “expect,” “anticipate,” “intend,” “estimate” and other expressions which are predictions of or indicate future events and trends and which do not relate to historical matters identify forward-looking statements. Particularly, the Company’s expectations regarding its business, operational results, future operational liquidity, contractual obligations and other commercial commitments, and capital requirements are forward-looking statements. Reliance should not be placed on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, which may cause the actual results, performance or achievements of the Company to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements. The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise. Factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements include, but are not limited to, the actions of competitors, the acceptance of our products in their respective markets, and those other risks and uncertainties contained under the heading “Risk Factors” below.

Risk Factors

The following Risk Factors contain no material changes from the Risk Factors contained in the Company’s Annual Report on Form 10-K for the fiscal year ended October 2, 2005 and filed on December 15, 2005, and are repeated for the reader’s convenience.

If We Fail to Compete Successfully in the Future against Existing or Potential Competitors, Our Operating Results May Be Adversely Affected

Our principal global competitors with respect to our entire cardiac resuscitation equipment product line are Medtronic Emergency Response Systems (Medtronic ERS), Royal Philips Electronics (Philips), Medtronic ERS is a subsidiary of Medtronic, Inc., a leading medical technology company and has been the market leader in the defibrillator industry for over twenty years. As a result of Medtronic’s dominant position in this industry, many potential customers have relationships with Medtronic that could make it difficult for us to continue to penetrate the markets for our products. In addition, Medtronic and Philips and other competitors each have significantly greater resources than we do. Accordingly, Medtronic, Philips and other competitors could substantially increase the resources they devote to the development and marketing of products that are competitive with ours. These and other competitors may develop and successfully commercialize medical devices that directly or indirectly accomplish what our products are designed to accomplish in a superior and/or less expensive manner. In addition, although our biphasic waveform technology is unique, our competitors have devised alternative biphasic waveform technology. We have also licensed our biphasic waveform technology to GE Healthcare.

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

Additional companies may enter the market. For example, GE Healthcare has announced its intention to enter the hospital market through cooperation with Cardiac Science Corporation. Their success may impair our ability to gain market share.

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

It is Possible that if Competitors Increase Their Use of Price Discounting, Our Gross Margins Could Decline

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

•	high demand for our products, which could disrupt our normal factory utilization and cause shipments to occur in uneven patterns;

•	variations in product orders;

•	timing of new product introductions;

•	temporary disruptions of buying behavior due to changes in technology (e.g., shift to biphasic technology);

•	changes in distribution channels;

•	actions taken by our competitors such as the introduction of new products or the offering of sales incentives;

•	the ability of our sales forces to effectively market our products;

•	supply interruptions from our single-source vendors;

•	temporary manufacturing disruptions;

•	regulatory actions, including actions taken by the FDA or similar agencies; and

•	delays in obtaining domestic or foreign regulatory approvals.

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

If we are delayed or fail to achieve these market development initiatives, we may encounter difficulties building our customer base for these products. Sub-par results from any of these items, such as inconclusive results from clinical trials, (for example, the ASPIRE trial of the AutoPulse), could cause our operating results to be unfavorably affected.

Our Approach to Our Backlog Might Not Be Successful

We desire to maintain a backlog in order to generate operating efficiencies. If order rates are insufficient to maintain such a backlog, we may be subject to operating inefficiencies.

We May be Required to Implement a Costly Product Recall

In the event that any of our products proves to be defective, we can voluntarily recall, or the Food and Drug Administration (the “FDA”) could require us to redesign or implement a recall of, any of our products. Both our larger competitors and we have, on numerous occasions, voluntarily recalled products in the past, and based on this experience, we believe that future recalls could result in significant costs to us and significant adverse publicity, which could harm our ability to market our products in the future. Though it may not be possible to quantify the economic impact of a recall, it could have a material adverse effect on our business, financial condition and results of operations.

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

•	major third-party payers of hospital and pre-hospital services, including Medicare, Medicaid and private healthcare insurers, have substantially revised their payment methodologies during the last few years, which has resulted in stricter standards for reimbursement of hospital and pre-hospital charges for certain medical procedures;

•	Medicare, Medicaid and private healthcare insurer cutbacks could create downward price pressure in the cardiac resuscitation pre-hospital market;

•	numerous legislative proposals have been considered that would result in major reforms in the U.S. healthcare system that could have an adverse effect on our business;

•	there has been a consolidation among healthcare facilities and purchasers of medical devices in the United States who prefer to limit the number of suppliers from whom they purchase medical products, and these entities may decide to stop purchasing our products or demand discounts on our prices;

•	there is economic pressure to contain healthcare costs in international markets;

•	there are proposed and existing laws and regulations in domestic and international markets regulating pricing and profitability of companies in the healthcare industry; and

•	there have been initiatives by third-party payers to challenge the prices charged for medical products, which could affect our ability to sell products on a competitive basis.

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

Recent Changes in American Heart Association’s Recommended Guidelines May Cause Our Customers to Delay Buying Our Products Resulting in Lower Revenues

In November 2005, the American Heart Association published revised emergency cardiovascular care guidelines. Although these recommended changes do not imply that AEDs designed to conform to earlier guidelines are either unsafe or ineffective, customers may delay implementation of AED programs until trained on the new protocols. Thus customers may delay purchasing our products, which may result in decreased revenues.

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

For example, over the last few years in the U.S., many states experienced deficits and shortfalls of revenue to cover expenditures. As a result, states cut their spending and support to local cities and towns, who then in turn reduced their spending for capital equipment purchases for their EMS services. We believe that this had a negative impact on our revenues in the North American EMS market.

The War on Terrorism and the Impact of a Bio-Terror Threat May Cause Our Customers to Stop or Delay Buying Our Products, Resulting in Lower Revenues

The current war on terrorism and a threat of a bio-terror attack may have a significant impact on our customers’ ability or willingness to buy our products, as well as our ability to timely deliver the product to the customers. Our customers may have to divert their funding earmarked for capital equipment purchases to the purchase of other medical equipment and supplies to fight any potential bio-terror attack. The war on terrorism may cause the diversion of any government funding of hospitals and EMS services for capital equipment purchases. Disruptions in the transportation industry resulting from a terrorist act could also impact our ability to attract new orders or ship orders that we have received. This could result in decreased revenues.

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

Investing in other businesses involves risks and no assurance can be made as to the profitability of any investment. Our inability to identify profitable investments could adversely affect our financial condition and results of operations. Unless we hold a majority position in an investment or joint venture, we will not be able to control all of the activities of the companies in which we invest or the joint ventures in which we are participating. Because of this, such entities may take actions against our wishes and not in furtherance of, and even opposed to, our business plans and objectives. These investments are also subject to the risk of impasse if no one party exercises ultimate control over the business decisions.

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

Compliance With Changing Regulation of Corporate Governance, Public Disclosure and Accounting Matters May Result in Additional Expenses

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002 and rules subsequently implemented by the SEC and The NASDAQ Stock Market, as well as new accounting pronouncements, are creating uncertainty and additional complexities for companies. To maintain high standards of corporate governance and public disclosure, we continue to invest resources to comply with evolving standards.

This investment may result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating and cost-management activities.

The provisions of Section 404 of the Sarbanes-Oxley Act of 2002 first applied to us for the fiscal year 2005. Accordingly, we completed a project to document, review, test, evaluate and conclude on our systems of internal controls. We have also completed our testing of our internal control systems and we did not identify any material weaknesses in our system of internal controls. As we move through fiscal 2006, we will continue to monitor our internal control environment and perform testing as required by Section 404 rules. There can be no guarantee that, in the future, we will not detect the existence of a material control weakness. Disclosure of a material weakness in our system of internal control may cause our stock price to fluctuate significantly.

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

Our International Sales Expose Our Business to a Variety of Risks That Could Result in Significant Fluctuations in Our Results of Operations

Approximately 27% of our sales for the three months ended July 2, 2006 were made to foreign purchasers and we plan to increase the sale of our products to foreign purchasers in the future. As a result, a significant portion of our sales is and will continue to be subject to the risks of international business, including:

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

Intangibles and Goodwill We Currently Carry on Our Balance Sheet May Become Impaired.

At July 2, 2006, we had approximately $49.0 million of goodwill and intangible assets on our balance sheet. These assets are subject to impairment if the cash flow that we generate from these assets specifically, or our business more broadly, are insufficient to justify the carrying value of the assets. Factors affecting our ability to generate cash flow from these assets include, but are not limited to, general market conditions, product acceptance, pricing and competition, distribution, costs of production and operations.

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

We had one forward exchange contract outstanding serving as a hedge of our Euro intercompany receivables in the notional amount of approximately 3 million Euros at July 2, 2006. The contract serves as a hedge of a substantial portion of our Euro-denominated intercompany balances. The fair value of the foreign currency derivative contract outstanding at July 2, 2006 was approximately $3.8 million, resulting in an unrealized loss of $172,000. A sensitivity analysis of a change in the fair value of the Euro derivative foreign exchange contract outstanding at July 2, 2006 indicates that, if the U.S. dollar weakened by 10% against the Euro, the fair value of this contract would decrease by $383,000 resulting in a total loss on the contract of $555,000. Conversely, if the U.S. dollar strengthened by 10% against the Euro, the fair value of this contract would increase by $349,000 resulting in a total gain on the contract of $177,000. Any gains and losses on the fair value of the derivative contract would be largely offset by losses and gains on the underlying transaction. These offsetting gains and losses are not reflected in the analysis above.

Intercompany Receivable Hedge

Exchange Rate Sensitivity: July 2, 2006

(Amounts in $)

	Expected Maturity Dates						Total	Unrealized Loss
	2006	2007	2008	2009	2010	Thereafter
Forward Exchange Agreements (Receive $/Pay Euro) Contract Amount	$3,662,000						$3,662,000	$172,000
Average Contract Exchange Rate	1.2205	—	—	—	—	—	1.2205

We had no forward exchange contracts outstanding serving as a hedge of a portion our forecasted sales to our subsidiaries at July 2, 2006.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of July 2, 2006, the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures are effective.

Changes in Internal Controls Over Financial Reporting

There have been no significant changes in the Company’s internal controls over financial reporting that occurred during the quarter ended July 2, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The patent infringement lawsuit brought by William S. Parker against the Company, reported in the Company’s quarterly report on Form 10-Q for the quarter ended April 2, 2006, has been settled. The terms of the settlement, which are confidential, impose no limitations or restrictions on the Company or its business, and did not have a material impact on the Company’s financial condition, results of operations or cash flow.

The Company is, from time to time, involved in the normal course of its business in various other legal proceedings, including contract, intellectual property, employment and product liability suits. Although the Company is unable to quantify the exact financial impact of any of these matters, it believes that none of the currently pending proceedings will have an outcome material to its financial condition or business.

Item 1A. Risk Factors

There have been no material changes from the Risk Factors previously disclosed in the Company’s Annual Report on form 10-K for the fiscal year ended October 2, 2005, filed on December 15, 2005 and which are repeated for the readers convenience in Part I, “Management’s Discussion and Analyses of Financial Condition and Results of Operations – Risk Factors”.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 11, 2006.

ZOLL MEDICAL CORPORATION

Date: August 11, 2006	By:	/s/ Richard A. Packer
Richard A. Packer,
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: August 11, 2006	By:	/s/ A. Ernest Whiton
A. Ernest Whiton,
Vice President of Administration and Chief Financial Officer
(Principal Financial and Accounting Officer)