Form 10-K
period 2006-10-01
ZOLL MEDICAL CORP
filed 2006-12-15
CIK 887568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED OCTOBER 1, 2006

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

The aggregate market value of the voting stock held by non-affiliates of the registrant as of April 2, 2006 was $254,574,045 based on a closing sales price of $26.34 per share as reported for the NASDAQ-composite transactions.

The number of shares of the registrant’s classes of common stock outstanding, as of December 8, 2006 was 9,950,130.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement dated on or about December 20, 2006 to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held January 24, 2007 are incorporated by reference into Part III.

ZOLL MEDICAL CORPORATION

Annual Report on Form 10-K

For the Year Ended October 1, 2006

PART I

Except for historical information, the matters discussed in this Annual Report on Form 10-K are forward-looking statements that involve risks and uncertainties. The Company makes such forward-looking statements under the provision of the “Safe Harbor” section of the Private Securities Litigation Reform Act of 1995. Actual future results may vary materially from those projected, anticipated, or indicated in any forward-looking statements as a result of certain risk factors. Readers should pay particular attention to the considerations described in Part I, Item 1A of this report entitled “Risk Factors.” Readers should also carefully review the risk factors described in the other documents that the Company files from time to time with the Securities and Exchange Commission. In this Annual Report on Form 10-K, the words “anticipates,” “believes,” “expects,” “intends,” “future,” “could,” and similar words or expressions (as well as other words or expressions referencing future events, conditions or circumstances) identify forward-looking statements.

Item 1. Business.

Overview

ZOLL Medical Corporation (ZOLL or the Company), a Massachusetts corporation incorporated in 1980, develops technologies and software that help clinicians, emergency medical services (EMS) personnel and lay rescuers advance the practice of resuscitation.

To understand resuscitation, it is important to first provide background information about:

•	The anatomy of the heart;

•	Sudden cardiac arrest (SCA) and how rapid, life-saving interventions can help SCA patients;

•	The different arrhythmias that can lead to SCA;

•	The issue of traumatic injury and its effects that can also lead to SCA;

•	Recent developments and new research in the areas of emergency cardiovascular care and the performance of cardiopulmonary resuscitation (CPR); and

•	A definition of the resuscitation technology market.

Anatomy of the Human Heart

The normal human heart has four chambers, and expands and contracts more than 100,000 times each day. The two smaller, upper chambers are the atria, and the two larger, lower chambers are the ventricles. The walls of the atria and the ventricles are made up of cardiac muscle, which contracts rhythmically when stimulated by an electrical current. Normally, the heartbeat starts in the right atrium when a specialized group of cells sends an electrical signal. This signal spreads through the atria and then moves to the ventricles. As a result, the atria contract a fraction of a second before the ventricles. This exact pattern must be followed to ensure that the heart beats properly. This contraction and relaxation of the four chambers pumps blood to the lungs and the rest of the body.

Sudden Cardiac Arrest

Sudden cardiac death results from the sudden, abrupt loss or disruption of heart function. This abrupt loss of function, also known as sudden cardiac arrest (SCA), causes lack of blood flow to vital organs. SCA results in a loss of blood pressure, pulse, and consciousness. Most commonly, SCA is caused by an abnormal heart rhythm called ventricular fibrillation, which occurs when the heart beats too rapidly and/or chaotically, or not at all (cardiac standstill from other non-fibrillation dysrhythmias such as pulseless electrical activity).

According to the Center for Disease Control and Prevention, there are an estimated 460,000 deaths from SCA annually in the United States, and approximately 1,000 people die of SCA every day. SCA strikes without warning and can kill its victims within minutes; most victims have no prior symptoms. Many of these deaths are from ventricular fibrillation. For SCA victims, time is the most critical element for survival. For every minute of delay in the restoration of effective cardiac function provided by defibrillation—the process of delivering electrical current to the heart to stop the fibrillation and permit the return of coordinated cardiac contractions—survival decreases by as much as 10%. According to the American Heart Association (AHA), more than 95% of SCA victims in the U.S. die, in many cases because life-saving defibrillators arrive too late, if at all.

Different Arrhythmias that Can Lead to SCA

Arrhythmias are abnormal rhythms of the heart caused by insufficient circulation of oxygenated blood, drugs, electrical shock, mechanical injury, disease, or other causes. The three types of major arrhythmias are ventricular fibrillation and tachycardia; atrial fibrillation and flutter; and symptomatic bradycardia. It is possible for a patient to experience more than one type of arrhythmia during SCA. In these situations, it is important for trained rescuers to have equipment that has defibrillation and pacing capabilities, as well as technology that can assist with CPR performance.

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

The only accepted treatment for ventricular fibrillation is defibrillation. In emergency situations, external defibrillation was conventionally administered through hand-held paddles placed on the patient’s chest. However, external defibrillation is now more likely to be administered through disposable adhesive electrodes, which are believed to be safer and easier to use than paddles.

According to the AHA, early defibrillation of ventricular fibrillation is the single most effective intervention in the rescue of a victim of SCA. Each minute of delay in returning the heart to its normal pattern of beating decreases the chance of survival by 7% to 10%. Furthermore, there is an increasing body of evidence that other actions, in addition to defibrillation, must occur to maximize the chance of a successful resuscitation. These actions comprise a “Chain of Survival” consisting of early access, early CPR, early defibrillation, and early advanced care.

Atrial Fibrillation. The AHA estimates that close to 2 million Americans suffer from atrial fibrillation. Atrial fibrillation is a condition in which disordered electrical activity causes the atria to contract in a rapid, unsynchronized and uncoordinated fashion. This inefficient contraction results in a smaller amount of blood entering the ventricles, which in turn results in an insufficient level of circulation. Since blood is not pumped completely out of the atria, the blood can pool and clot. While not immediately life threatening, atrial fibrillation can lead to significant health threats, such as stroke. Over time, poorly functioning atria can also cause the ventricles to work harder, wear out sooner, and eventually lead to cardiac arrest.

Common forms of treatment for atrial fibrillation include cardioversion and drug therapies. During cardioversion, a defibrillator delivers electrical current that is synchronized with a patient’s heartbeat to return the atria to a normal rhythm. Cardioversion is usually an elective therapy, scheduled and performed in a controlled environment. All of ZOLL’s manual defibrillators include cardioversion capability.

Bradycardia. Bradycardia is a condition in which the heart beats too slowly. The principal therapies for the emergency treatment of bradycardia are drugs and temporary cardiac pacing, either or both of which may be used to stimulate effective cardiac contractions and restore circulation. Cardiac pacing utilizes an electrical pulse to stimulate the patient’s heartbeat. For the emergency treatment of bradycardia, there are two primary techniques for temporary pacing: invasive endocardial pacing, in which a wire is inserted directly into the heart to provide the electrical stimulus; and non-invasive temporary pacing, which uses gelled electrodes applied to the patient’s chest to conduct an electrical stimulus. Non-invasive temporary pacing is an option on most ZOLL defibrillators and is recommended as the first intervention for bradycardia in the AHA’s resuscitation protocols.

Traumatic Injury and its Effects

Trauma is widely recognized as a major health problem and the third leading cause of death in the U.S. In 2002, there were over 161,000 fatal injuries in the United States. Severe injury is the number one killer of both children and young adults up to age 44. As a disease of young people, it is also the leading cause of life years lost. The leading causes of death following traumatic injury are brain injury, blood loss, and organ failure from excessive inflammation. SCA can also occur in trauma patients.

In 2000, a workshop known as the Post-Resuscitative and Initial Utility in Life-Saving Efforts (PULSE), convened to address resuscitation research in the areas of SCA and injury from trauma. The PULSE report, published in Circulation, noted that earlier and better CPR, rapid defibrillation, and earlier hemorrhage control will lead to improvements in survival. One recommendation made was that “technology-based methodologies for monitoring and performing resuscitation should be improved,” along with the use of “new and novel devices to produce blood flow during cardiac arrest.”

Recent Developments and New Research in the Areas of Emergency Cardiovascular Care and CPR Performance

Officially named the 2005 American Heart Association Guidelines for Cardiopulmonary Resuscitation and Emergency Cardiovascular Care, the 2005 AHA Guidelines provide recommendations about how lay rescuers and healthcare providers should resuscitate victims of cardiovascular emergencies, including SCA, which is fatal within minutes of onset, if not treated with CPR and/or defibrillation. The Guidelines, which began in the early 1990s, are updated every five years to reflect advancements in resuscitation research and the science. The European Resuscitation Council (ERC) also releases updated Guidelines every five years in conjunction with the AHA.

A major theme in the latest release is the emphasis on performing effective, high-quality CPR. According to the AHA and the ERC, the new focus resulted from studies that showed that “blood circulation increases with each chest compression in a series and must be built back up after interruptions.” In addition, the authors of the Guidelines noticed a “striking” difference between data showing the critical role of early, high-quality CPR in increasing cardiac arrest survival rates, and data showing that few victims of cardiac arrest receive CPR—with even fewer receiving high-quality CPR.

The AHA and the ERC also maintain that early CPR can quickly return oxygen-rich blood to the heart and throughout the body. In addition, when CPR is performed in conjunction with defibrillation, which is indicated in approximately 50% of collapsed victims, it can help restore normal heart rhythm, which can double a victim’s chance of survival, especially for the 75-80% who suffer cardiac arrest at home. Indeed, without immediate intervention, an SCA victim has only about a 5% chance of survival. But if CPR and defibrillation are provided within the first three minutes after collapse, survival rates can reach as high as 75%.

The Resuscitation Technology Market

The Company develops technologies that help clinicians, EMS personnel and lay rescuers advance and improve the practice of resuscitation. In order to advance resuscitation practices, the Company believes it must provide technology that addresses various clinical interventions that are part of resuscitation efforts. These include the following:

•	Pacing, which helps regulate the heartbeat when the heart’s natural native pacemaker is not fast enough, or if blocks in the heart’s electrical system prevent impulses from reaching the ventricles. ZOLL has been a leader in pacing technology since its first commercial product was released in 1984.

•	Defibrillation, which uses an electrical current to stop the chaotic rhythm so the heart can reestablish its normal rhythmic beating. It is used in patients experiencing dangerous arrhythmias or SCA. ZOLL is also a leader in the area of defibrillation, and its products have been deployed and accepted by professional healthcare personnel worldwide.

•	Circulatory support and assistance for manual CPR performance, which involves helping to circulate oxygenated blood throughout a patient’s body when the heart in unable to do so. This is accomplished through manual chest compressions (pushing on the chest) and forcing air into the lungs of a patient via rescue ventilation. ZOLL’s Real CPR Help™ technology offers real-time feedback to rescuers so that they can monitor and improve CPR performance. ZOLL was the first manufacturer to offer this feedback mechanism in an automated external defibrillator (AED), which is a portable device that analyzes the heart’s rhythm and, if necessary, allows rescuers to deliver an electric shock to an SCA victim. ZOLL now also offers Real CPR Help technology in most of its professional defibrillators.

•	Automated circulatory support, which automates the process of performing chest compressions rather than having rescuers perform them manually. This intervention can help decrease interruptions, while increasing the quality of chest compressions (i.e., maintaining proper rate and depth). The ZOLL AutoPulse® helps healthcare professionals in pre-hospital and in-hospital settings automate the process of delivering CPR chest compressions.

•	Fluid replacement, which provides circulatory support through intravenous fluid administration that is the primary treatment for hypovolemia. Hypovolemia, the decrease in the volume of circulatory blood, is a common condition found in trauma patients and can lead to shock, SCA and/or death. Trauma is widely recognized as a major health problem and is the third leading cause of death in the U.S. ZOLL’s Power Infuser® has been widely accepted by the U.S. military for fluid resuscitation, and the Company is now pursuing the EMS market with this product.

•	Data management, which involves software that automates the documentation and management of both clinical and non-clinical information in pre-hospital and hospital settings. These products can work together in an integrated system so that information can be captured, documented, and managed throughout the care of a cardiac arrest patient, from the field to the hospital. ZOLL information management solutions involve: electronic documentation and data gathering (e.g., data from the 911 call, to patient vital signs, to billing information); aggregation of this type of data; and the ability to review and analyze information for remedial training/continuous quality initiatives (CQI) or other strategic planning efforts.

•	Ventilation, which involves air entering and leaving the lungs, allowing the body to expel carbon dioxide and oxygenate blood that circulates through a patient’s body. While ZOLL does not currently offer a product that specifically address this aspect of resuscitation, the Company regards it as a future growth area.

•	Hypothermia, which involves cooling an SCA patient a few degrees (i.e., to 91.5°F or 33°C), may play a role in helping resuscitated patients recover. The 2005 AHA Guidelines suggest that mild hypothermia may be beneficial to neurological outcome without significant risk of complications. While ZOLL does not currently offer a product that specifically address this aspect of resuscitation, the Company regards it as a future growth area.

ZOLL’s Core Technology

The Company’s line of resuscitation products include three core technologies that are implemented throughout the product line. They include:

•	Rectilinear Biphasic™ waveform, which is utilized in its line of professional defibrillators and AEDs;

•	External pacing technology in the Company’s professional defibrillators; and

•	Real CPR Help technology in its professional defibrillators and AEDs.

ZOLL’s Biphasic Waveform. External defibrillators deliver current over time to the heart, which results in a defined waveform shape. One type of waveform in use today is monophasic, meaning that current is delivered in a single pulse that flows in one direction. Another type is the biphasic waveform, which, in contrast, delivers current that first flows in a positive direction for a period of time and then reverses direction so that it flows in a negative direction.

ZOLL’s primary competitors offer biphasic waveforms using the same general waveform shape. However, the Company has developed a uniquely shaped biphasic waveform, which achieves higher efficacy at lower current levels than monophasic waveforms. ZOLL’s biphasic waveform reduces the heart’s exposure to high peak current, which helps to reduce risk to the patient, while increasing efficacy. In addition, ZOLL’s biphasic waveform keeps the waveform shape and duration constant over a wide range of patients whose differing physiologies affect the conduction of current, which also helps to improve efficacy.

External Pacing Technology. In 1984, the Company introduced a non-invasive temporary pacemaker based on the research of Paul M. Zoll, M.D., one of the Company’s founders. This technology, which was the cornerstone of the pacing capability in ZOLL’s line of hospital defibrillators, has been clinically shown to offer superior capture rates and provide lower mean capture thresholds. It also allows better patient tolerance of external pacing due to reduced current requirements and large surface area electrodes that deliver the current. In 1992, the AHA elevated non-invasive pacing to the initial treatment of choice for certain serious patient conditions (Class 1 for profound bradycardia). This means that external pacing should be performed on patients because of the clear benefit, with little risk. The Company believes that it was the market leader for this technology at that time, and remains so today.

Real CPR Help Technology in its Professional Defibrillators and AEDs. In 2002, with the launch of the AED Plus™, ZOLL introduced technology that allows rescuers to see and hear how well they perform the rate and depth of chest compressions during a cardiac arrest event. Along with the AED Plus, ZOLL has integrated this Real CPR Help technology into the AED Pro® and the newly introduced R Series™. The Company plans to add this technology to its other defibrillator products, including the E Series® and M Series®.

ZOLL’s Line of Resuscitation Products

The Company’s resuscitation products fall into the following categories:

•	Professional defibrillators, which include the M Series, E Series, newly introduced R Series, and the LifeVest® wearable defibrillator, which is prescribed by cardiologists;

•	AEDs that assist with manual CPR efforts, which include the AED Pro and the AED Plus;

•	Disposable electrodes used with ZOLL’s line of defibrillators;

•	The AutoPulse Non-invasive Cardiac Support Pump, used to automate the process of delivering chest compressions;

•	Documentation and information management, which include RescueNet™ for EMS personnel and CodeNet® for hospitals; and

•	Fluid replacement utilizing the ZOLL Infuser®, also known as the Power Infuser® in the military market.

Professional Defibrillators

A professional defibrillator is used by trained healthcare professionals to defibrillate a person in SCA. Healthcare professionals can review a patient’s heart rhythm, and manually determine and set the level of energy (known as Joules) used to defibrillate. ZOLL’s professional defibrillators also include monitoring parameters (e.g., oxygen saturation levels, and blood pressure, among others) to help assess a patient’s condition.

M Series Defibrillators. The M Series family of products was designed for both the hospital and pre-hospital markets. ZOLL currently sells 11 models of this device, including a model designed for critical care transport and a model tested and certified for use on military aircraft.

The large number of models reflects user selection and need for various features and options such as shock advisory capability, 12-lead ECG, diagnostic operation, or data transmission features. The M Series defibrillator is the Company’s best-selling product to date. It has been selected as the standard device by institutions such as Brigham and Women’s Hospital, The Mayo Clinic, Scripps Health System, The Johns Hopkins Hospitals, the U.S. Armed Forces, and the German Army. ZOLL believes that the M Series clinical superiority and range of features have helped maximize customer retention by reducing the need for operator retraining and enhancing operator confidence.

M Series defibrillators were designed to allow customers to add features depending upon their individual needs. Other features available include the following:

•	Complete Data Management. A code marker system follows protocols established by the AHA, and it allows complete documentation of an event with a “one touch” data annotation feature. The record made of the event includes all information collected by the defibrillator and can be upgraded to include an optional voice recording. All of this data is stored on a removable data card. It can also be transmitted electronically to other devices via a serial port, built-in modem, and Bluetooth® wireless communications, allowing significant flexibility in moving data for purposes of remote consultation and recordkeeping. ZOLL also developed software applications for the archiving and trending of this information.

•	Diagnostic 12-lead ECG with Interpretive Statement. The 12-lead feature enables a user to get a diagnostic ECG tracing, or a view of the heart’s electrical activity. 12-lead is used to provide rapid and early identification of myocardial infarction, commonly called a heart attack, in the pre-hospital setting. ZOLL pays royalties to GE Medical Systems (GEMS) on each 12-lead analysis program sold.

•	Interface to GEMS MUSE Cardiology Information System. The M Series and E Series defibrillators communicate directly with the GEMS Information Technologies MUSE cardiology information system. This MUSE interface provides direct communication of pre-hospital 12-lead ECG data into GE’s MUSE information system, eliminating the need for a dedicated receiving station or gateway.

•	Pulse Oximetry. Pulse oximeters determine the oxygen saturation levels in blood (SpO2), allowing a rapid identification of potential problems in the cardiopulmonary system. Since pulse oximeters can help detect the onset of cardiovascular incidents, pulse oximetry is now widely used in both hospital and pre-hospital settings when monitoring patient vital signs. While conventional pulse oximeters do not perform well during patient motion or in intense light, ZOLL uses Masimo Corporation’s patented technology, which is designed to overcome these technical problems. ZOLL purchases circuit boards and sensors from Masimo Corporation. The Company has a non-exclusive license to use the patented technology incorporated in these parts, which are incorporated, in turn, into ZOLL’s products.

•	Capnography. Capnography, also known as EtCO2, is the measurement of the amount of carbon dioxide being exhaled, allowing for rapid identification of potential problems in the cardiopulmonary system. ZOLL purchases circuit boards and sensors from Respironics Novametrix LLC that provide this feature. In October 2004, ZOLL announced new plug-and-play mainstream and side stream EtCO2 monitoring capability designed for ease of use in pre-hospital settings. Users can easily select the optimum CO2 monitoring method based on the patient’s condition.

•	Non-invasive Blood Pressure Measurement. ZOLL developed a non-invasive blood pressure measurement capability, also known as NIBP, and integrated it into the M Series and E Series defibrillators. ZOLL purchases circuit boards, hoses, and cuffs from SunTech Medical to provide this feature.

E Series Defibrillator. The E Series family of products is a line of defibrillators for the pre-hospital environment, which also offers a range of similar monitoring and data features that are also available on the M Series. The E Series was launched in July 2005 and began shipping in September 2005. Designed specifically for the EMS market, the E Series offers several unique features that will allow the Company to expand the EMS portion of the pre-hospital market. The E Series is targeted towards Advanced Life Support providers, and it includes all of the features of the M Series, as described above. ZOLL believes that the E Series is the only rugged, durable defibrillator available today that offers the following:

•	Designed to Meet the Needs of the EMS Environment. A suitcase-style with a protective roll cage allows customers to carry or store the device more easily. It also offers a Rapid Cable Deployment System™ that helps manage all the parameter cables, allowing for faster deployment.

•	TriMode Display. The E Series allows users to view the screen under virtually any lighting conditions.

•	Improved Event Synchronization. The E Series is equipped with a built-in GPS clock that allows customers to automatically synchronize all dispatch, defibrillator, and intervention call times, improving overall data accuracy.

R Series Defibrillator. Designed for hospitals, the Company believes that the R Series, announced in November 2006, sets a new standard for simplicity and operational readiness, which will help improve in-hospital resuscitation efforts. Moreover, the R Series simplifies and speeds up deployment of pacing and defibrillation therapy. It also offers tools that can help clinicians improve CPR performance. Finally, the R Series offers automated checks designed to help maximize the readiness of the R Series for clinicians. The R Series offers a range of new features:

•	The OneStep System. The OneStep System provides a single cable for pacing, monitoring, and defibrillation. It also includes one electrode set through which clinicians can monitor, pace, defibrillate, and get real-time feedback on chest compressions, also known as Real CPR Help.

•	Tools Help Users Improve CPR Performance. More than half of in-hospital codes involve non-shockable rhythms. In such cases, the only treatment for such rhythms is high-quality CPR, with minimal interruptions. The R Series offers See-Thru CPR™ functionality that helps clinicians minimize interruptions in CPR performance. While viewing the ECG on a monitor/defibrillator, artifact (i.e., “noise”) from chest compressions make it difficult to discern the presence of an organized heart rhythm unless compressions are halted. See-Thru CPR filters out this artifact so clinicians can view an underlying rhythm without stopping chest compressions.

In addition to See-Thru CPR, the R Series offers a visual aid known as the CPR Index™ that allows clinicians to see how well they are performing the rate and depth of chest compressions in real time. This Index, along with audible prompts (e.g., “Push Harder” and “Good Compressions”), helps clinicians improve CPR performance by integrating rate and depth into a single indicator on an easy-to-read display. With this feedback, clinicians know how well they are performing compressions and can quickly adjust their compressions to improve blood flow.

Additionally, all CPR performance data and the entire resuscitation record, including the ECG, can be downloaded into ZOLL CodeNet and reviewed for quality assurance and training purposes. CodeNet is the first system to help document, review, and manage a complete set of data for in-hospital resuscitation events, including both code event data and defibrillator data, on one synchronized timeline.

•

Self-testing and Readiness Checks. The R Series extends testing beyond shock delivery and checks more than 40 measures of readiness, including the presence of the correct cables and electrodes, the type of electrode, and other important electronics. The R Series can also verify the condition and expiration date of the electrode set. All of this testing occurs without disconnecting electrodes or paddles, or requiring additional equipment to test shock delivery. The system provides a printed or electronic log to alert hospital personnel of any concerns in advance of a code. A simple green check mark indicates that the R Series is ready for use.

As with all of ZOLL professional defibrillators, options will be added that will expand the offerings of the R Series in the future.

LifeVest Wearable Defibrillator. The LifeVest wearable defibrillator is worn by patients at risk for SCA. The LifeVest monitors the patient’s heart continuously, and if the patient goes into a life-threatening heart rhythm, the device delivers a shock treatment to restore the patient’s heart to a normal rhythm. To date, more than 3,700 patients have worn the LifeVest, resulting in more than 75 life-saving events. In April 2006, ZOLL completed the acquisition of the assets of Lifecor, Inc., and now manufactures and markets this wearable external defibrillator system through its subsidiary, ZOLL Lifecor Corporation.

Automated External Defibrillators

An automated external defibrillator (AED) is a portable device that analyzes the heart’s rhythm and, if necessary, allows a rescuer to deliver an electric shock to a victim of SCA. An AED can automatically determine the appropriate treatment for the victim, and provide rescuers with instructions usually via audio and text prompts. It typically consists of a main unit that provides controls and instructions, and detachable electrodes that the rescuer places on the victim’s body.

The latest research on AED usage suggests that rescuers will be advised to shock a victim only approximately half of the time an AED is used to treat sudden collapse. If no shock is advised, a rescuer should provide chest compressions and ventilation (CPR) until other rescuers arrive to improve the victim’s chances of survival. For that reason, ZOLL believes that an AED designed for the infrequent rescuer needs to provide the best possible support for CPR. CPR is often associated with a return of a “shockable” ventricular rhythm, making defibrillation possible later in the event. Rescuers, therefore, must be capable of both using the AED and providing temporary circulatory support with CPR.

AED Plus Automated External Defibrillator. Introduced in 2002, the AED Plus was the first automated external defibrillator to address circulatory support. The AED Plus provides real-time feedback on the rate and depth of CPR chest compressions. The Company believes that no other AED on the market currently offers such capability. Designed for the infrequent user, the AED Plus assists the user in defibrillation and CPR, and incorporates several unique and proprietary elements designed to provide more comprehensive support for infrequent rescuers. The device also includes a highly simplified graphical user interface, one-piece electrode pads, and easily obtained consumer batteries for operation. The AED Plus supports the complete Chain of Survival (early access, early CPR, early defibrillation, early advanced care), helping rescuers with all SCA victims—even those victims for whom no defibrillating shock is advised.

The AED Plus uses a one-piece, extended-shelf-life (five years) electrode system called CPR-D•padz™. The device and electrode system incorporate a unique, instantaneous feedback feature, known as Real CPR Help, that allows rescuers to perform CPR chest compressions, according to the AHA/ERC Guidelines, by guiding their rate and depth.

Other features include an LCD display that can be configured to display the ECG; a graphical interface to remind rescuers how to use the device properly to follow the recommended life-saving steps; use of low-cost consumer lithium batteries available at retail stores; and the incorporation of an infrared-based communications system for managing data collected during the use of the device. Support products include a training unit that mimics the device’s operation and helps teach early defibrillation and CPR skills, simulators to demonstrate and test operation of the unit, carrying cases, wall boxes, and training materials.

AED Pro Automated External Defibrillator. The AED Pro was introduced in March 2005. The AED Pro offers Real CPR Help, a large display that allows users to see the patient’s ECG. It also offers advanced capabilities for Basic Life Support (BLS) and Advanced Life Support (ALS) users. These features include ECG monitoring with standard ECG electrodes; combined AED capability with manual defibrillation, with controlled access for ALS users; and heightened ruggedness and durability.

The AED Pro offers more sophisticated functionality and durability than typical AEDs for first responders and lay rescuers. By including these features in an AED, ZOLL provides emergency personnel with more advanced treatment tools. This new product allows ZOLL to build further on the success of the AED Plus and the M Series in the EMS and hospital markets. The AED Pro fits directly between these two products because it is flexible enough to meet requirements in tiered systems that include both BLS and ALS-trained personnel. The Company believes the AED Pro can be targeted to this market niche, since it supplements a professional user’s need for an advanced defibrillator, with the ease and convenience offered by an AED.

AutoPulse Non-invasive Cardiac Support Pump

The Company develops and markets the ZOLL AutoPulse, which is manufactured at our ZOLL Circulation subsidiary in Sunnyvale, California. The AutoPulse is an automated, portable device that provides temporary circulation of blood to patients whose hearts have stopped pumping blood. It is comprised of a backboard and a simple load-distributing LifeBand® that fastens across a victim’s chest. The AutoPulse automatically calculates the patient’s shape and size for maximum compression/decompression benefit without the need to enter patient information or make manual adjustments. The AutoPulse improves the consistency of circulatory support, while reducing the manpower required to perform CPR.

The AutoPulse compresses the entire chest in a unique, consistent “hands-free” manner, moving much more blood than can be moved with manual CPR chest compressions. Additionally, it offers the benefit of freeing up rescuers from performing manual chest compressions so they can focus on other life-saving interventions. It also can decrease the risk of injury to the rescuer when compared to doing manual compressions in the back of a moving ambulance or on a hospital gurney.

At the end of fiscal 2006, there were approximately 450 agencies and hospitals worldwide using the AutoPulse as part of their resuscitation protocols.

Information Management

Resuscitation and Other Information for EMS. The Company’s ZOLL Data Systems subsidiary provides various software products to support an EMS organization’s operation. ZOLL Data Systems develops and markets ZOLL RescueNet, an integrated suite of data management solutions that is designed to maximize specific business processes through the information presented via a common database. RescueNet is a fully integrated data management system that gathers and centralizes information, and links the pre-hospital chain of events into a single EMS system.

RescueNet benefits EMS agencies by reducing duplication of processes and data entry, improving data accuracy and data sharing with an increase in operational efficiency, and—most importantly—improved patient care and enhanced quality of service. RescueNet has been installed at more than 700 EMS customer locations in the United States, Canada, the United Kingdom, and Australia. Through their EMS-specific functionality, RescueNet solutions allow these organizations to obtain measurable process and quality improvements. Such improvements include better clinical documentation and quality of service, more efficient cash flow, and operations that are more effective. Furthermore, RescueNet solutions allow customers to review data to make better-informed decisions that help improve resuscitation protocols and outcomes.

Resuscitation Information for Hospitals. ZOLL develops and markets software for data collection related to resuscitation practices in hospitals. ZOLL offers a system called CodeNet to provide data collection during resuscitation and to later organize this data into useful information related to performance measures for resuscitation practices. Other competitors in the hospital market offer products that are similar but, the Company believes, generally much more limited in scope and capability than CodeNet.

CodeNet allows the electronic documentation of events during a cardiac arrest event in a hospital, with automatic time stamping. The individual patient record can be combined with the defibrillator record after the event, resulting in complete time synchronization of all interventions during a cardiac arrest event. Additionally, CodeNet also provides a link to download case event information to the AHA’s National Registry of Cardiopulmonary Resuscitation, a database of in-hospital cardiac arrest events.

Fluid Replacement

Power Infuser for Fluid Resuscitation Efforts. Infusion Dynamics, a division of ZOLL, manufactures and markets the ZOLL Infuser (also known as the Power Infuser in military settings), a small, lightweight, easy-to-use device that provides highly controlled, rapid delivery of intravenous (IV) fluids to trauma victims. Primarily sold to the military, this product has applications in aeromedical transport, EMS, and emergency room settings.

The ZOLL Infuser utilizes a patented process to precisely control the infusion of fluid into the patient to significantly improve the resuscitation benefit. Its automated fluid control features are suited to the harsh conditions typically found on a battlefield or in EMS environments. The technology is highly efficient, allowing the device to be extremely small and portable and to run off standard AAA batteries.

The ZOLL Infuser helps provide circulatory support through IV fluid administration. Fluid is the primary treatment for hypovolemia, which is the decrease in the volume of circulatory blood, a common condition found in trauma patients that can lead to shock and death.

The infusion of fluids to treat hypovolemia is typically accomplished using a gravity driven feed, often by elevating a bag on an IV pole. Gravity can be augmented by squeezing the bag manually or with an inflatable pressure infuser. These typical methods are cumbersome to use in many emergency settings and do not provide for the accurate control of the amount of fluid entering the patient. Since both over and under-infusion can be life threatening, the ZOLL Infuser allows for controlled delivery of fluids, which is critical for survival.

Disposable Electrodes

ZOLL offers a variety of single-patient-use, proprietary disposable electrodes for use with ZOLL’s line of defibrillators and AEDs. Among the Company’s primary competitors, ZOLL is the only company to engineer and manufacture its own electrodes. ZOLL has continually innovated and upgraded its electrode product line, including the pro•padz® Biphasic Multi-function Electrodes specifically designed for use with the ZOLL Rectilinear Biphasic™ waveform for cardioversion of atrial fibrillation. In November 2006, ZOLL introduced the OneStep electrode system and stat-padz® with Real CPR Help in conjunction with the launch of the ZOLL R Series. The OneStep System provides a single cable for pacing, monitoring, and defibrillation. It also includes one electrode set through which clinicians can monitor, pace, defibrillate, and get real-time feedback on chest compressions, also known as Real CPR Help. In fiscal 2002 ZOLL introduced, in conjunction with its AED Plus defibrillator, the unique one-piece CPR-D•padz™ electrode, which provides feedback on the quality of CPR compressions.

A factor that might lead to higher electrode sales is the use of interpretive algorithms for automated defibrillation. The monitoring required to assess the patient’s condition can only be achieved with electrodes and not with the traditional defibrillation paddles. Additionally, the use of automated external defibrillators in non-medical settings, and the CPR-D•padz electrode introduced with the AED Plus, and now available on the AED Pro, should also contribute to our electrode revenues in the future.

Our Opportunity to Improve Resuscitation Technology

The Company sees a large opportunity to improve resuscitation technology by:

•	Continuing to offer superior professional pacing and defibrillation products;

•	Expanding our product line beyond defibrillation to address other aspects of resuscitation; and

•	Competing with well-differentiated AEDs in the public access market.

Continuing to Offer Superior Professional Pacing and Defibrillation Products. Our strategy is to focus on developing products that deliver superior clinical performance, rapid therapy, meaningful information, high user confidence, and economic value that differentiate our products from competitive offerings. ZOLL has gained a special understanding not only of external cardiac pacing and defibrillation—critical electrical therapies for survival—but also of their importance and relationship within the larger area of resuscitation. ZOLL believes this understanding is one of the factors that has made us successful. Furthermore, ZOLL believes its experience and success in this area will translate into the broader market related to all resuscitation products, which is a large and growing market driven by increasing clinical needs.

Expanding Our Product Line Beyond Defibrillation to Address other Aspects of Resuscitation. Recent clinical research and changes in the 2005 AHA/ERC Guidelines highlight a renewed focus on the importance of CPR performance. The AutoPulse can help professional rescuers and clinicians improve CPR performance and allow them to focus on other life-saving interventions. As an adjunct to CPR efforts, the AutoPulse can move more blood more consistently than can manual chest compressions. ZOLL acquired the rights for this product through the acquisition of Revivant Corporation, now ZOLL Circulation, Inc., in early fiscal 2005. ZOLL believes the long-term market for this product approximates the size of the worldwide professional external defibrillator market, estimated to be $600 million. In addition, the ZOLL Infuser offers rescuers the opportunity to better manage fluid administration in critical patients, another aspect that can help improve resuscitation efforts.

Competing with Well-differentiated AEDs in the Public Access Market. The AED Plus is a device for the large and relatively untapped public access defibrillation market. It is relatively low-cost, easy to operate, and unique. ZOLL believes that it can leverage its experience selling to EMS personnel in efforts to sell devices to first responders such as police and firefighters. The Company also markets devices to other non-traditional providers of healthcare and have agreements with approximately 400 independent distributors and manufacturers’ representatives to sell the AED Plus. Based on data from Frost & Sullivan, ZOLL believes the worldwide market for AEDs is approximately $315 million, and growing at 12% a year.

ZOLL’s Markets

The Company divides its market into three principal customer/geographic categories: North American hospital; North American pre-hospital, which consists of an EMS and public-access component; and international.

North American Hospital Market. The North American hospital market consists of approximately 6,000 acute care community hospitals and 1,000 additional hospitals. ZOLL also includes military hospitals and applications in this market.

ZOLL defibrillators are used extensively in top hospitals included on a recent U.S. News and World Report “Honor Roll” list. To be on the “Honor Roll,” a hospital had to demonstrate breadth of excellence by achieving a high ranking in no fewer than six specialties. More than 50% of the 16 “Honor Roll” hospitals use ZOLL, and eight of the 16 are completely standardized to ZOLL defibrillators.

Hospitals have traditionally used cardiac resuscitation equipment, both for patients admitted with SCA and for patients at risk of SCA undergoing other treatments. Many hospital procedures such as surgery, cardiac catheterization, stress testing, and general anesthesia may induce arrhythmias or SCA, and hospitals frequently use cardiac resuscitation devices on a stand-by basis in connection with these procedures. Since immediate treatment is the critical factor for successful cardiac resuscitation, hospitals typically place resuscitation devices throughout their facilities, including the cardiac and critical care units, emergency rooms, operating rooms, electrophysiology laboratories, and general wards.

There is also increasing interest in “time to defibrillation” in the hospital setting where patients who are not monitored or disconnected from monitors may experience SCA and, consequently, a delay in either response or treatment. Hospitals are increasingly looking for new technologies that can help them protect patients from events such as SCA or allow them to move patients to less acute beds earlier to reduce the cost of their admission.

As a result, hospitals are installing defibrillators with AED capability in clinical areas for rapid use by the professional clinical staff. Lower cost, simplified AEDs have also been installed in non-clinical areas such as lobbies, food-service areas, and parking facilities for operation by hospital non-clinical staff, including security personnel, in the event of a cardiac arrest outside of patient units.

ZOLL currently believes that overall market growth for hospital defibrillator sales remain at approximately 3%, which is fueled by increased capabilities including monitoring parameters, CPR support, ECG filtering and analysis to minimize interruptions in CPR, along with data, communication, and asset management support. ZOLL believes that it has approximately 35% market share of the estimated $240 million North American Hospital market.

ZOLL believes that CPR performance, along with early defibrillation, also is an issue in this market, given that recent research notes that CPR performance in hospitals is less than optimal. One study of in-hospital cardiac arrest, published in JAMA, noted that “the quality of multiple parameters of CPR was inconsistent and often did not meet published guideline recommendations, even when performed by well-trained hospital staff. The importance of high-quality CPR suggests the need for rescuer feedback and monitoring of CPR quality during resuscitation efforts.”

The AutoPulse is another tool that can assist with circulatory support for cardiac arrest patients in hospitals. Currently, the majority of AutoPulse devices sold to hospitals are found in emergency departments and intensive care units. Since research shows that the success of in-hospital manual resuscitation attempts remains relatively unchanged, and overall survival-to-discharge rates are poor (17% in one study published in 2003), ZOLL believes that AutoPulse adoption will increase, as clinicians understand how the AutoPulse can help improve overall CPR performance, with the goal of increasing survival rates.

North American Pre-hospital Market. The North American Pre-hospital market includes an EMS component that consists of care providers such as paramedics, Emergency Medical Technicians (EMTs), firefighters, police, and other first-response personnel with responsibilities for public safety. The pre-hospital public-access component includes non-traditional responders to medical emergencies who have been trained to use AEDs, including security personnel, staffs in occupational settings, alternate-care settings, school personnel, and office staff.

Most SCAs and heart attacks occur outside of the hospital. Due to the importance of immediate treatment, there is a substantial market for portable cardiac resuscitation equipment designed for use by various emergency responders. The most highly trained segment of the pre-hospital market is comprised of paramedics, who are authorized and trained to use defibrillators to treat SCA. In addition, paramedics are becoming increasingly aware of external pacing as a standard of care for the treatment of bradycardia. The Company believes the use of combination pacemakers/defibrillators will become more widespread in the pre-hospital setting. Paramedics are also able to use more advanced diagnostics, such as diagnostic 12-lead. EMTs, who are authorized to use automated external defibrillators, comprise a significant portion of the potential pre-hospital market as well.

ZOLL believes the opportunity for growth in pre-hospital market is large. Presently, ZOLL believes that most of the estimated 35,000 ambulances in the U.S. are equipped with defibrillators, and that other first-response emergency vehicles will represent an increasingly important market for cardiac resuscitation equipment as the medical community places increased priority on providing such equipment and the necessary training to all first responders. As older defibrillators are replaced on ambulances and other emergency vehicles, they will include additional monitoring capabilities and features necessary to provide better patient care.

ZOLL currently believes that overall market growth for EMS defibrillator sales remain at approximately 7%. ZOLL believes that it has approximately 43% market share of the $220 million North American Pre-hospital market.

In addition to defibrillators, there is an opportunity to increase the number of other CPR-support devices. ZOLL believes that the AutoPulse can also be a viable life-saving tool on ambulances and some first-response emergency vehicles because of its ability to improve CPR performance and decrease the risk of injury to rescuers, when compared to doing manual compressions in the back of a moving ambulance.

ZOLL also developed a series of software products (RescueNet) to address what the Company considers to be a growing need in the EMS market for an integrated data management system. RescueNet provides customers with a single data management system that integrates dispatch, resuscitation information, field data collection, mobile vehicle data communication, billing, resource planning and scheduling, and quality assurance functions. With seamless integration as the advantage, a majority of ZOLL’s EMS customers have purchased more than one of the products from the RescueNet suite, such as the dispatch and billing systems.

Today, most EMS data is entered by hand on clipboards and then distributed or re-entered manually into databases to meet regulatory and insurance reporting requirements. The timeliness, accuracy, and efficiency of this process are key factors in the receipt of payments from third-party payors. Capturing the resuscitation information within the field data system and wirelessly downloading all the field data to the billing system provides great efficiency. A significant amount of revenue is lost due to data entry errors, and misplaced paperwork or data. Time is lost duplicating data entries. As a result, ZOLL believes that the market for EMS field data management is significant and growing rapidly. ZOLL estimates the potential market for all EMS software to be more than $400 million.

As part of the pre-hospital market, public access includes non-traditional, non-healthcare users of AEDs such as the AED Plus. ZOLL believes this market is growing because of the increased awareness of the life-saving potential of simplified lower cost devices, which can be used before the arrival of professional rescuers. Efforts by the AHA, American Red Cross, National Safety Council, and Sudden Cardiac Arrest Foundation should help to expand public knowledge of AEDs and increase demand for these devices.

The passage of U.S. Federal and State Good Samaritan legislation increases the likelihood that non-medically trained personnel will be providing care to victims of SCA. Furthermore, some states are passing legislation encouraging, even requiring, AEDs in public places (e.g., schools, health clubs, state buildings). These legislative efforts continue to expand AED usage by non-traditional users including police, fire, and highway patrol personnel. The AHA and virtually all corresponding international organizations have established programs to bring early defibrillation to communities. Early defibrillation is included in the AHA CPR training for all healthcare personnel and some laypersons. ZOLL believes that these developments, together with the introduction of AEDs in highly visible places, will lead to a larger market for AEDs.

Virtually any location with a large number of people has the potential for the purchase and installation of an AED. The incorporation of AED use in all CPR training exposes more people to this life-saving technology, increasing awareness and potential adoption. Focus on early defibrillation and AEDs by the AHA, the American Red Cross, and similar organizations affirms the public health benefit, also driving the adoption of this technology in places such as businesses, factories, schools, health clubs, and homes.

Given the diverse nature of customers in this market, ZOLL uses a mix of alternate distribution, including direct staff, distributors, and manufacturers’ representatives in those markets that are too small to support a direct sales force. ZOLL expects that this market could be serviced by other alternative distribution methods, such as e-commerce, which can supplement and reduce ZOLL’s need for an expensive sales force. ZOLL currently believes that it has approximately 10% of the estimated $260 million public-access market.

International Market. The international market includes both hospital and pre-hospital customers outside of North America. Overall, the international market for defibrillators is less developed than the market in the U.S. In some international locations, unlike the North American market, the administration of pacing and defibrillation in hospitals and EMS is generally viewed as a skill reserved for physicians. Few other staff members are trained to administer such treatment, although this is changing. The international market for defibrillators for use outside of hospitals varies considerably from country to country, but is generally less developed than the market in North America.

ZOLL believes that the international market for defibrillators will grow for a number of reasons:

•	Demand for defibrillators is expected to grow as more hospitals are built and existing hospitals modernize and update their approaches to cardiac and emergency care.

•	Emerging standards of care and the acceptance of automated equipment could result in increased use of cardiac resuscitation equipment by a broader range of healthcare personnel in the international market.

•	The ERC, the British Heart Foundation, and virtually all cardiac-oriented organizations in Europe, as well as the Australian Resuscitation Council, have strongly supported initiatives to expand the availability of defibrillators as a major public health initiative.

•	While external pacing is still used much less frequently in Europe and other parts of the world than it is in the U.S., many countries are beginning to implement cardiac life support protocols that incorporate external pacing as a standard component. Because most international defibrillators do not presently feature external pacing, the move to defibrillators with external pacing could increase international demand for ZOLL’s E Series, M Series, and R Series defibrillators.

•	The market for public access defibrillation is rapidly growing in Western Europe and Australia as the governments of these regions have begun to lessen the restrictions on physician-only administration of defibrillation. As other international markets begin to follow, there will be additional opportunities for government-driven programs.

ZOLL has a significant growth potential in the international market. Currently, ZOLL believes it has 14% of a $400 million market for defibrillators, which is growing at approximately 7% a year. In Europe, the Company’s growth opportunities are many. Due to our direct sales representatives in the major markets of the United Kingdom and Germany, the Company has achieved success and will continue its efforts, particularly in hospitals. ZOLL will also maintain its strategy of customer exposure to its products through professional direct sales representatives, while expanding its indirect distribution where appropriate. Finally, there are large untapped opportunities in China and the Far East, and ZOLL is beginning to establish a presence in these countries. The Company’s new product plans, superior product conception and design, synergies of distribution, data synergies and a professional sales organization should allow ZOLL to increase market share.

The Company believes that it can take advantage of the growth in the international market for defibrillators based on the continued success of the M Series defibrillators, and the growing acceptance of the E Series, AED Plus and AED Pro defibrillators.

ZOLL also believes that the international market potential for the AutoPulse will be as large as that of the U.S. market. Cardiac arrest survival rates are as low as those in the U.S., and the resuscitation process has remained relatively unchanged for nearly 15 years. The AutoPulse can help to augment this process by automating the process of delivering chest compressions to people in sudden cardiac arrest.

Competition

Our principal competitors in the U.S. in the area of defibrillation (in hospital and EMS) are the Emergency Response Systems Division of Medtronic Inc. and Royal Philips Electronics. Both Medtronic and Philips compete across our entire defibrillator product line. ZOLL also competes with Cardiac Science Corporation, Welch Allyn, HeartSine Technologies, and Defibtech in the lower cost AED market. In the international market, ZOLL competes with Medtronic, Philips, most AED competitors, and several other companies depending upon the country. Medtronic is generally the market leader in the industry. Medtronic recently announced that it will spin off its external defibrillator business (Physio Control, Inc.) into a separate, publicly-traded company.

The business of developing and marketing software for data collection, billing, dispatching, and management in the EMS market is competitive. Competitors in this business include Roam-IT, ESO Solutions, Golden Hour, Innovative Engineering, Healthware Technologies, Inc., Safety Pad Software, ImageTrend, Inc., eCore Software Solutions, Inc., PDSI Software, Inc., EnRoute Emergency Services (formally known as Geac Computer Corporation, Ltd.), DocuMed, Inc., Tritech Software Systems, Inc., Ortivus AB, RAM Software Systems, Inc., Intergraph Corporation, and AmbPac, Inc. None of these competitors currently has a product that provides an integrated solution comparable to the RescueNet products. Medtronic ERS and Medusa Medical Technologies have a marketing arrangement for a field data solution.

ZOLL develops and markets software for data collection related to resuscitation practices in hospitals. ZOLL offers a system called CodeNet to provide data collection during resuscitation and to later organize this data into useful information related to performance measures for resuscitation practices. The primary alternative to our products in the hospital market involves manual interface between the defibrillator and the hospital’s information systems.

The Company believes that the AutoPulse currently has no significant competition in the U.S. other than manual CPR; however, Medtronic has entered into a distribution agreement with Jolife, of Sweden, to market its Lucas CPR® Pump, which is a piston-driven device powered by a continuous source of compressed oxygen or air. The device pushes down on the center of the chest as in manual CPR. Medtronic has focused most of its efforts with this product in Europe, especially the United Kingdom. With Medtronic’s recent FDA clearance for this product in the U.S., ZOLL expects Medtronic to move aggressively into the U.S. market. Another company, Michigan Instruments, markets a product in the U.S. called the Thumper® 1007 that mimics traditional chest compressions by compressing the heart via a mechanized, air-driven piston device.

Competitive Factors

The Company believes that the principal competitive factors in the hospital market for cardiac resuscitation equipment are clinical efficacy, reliability, portability, ease-of-use, and standardization. In the EMS portion of the pre-hospital market, in addition to the foregoing considerations, durability, a reliable battery system, and availability of 12-lead ECG capabilities are significant competitive factors. ZOLL believes that its products compete favorably with respect to each of these factors.

Non-invasive temporary pacemakers and external defibrillators, such as those that ZOLL sells, are used in emergency situations and, accordingly, do not compete with permanent, implantable pacemakers or defibrillators that are used to treat chronic arrhythmias. In fact, the products are complementary, because emergency cardiac resuscitation is often required during the implantation of a permanent device.

ZOLL believes that principal competitive factors across all areas of its market include:

•	A broad diverse range of resuscitation products that address a range of issues including electrical, circulatory, ventilation, and data management;

•	Superior, proven CPR assistance technology in its line of defibrillators;

•	A 20+-year history of clinical excellence;

•	User simplicity, convenience, and ease of use; and

•	An integrated approach involving its line of defibrillators and their ability to share data for training and CQI purposes.

Foreign Operations

ZOLL currently conducts business outside of the United States through subsidiaries in Canada, England, Germany, Austria, The Netherlands, France, Australia, and the United Kingdom. The Company operates a number of additional international offices and has entered into distributor and sales representative business relationships in the world’s major markets. ZOLL sells its products in more than 140 countries. For additional information concerning foreign operations, see Note N of the Notes to Consolidated Financial Statements.

Research and Development

ZOLL’s research and development strategy is to continually improve and expand its product lines by combining existing proprietary technologies, newly developed proprietary technologies and the technologies of ZOLL’s best-in-class partners into new product offerings that provide additional valued benefits to its customers. ZOLL pursues a multi-disciplinary approach to product design that includes substantial electrical, mechanical, software and biomedical engineering efforts. The Company is currently focusing research and development programs in data management, additional product variants of the R Series and AED Plus product lines, next-generation product platforms, continued clinical trials, expansion of its long-term technical research efforts, and other initiatives. Research and development expenses for 2006, 2005, and 2004 were approximately $23.4 million, $22.9 million, and $18.4 million, respectively.

Manufacturing

ZOLL’s primary manufacturing facilities are located in Chelmsford, Massachusetts; Pawtucket, Rhode Island; Plymouth Meeting, Pennsylvania; Sunnyvale, California; and Pittsburgh, Pennsylvania. In Chelmsford, ZOLL generally assembles its defibrillation devices from components produced to its specifications by ZOLL’s suppliers. In Pawtucket, ZOLL manufactures its electrode products. As of March 2004, as the result of the acquisition of the assets of Infusion Dynamics, Inc., ZOLL has a manufacturing facility located in Plymouth Meeting, Pennsylvania that assembles the Power Infuser. As of October 2004, as a result of our acquisition of Revivant Corporation (now ZOLL Circulation, Inc.), ZOLL has a manufacturing facility located in Sunnyvale, California, where the AutoPulse is manufactured. As of April 2006, as a result of the Company’s acquisition of the assets of Lifecor, Inc., the Company’s ZOLL Lifecor subsidiary has a manufacturing facility located in Pittsburgh, Pennsylvania, where the LifeVest in manufactured.

Patents and Proprietary Information

ZOLL and its subsidiaries currently hold approximately 85 U.S. and approximately 30 foreign patents, and numerous pending applications. The Company’s patents and patent applications relate to pacing, defibrillation, CPR and other resuscitation therapies.

Customers

There is no customer whose purchases accounted for 10% or more of the Company’s revenues and whose loss the Company believes would have a material adverse effect on the Company and its subsidiaries taken as a whole. Total sales to various branches of the United States military were approximately $20 million in 2006, $14 million in 2005 and $30 million in 2004. No single customer accounted for more than 10% of the Company’s total net sales or accounts receivable.

Employees

As of October 2, 2006, ZOLL employed approximately 1,080 people on a full-time basis, nearly 1,000 in the United States and the remainder outside the U.S. None of its employees are subject to collective bargaining agreements.

Marketing and Sales

ZOLL operates with sales and managerial staff comprised of direct representatives and their managers, distribution managers, special account representatives, distributors and manufacturer’s representatives throughout the world. In the United States, the staff is split into dedicated groups, focused on the hospital, EMS, and public safety markets. In the United States, ZOLL sells products directly to hospitals and EMS and through distributor, manufacturer’s representatives, and other indirect channels in the public safety market. The organization is similar in its international markets, and a mix of both direct and indirect channels are maintained relative to a country’s size and business potential. ZOLL sells its RescueNet and LifeVest products through two separate, dedicated sales forces.

Backlog

ZOLL ended fiscal 2006 with a backlog of approximately $13 million. The Company anticipates that all of this backlog will ship during fiscal 2007. As the Company continues to grow, in order to facilitate shipments in light of the heavy end-of-quarter orders, ZOLL believes it needs to establish a permanent backlog level of orders that will not be shipped at the end of each quarter. ZOLL believes this will help improve efficiency, lower costs and improve profitability as it will make it less likely that the Company will be required to incur substantial additional costs at the end of the quarter. Due to possible changes in delivery schedules, cancellation of orders and delays in shipments, ZOLL’s backlog at any particular date is not necessarily an accurate predictor of revenue for any succeeding period.

Government Regulation

The manufacture and sale of ZOLL’s products are subject to extensive regulation by numerous governmental authorities, principally by the Food and Drug Administration, or FDA, and corresponding foreign agencies. The FDA administers the Federal Food, Drug and Cosmetic Act and the regulations promulgated there under. ZOLL is subject to the standards and procedures with respect to the manufacture of medical devices and are subject to inspection by the FDA for compliance with such standards and procedures.

The FDA classifies medical devices into one of three classes depending on the degree of risk associated with each medical device and the extent of control needed to ensure safety and effectiveness. ZOLL’s manual defibrillation and pacing products have been classified by the FDA as Class II devices. ZOLL’s AED products have been classified as Class III devices. These devices must secure a 510(k) pre-market notification clearance before they can be introduced into the United States market. The process of obtaining 510(k) clearance typically takes several months and may involve the submission of limited clinical data supporting assertions that the product is substantially equivalent to an already approved device or to a device that was on the market before the enactment of the Medical Device Amendments of 1976.

Every company that manufactures or assembles medical devices is required to register with the FDA and adhere to certain “good manufacturing practices” in accordance with the FDA’s Quality System Regulation, which regulates the manufacture of medical devices, prescribes record-keeping procedures and provides for the routine inspection of facilities for compliance with such regulations. The FDA also has broad regulatory powers in the areas of clinical testing, marketing and advertising of medical devices.

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

ZOLL is also subject to regulation in each of the foreign countries where its products are sold. Many of the regulations applicable to the Company’s products in such countries are similar to those of the FDA. The national health or social security organizations of certain countries require that ZOLL’s products be qualified before they can be marketed in those countries.

Investor Information

Financial and other information relating to the Company can be accessed from the Company’s main Internet website (http://www.zoll.com) by clicking on “Investor Relations”. Information on, or linked to, our website is not part of this Annual Report on Form 10-K. The Company makes available, free of charge, copies of its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, as soon as reasonably practicable after filing such material electronically or otherwise furnishing it to the SEC. A copy may also be obtained upon written request to the Company at: Stockholder Relations, ZOLL Medical Corporation, 269 Mill Road, Chelmsford, MA 01824-4105.

Item 1A. Risk Factors.

If We Fail to Compete Successfully in the Future against Existing or Potential Competitors, Our Operating Results May Be Adversely Affected

Our principal global competitors with respect to our entire cardiac resuscitation equipment product line are Medtronic Emergency Response Systems (Medtronic ERS) and Royal Philips Electronics (Philips). Medtronic ERS is a subsidiary of Medtronic, Inc., a leading medical technology company and has been the market leader in the defibrillator industry for over 20 years. As a result of Medtronic’s dominant position in this industry, many potential customers have relationships with Medtronic that could make it difficult for us to continue to penetrate the markets for our products. In addition, Medtronic and Philips and other competitors each have significantly greater resources than we do. Accordingly, Medtronic, Philips and other competitors could substantially increase the resources they devote to the development and marketing of products that are competitive with ours. These and other competitors may develop and successfully commercialize medical devices that directly or indirectly accomplish what our products are designed to accomplish in a superior and/or less expensive manner. In addition, although our biphasic waveform technology is unique, our competitors have devised alternative biphasic waveform technology. Medtronic recently announced its intention to spin off its external defibrillator business into a separate publicly-traded company. How this development will affect the competitive landscape is unclear.

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

There is significant competition in the business of developing and marketing software for data collection, billing, scheduling, dispatching and management in the emergency medical system market. Our principal competitors in this business include Medusa Medical Technologies, Inc., Healthware Technologies, Inc., Safety Pad Software, ImageTrend, Inc., eCore Software Solutions, Inc., PDSI Software, Inc., EnRoute Emergency Systems (formerly Geac Computer Corporation, Ltd.), DocuMed, Inc., Tritech Software Systems, Inc., Ortivus AB, RAM Software Systems, Inc., Intergraph Corporation, AmbPac, Inc., Roam-IT, ESO Solutions, Golden Hour and Innovative Engineering, some of which have greater financial, technical, research and development and marketing resources than we do. Because the barriers to entry in this business are relatively low, additional competitors may easily enter this market in the future. It is possible that systems developed by competitors could be superior to our data management system. Consequently, our ability to sell our data management system could be materially affected and our financial results could be materially and adversely affected.

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

If we are delayed or fail to achieve these market development initiatives, we may encounter difficulties building our customer base for these products. Sub-par results from any of these items, such as inconclusive results from clinical trials (for example, the ASPIRE trial of the AutoPulse), could cause our operating results to be unfavorably affected.

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

We Can be Sued for Producing Defective Products and We May be Required to Pay Significant Amounts to Those Harmed If We are Found Liable, and Our Business Could Suffer from Adverse Publicity

The manufacture and sale of medical products such as ours entail significant risk of product liability claims, and product liability claims are made against us from time to time. Our quality control standards comply with FDA requirements and we believe that the amount of product liability insurance we maintain is adequate based on past product liability claims in our industry. We cannot be assured that the amount of such insurance will be sufficient to satisfy claims made against us in the future or that we will be able to maintain insurance in the future at satisfactory rates or in adequate amounts. Product liability claims could result in significant costs or litigation. Several product liability lawsuits are currently pending. A successful claim brought against us in excess of our available insurance coverage or any claim that results in significant adverse publicity against us could have a material adverse effect on our business, financial condition and results of operations.

Recurring Sales of Electrodes to Our Customers May Decline

We typically have recurring sales of electrodes to our customers. Other vendors have developed electrode adaptors that allow generic electrodes to be compatible with our defibrillators. If we are unable to continue to differentiate the superiority of our electrodes over these generic electrodes, our future revenue from the sale of electrodes could be reduced, or our pricing and profitability could decline.

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

Our Dependence on Sole and Single Source Suppliers Exposes Us to Supply Interruptions and Manufacturing Delays Caused by Faulty Components That Could Result in Product Delivery Delays and Substantial Costs to Redesign Our Products

Although we use many standard parts and components for our products, some key components are purchased from sole or single source vendors for which alternative sources at present are not readily available. For example, we currently purchase proprietary components, including capacitors, display screens, gate arrays and integrated circuits, for which there are no direct substitutes. Our inability to obtain sufficient quantities of these components as well as our limited ability to deal with faulty components may result in future delays or reductions in product shipments, which could cause a fluctuation in our results of operations.

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

The provisions of Section 404 of the Sarbanes-Oxley Act of 2002 first applied to us for the fiscal year 2005. Accordingly, we completed a project to document, review, test, evaluate and conclude on our systems of internal controls. We have also completed our testing of our internal control systems and we did not identify any material weaknesses in our system of internal controls in either fiscal 2005 or fiscal 2006. As we move through fiscal 2007, we will continue to monitor our internal control environment and perform testing as required by Section 404 rules. There can be no guarantee that, in the future, we will not detect the existence of a material control weakness. Disclosure of a material weakness in our system of internal control may cause our stock price to fluctuate significantly.

Uncertain Customer Decision Processes May Result in Long Sales Cycles, Which Could Result in Unpredictable Fluctuations in Revenues and Delay the Replacement of Cardiac Resuscitation Devices

Many of the customers in the pre-hospital market consist of municipal fire and emergency medical systems departments. As a result, there are numerous decision-makers and governmental procedures in the decision-making process. In addition, decisions at hospitals concerning the purchase of new medical devices are sometimes made on a department-by-department basis. Accordingly, we believe the purchasing decisions of many of our customers may be characterized by long decision-making processes, which have resulted in and may continue to result in long sales cycles for our products. For example, the sales cycles for cardiac resuscitation products typically have been between six and nine months, although some sales efforts have taken as long as two years.

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

Our International Sales Expose Our Business to a Variety of Risks That Could Result in Significant Fluctuations in Our Results of Operations

Approximately 27% of our sales for the year ended October 1, 2006 were made to foreign purchasers and we plan to increase the sale of our products to foreign purchasers in the future. As a result, a significant portion of our sales is and will continue to be subject to the risks of international business, including:

•	fluctuations in foreign currencies;

•	trade disputes;

•	changes in regulatory requirements, tariffs and other barriers;

•	consequences of failure to comply with U.S. law and regulations concerning the conduct of business outside the U.S.;

•	the possibility of quotas, duties, taxes or other changes or restrictions upon the importation or exportation of the products being implemented by the United States or these foreign countries;

•	timing and availability of import/export licenses;

•	political and economic instability;

•	higher credit risk and difficulties in accounts receivable collections;

•	increased tax exposure if our revenues in foreign countries are subject to taxation by more than one jurisdiction;

•	accepting customer purchase orders governed by foreign laws, which may differ significantly from U.S. laws and limit our ability to enforce our rights under such agreements and to collect damages, if awarded;

•	war on terrorism;

•	disruption in the international transportation industry; and

•	use of international distributors.

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

We May Fail to Adequately Protect or Enforce Our Intellectual Property Rights or Secure Rights to Third Party Intellectual Property, and Our Competitors Can Use Some of Our Previously Proprietary Technology

Our success will depend in part on our ability to obtain and maintain patent protection for our products, methods, processes and other technologies, to preserve our trade secrets and to operate without infringing the proprietary rights of third parties. We hold approximately 85 U.S. and 30 foreign patents for our various inventions and technologies. Additional patent applications have been filed with the U.S. Patent and Trademark Office and outside the U.S. and are currently pending. The patents that have been granted to us are for a definitive period of time and will expire. We have filed certain corresponding foreign patent applications and intend to file additional foreign and U.S. patent applications as appropriate. We cannot be assured as to:

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

We May Acquire Other Businesses, and We May Have Difficulty Integrating These Businesses or Generating an Acceptable Return from Acquisitions

We acquired Revivant (now ZOLL Circulation, Inc.) and the assets of Infusion Dynamics and Lifecor (now ZOLL Lifecor Corporation), and we may acquire other companies or make strategic purchases of interests in other companies related to our business in order to grow, add product lines, acquire customers or otherwise attempt to gain a competitive advantage in new or existing markets. Such acquisitions and investments may involve the following risks:

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

Intangibles and Goodwill We Currently Carry on Our Balance Sheet May Become Impaired.

At October 1, 2006, we had approximately $54 million of goodwill and intangible assets on our balance sheet. These assets are subject to impairment if the cash flow that we generate from these assets specifically, or our business more broadly, are insufficient to justify the carrying value of the assets. Factors affecting our ability to generate cash flow from these assets include, but are not limited to, general market conditions, product acceptance, pricing and competition, distribution, costs of production and operations.

Provisions in Our Charter Documents, Our Shareholder Rights Agreement and State Law May Make It Harder for Others To Obtain Control of ZOLL Even Though Some Stockholders Might Consider Such a Development to be Favorable

Our board of directors has the authority to issue up to 1,000,000 shares of undesignated preferred stock and to determine the rights, preferences, privileges and restrictions of such shares without further vote or action by our stockholders. The rights of the holders of common stock will be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that may be issued in the future. The issuance of preferred stock could have the effect of making it more difficult for third parties to acquire a majority of our outstanding voting stock. In addition, our restated articles of organization provide for staggered terms for the members of the board of directors, which could delay or impede the removal of incumbent directors and could make a merger, tender offer or proxy contest involving the Company more difficult. Our restated articles of organization, restated by-laws and applicable Massachusetts law also impose various procedural and other requirements that could delay or make a merger, tender offer or proxy contest involving us more difficult.

We have also implemented a so-called poison pill by adopting our shareholders rights agreement. This poison pill significantly increases the costs that would be incurred by an unwanted third party acquirer if such party owns or announces its intent to commence a tender offer for more than 15% of our outstanding common stock or otherwise “triggers” the poison pill by exceeding the applicable stock ownership threshold. The existence of this poison pill could delay, deter or prevent a takeover of the Company.

All of these provisions could limit the price that investors might be willing to pay in the future for shares of our common stock, which could preclude our shareholders from recognizing a premium over the prevailing market price of our stock.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

Our executive headquarters are located in Chelmsford, Massachusetts, along with our research and development and our defibrillator manufacturing operations. The Chelmsford facility offers approximately 155,000 square feet of leased office, warehouse and assembly space. We own a 33,000 square foot building in Pawtucket, Rhode Island, where we manufacture our electrode products and conduct related research and development. We lease approximately 40,000 square feet in Broomfield, Colorado, where our ZOLL Data Systems data management software business offices are located. We lease an approximate 19,000 square foot manufacturing facility in Sunnyvale, California, where the AutoPulse is manufactured. We lease approximately 18,000 square feet in Pittsburgh, Pennsylvania where our ZOLL Lifecor manufacturing facility is located. We lease an approximate 1,500 square foot manufacturing facility in Plymouth Meeting, Pennsylvania, where the Power Infuser is manufactured by our Infusion Dynamics division. We also lease administrative offices in Manchester, England; Dodewaard, the Netherlands; Cologne, Germany; Sydney, Australia; and Mississauga, Ontario, Canada.

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

Item 4. Submission of Matters to a Vote of Security Holders.

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our Common Stock is traded on the NASDAQ Global Select Market under the symbol “ZOLL.” The following table sets forth the high and low sales prices during the fiscal quarters specified:

	Sales Prices
	2006		2005
	High	Low	High	Low
First Quarter	$27.40	$22.27	$36.84	$30.34
Second Quarter	27.49	23.67	35.99	22.00
Third Quarter	33.18	25.76	26.50	20.07
Fourth Quarter	39.69	31.90	28.61	24.18

We have never declared or paid cash dividends on our capital stock. We currently intend to retain any current and future earnings to finance the growth and development of our business and, therefore, do not anticipate paying any cash dividends in the foreseeable future.

As of December 8, 2006, there were approximately 90 stockholders of record of our common stock. We believe there are approximately 7,650 beneficial holders of our common stock.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column a)
Equity compensation plans approved by security holders	1,286,601	(1)	$30.49	562,061	(2)
Equity compensation plans not approved by security holders	0		N/A	0
Total	1,286,601	(1)	$30.49	562,061	(2)

(1)	Does not include 19,050 shares of restricted common stock issued under the Amended and Restated 2001 Stock Incentive Plan, since such shares are issued and outstanding.
(2)	Includes 40,950 shares available for issuance as restricted common stock under the Amended and Restated 2001 Stock Incentive Plan.

Item 6. Selected Financial Data.

ZOLL Medical Corporation

Consolidated Five-Year Financial Summary

	FISCAL YEAR
(000’s omitted, except per share data)	2006	2005	2004	2003	2002
Income Statement Data:
Net sales	$248,849	$211,340	$211,785	$184,603	$150,227
Cost of goods sold	108,565	92,325	92,545	81,477	65,274

Gross profit	140,284	119,015	119,240	103,126	84,953

Expenses:
Selling and marketing	79,416	75,838	74,946	59,461	48,645
General and administrative	22,417	18,667	14,504	12,404	11,193
Research and development	23,394	22,896	18,376	14,115	11,536

Total expenses	125,227	117,401	107,826	85,980	71,374

Income from operations	15,057	1,614	11,414	17,146	13,579
Investment and other income	2,082	572	1,323	2,033	1,595

Income before income taxes	17,139	2,186	12,737	19,179	15,174
Provision for income taxes	5,999	223	3,781	6,329	4,944

Net income	$11,140	$1,963	$8,956	$12,850	$10,230

Basic earnings per common share	$1.16	$0.21	$0.97	$1.42	$1.15

Weighted average common shares outstanding	9,643	9,565	9,191	9,030	8,919
Diluted earnings per common and common equivalent share	$1.15	$0.20	$0.96	$1.40	$1.12
Weighted average common and common equivalent shares outstanding	9,721	9,630	9,304	9,204	9,158

Balance Sheet Data:
Working capital	$112,746	$107,140	$114,785	$113,505	$119,110
Total assets	$251,486	$219,536	$207,192	$192,096	$165,854
Stockholders’ equity	$195,646	$181,428	$170,946	$155,991	$141,912

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

We intend for this discussion and analysis to provide you with information that will assist you in understanding our consolidated financial statements, the changes in certain key items in those consolidated financial statements from year to year and the primary factors that accounted for those changes. Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. This discussion and analysis should be read in conjunction with our consolidated financial statements as of October 1, 2006 and for the year then ended and the notes accompanying those consolidated financial statements.

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

We ended fiscal 2006 with $63.4 million of cash, cash equivalents and short-term investments, no long-term debt, and sales backlog of approximately $13.4 million. We completed fiscal 2006 with record revenues of $248.8 million. Our performance in the North American pre-hospital and International markets was driven by the increased market acceptance of both the E Series and the AutoPulse product lines. The North American hospital market showed modest growth for the year.

Results of Operations

2006 Compared to 2005

Sales

Our net sales increased 18% to $248.8 million in fiscal 2006 compared to $211.3 million in the prior year.

Net sales by customer/product categories were as follows:

(000’s omitted)	2006	2005	% Change
Devices and Accessories to the Hospital Market-North America	$75,579	$70,266	8%
Devices, Accessories, and Data Management Software to the Pre-hospital Market-North America	97,405	72,831	34%
Other Products to North America	19,336	19,628	(1)%

Subtotal North America	192,320	162,725	18%
All Products to the International Market	56,529	48,615	16%

Total Sales	$248,849	$211,340	18%

The increase of sales to the North American Hospital market was primarily due to increased sales to the U.S. military. U.S. military sales for 2006 and 2005 were approximately $15.5 million and $10.1 million, respectively. Excluding the U.S. military sales, North American hospital revenues sales were flat in 2006 compared to 2005.

Our sales to the North American pre-hospital market increased $24.6 million, or 34%, in 2006 due largely to the strength of our professional defibrillators (revenues for which increased $18.9 million), driven by our new E Series product. North American pre-hospital results also include the results of ZOLL Lifecor, whose assets were acquired in April 2006. Other factors contributing to the increase include increased volume of data management software revenues and AutoPulse sales, offset by a decrease in volume of AED sales in the pre-hospital market.

International sales increased by $7.9 million, or 16%, to $56.5 million in 2006 compared to $48.6 million in 2005. The increase in International sales was driven by our new products including the E Series, AutoPulse and AED Pro. Geographic areas where sales experienced significant growth included Latin America, approximately $1.6 million; the United Kingdom, approximately $1.3 million; and Germany, approximately $1.2 million. Other contributors included other countries in Europe, the Middle East and China. The increases in sales primarily reflected increases in unit volumes.

Total sales of the AutoPulse product to all our markets increased $2.5 million, or 33%, to $10.0 million, compared to $7.5 million for fiscal 2005. Orders for the AutoPulse increased 70% year-over-year.

Gross Margins

Cost of sales consists primarily of material, labor, overhead, and freight associated with the manufacturing of our various medical equipment devices, data collection software and disposable electrodes. These products are primarily sold to the Hospital, Pre-Hospital, and International markets. We sell data collection software, mainly to the Pre-Hospital market. Our consolidated gross margin may fluctuate considerably depending on unit volume levels, mix of product and customer class, and overall market conditions.

Overall, gross margins for fiscal 2006 remained relatively flat at approximately 56% compared to fiscal 2005. Gross margins were favorably affected in fiscal 2006 by new product offerings such as the E Series. Gross margins were also positively affected by the inclusion of ZOLL Lifecor results (which was acquired in April 2006), which have a higher average gross margin. Other factors that favorably affected gross margin include an increase in sales of data management software, which carries higher-than-average margins. The favorable impact was offset by increased military and International sales, which carry lower-than-average margins, and sales of our new AutoPulse product, which currently carries a lower-than-average margin due to current low production volumes. Each of the factors describing the fluctuation in gross margin represents a percentage point or less on our overall gross margin.

Backlog

We ended fiscal 2006 with a backlog of approximately $13.4 million, as we typically build a backlog in the fourth quarter. We anticipate all of this backlog will ship during fiscal 2007. We believe we need to maintain a permanent backlog level of orders that will not be shipped at the end of each quarter. We believe this will help us improve our efficiency, lower our costs and improve our profitability as it will make it less likely that we will be required to incur substantial additional costs at the end of the quarter. Due to possible changes in delivery schedules, cancellation of orders and delays in shipments, our backlog at any particular date is not necessarily an accurate predictor of revenue for any succeeding period.

Costs and Expenses

Operating expenses were as follows:

(000’s omitted)	2006	% of Sales	2005	% of Sales	Change %
Selling and marketing	$79,416	32%	$75,838	36%	5%
General and administrative	22,417	9%	18,667	9%	20%
Research and development	23,394	9%	22,896	11%	2%

Total expenses	$125,227	50%	$117,401	56%	7%

Selling and marketing expenses increased $3.6 million for the year ended October 1, 2006 compared to the previous year. The inclusion of expenses related to the ZOLL Lifecor business, following the April 2006 asset acquisition, accounted for a substantial portion of this increase as these expenses were not included in the prior year expenses. Other contributors included $850,000 of increased personnel-related costs, including salaries, commissions and stock-based compensation for selling and marketing employees. Selling and marketing expenses decreased as a percentage of revenues as we have been able to achieve greater efficiency with our related sales organization and marketing efforts as our revenue has grown.

General and administrative expenses increased $3.8 million for the year ended October 1, 2006 compared to the previous year. The inclusion of expenses related to the ZOLL Lifecor business, following the April 2006 asset acquisition, accounted for the largest portion of this increase as these expenses were not included in the prior year expenses. Other contributors included $1.6 million of increased personnel-related costs including salaries and stock-based compensation for general and administrative employees. In addition, increased legal-related costs accounted for approximately $400,000 of the increase, offset by a reduction in spending related to Sarbanes-Oxley compliance of approximately $1 million.

Research and development expenses increased by $498,000 for the year ended October 1, 2006 compared to the previous year. The inclusion of expenses related to the business of ZOLL Lifecor also accounted for a substantial portion of this increase as these expenses were not included in the prior year expenses. We currently anticipate that our research and development expenses related to clinical trial work may increase during the early part of fiscal 2007 and beyond as we initiate a new clinical trial related to the AutoPulse.

Investment and Other Income

Investment and other income increased to $2.1 million in fiscal 2006, as compared to $600,000 in the previous year. This increase was due to the increase in interest earned as a result of the increase in our cash balances and interest rate increases, and a decrease in foreign currency exchange losses.

Income Taxes

Our effective tax rate for fiscal 2006 was a tax provision of 35% as compared to a tax provision of 10% in fiscal 2005. The 35% rate reflects the phase-out of the extraterritorial income exclusion and delays incurred in extending the research and development credit. The 2005 effective tax rate is mainly due to a discrete $130,000 U.S. research and development tax credit, which was enacted during the quarter ended January 2, 2005 as part of the American Jobs Creation Act. This discrete credit, when applied to 2005, a year with minimal taxable income, resulted in a lower effective tax rate.

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

Our sales to the North American pre-hospital market increased 16% in 2005 due to approximately $6 million of sales of the AutoPulse product and growth in volume of our data management software revenues. The data management software revenue reflected the success of our new Tablet PCR product.

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

Gross Margins

Cost of sales consists primarily of material, labor, overhead, and freight associated with the manufacturing of our various medical equipment devices, data collection software and disposable electrodes. These products are primarily sold to the Hospital, Pre-Hospital, and International markets. We sell data collection software, mainly to the Pre-Hospital market. Our consolidated gross margin may fluctuate considerably depending on unit volume levels, mix of product and customer class, and overall market conditions.

During fiscal 2005, gross margins remained relatively flat at 56% compared to fiscal 2004. The first-year sales of the AutoPulse product negatively impacted gross margin in fiscal 2005 due to high production costs associated with the ramp-up of a new product and low production volumes, and wide fluctuations in sales and production volumes. Conversely, gross margins were favorably impacted by a $17.0 million decrease in lower-margin military shipments. During fiscal 2004, we shipped medical devices to the U.S. military under the PMI Program, which carried lower-than-average margins. Additionally, gross margins were favorably affected by an increase in sales of data collection software, which typically carry higher margins than our product sales. The negative impact of the AutoPulse was just over one percentage point, while the positive impact of lower military sales and higher data management sales was each less than a percentage point.

Backlog

We ended fiscal 2005 with a backlog of approximately $16 million, which is higher than recent quarters because we came into the fourth quarter with a beginning backlog of approximately $7 million and we typically build a backlog in the fourth quarter due to the purchasing practices of our customers. This backlog shipped in fiscal 2006. Our backlog at the end of fiscal 2004 was approximately $4 million. As we continue to grow, in order to facilitate shipments in light of the heavy end-of-quarter orders, we believe we need to maintain a permanent backlog level of orders that will not be shipped at the end of each quarter. We believe this will help us improve our efficiency, lower our costs and improve our profitability as it will make it less likely that we will be required to incur substantial additional costs at the end of the quarter. Due to possible changes in delivery schedules, cancellation of orders and delays in shipments, our backlog at any particular date is not necessarily an accurate predictor of revenue for any succeeding period.

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

General and administrative expenses increased $4.2 million for the year ended October 2, 2005 compared to the previous year. This increase was primarily due to spending related to Sarbanes-Oxley compliance of $1.5 million, spending at ZOLL Circulation of $1.3 million, which was not included in the prior year’s results of operations, an increase in professional service and insurance expenses of approximately $1.1 million, and $200,000 of license amortization costs relating to our investment in Lifecor, Inc.

Research and development expenses increased by $4.5 million for the year ended October 2, 2005 compared to the previous year. Approximately $3.7 million of this increase related to spending at ZOLL Circulation, not included in prior year results of operations. The remainder of the increases related to spending on our new E-Series platform and other products. These increases were partially offset by approximately $900,000 reduction in the use of outside professional design services.

Investment and Other Income

Investment and other income decreased to $600,000 in fiscal 2005, as compared to $1.3 million in the previous year. This decrease was due to the decrease in interest earned as a result of the reduction in our cash balances, and a decrease in foreign currency exchange gains.

Income Taxes

Our effective tax rate decreased to 10% in fiscal 2005 as compared to 30% in fiscal 2004. This reduction in the effective tax rate is mainly attributable to the effect of relatively constant research and development credits and various permanent book-to-tax differences on substantially reduced income before taxes.

Financial Condition

Liquidity and Capital Resources

Our overall financial condition continues to remain strong. Our cash, cash equivalents and marketable securities at October 1, 2006 totaled $63.4 million compared with $50.8 million at October 2, 2005. We continue to have no long-term debt.

Cash Requirements

We believe that the combination of existing cash, cash equivalents, and highly liquid marketable securities on hand, along with cash to be generated by future operations and amounts available under our line of credit, will be sufficient to meet our ongoing operating and capital expenditure requirements for the foreseeable future.

Sources and Uses of Cash

To assist with the discussion, the following table presents the abbreviated cash flows for the years ended October 1, 2006, October 2, 2005, and October 3, 2004:

(000’s omitted)	2006	2005	2004
Net cash provided by operating activities	$28,467	$7,380	$14,939
Cash used in investing activities	(23,964)	(12,489)	(20,450)
Cash provided by financing activities	1,689	614	5,114
Effect of foreign exchange rates on cash	369	80	302

Net change in cash and cash equivalents	6,561	(4,415)	(95)

Cash and cash equivalents—beginning of year	36,270	40,685	40,780

Cash and cash equivalents—end of year	$42,831	$36,270	$40,685

Operating Activities

Cash provided by operating activities increased $21.1 million in fiscal 2006 to $28.5 million compared to $7.4 million in 2005. This increase was primarily due to the timing of payments of the accounts payable and accrued expenses and inventory purchases. The increase was also due to an increase in net income compared to the prior year. The increase was partially offset by an increase in the accounts receivable balances.

Investing Activities

Cash used in investing activities increased $11.5 million in fiscal 2006 to $24.0 million as compared to $12.5 million in the prior year ($3 million represents a reclassification from cash and cash equivalents to marketable securities). This increasing use of cash was primarily attributable to $6 million of net purchases of marketable securities compared to $3.6 million of net proceeds in the prior year and an increase in net purchases of property and equipment.

Financing Activities

Cash provided by financing activities was approximately $1.7 million for fiscal 2006 in comparison to approximately $614,000 in the previous year. The change reflects a higher number of stock options exercised during 2006 (approximately 61,000 shares in 2006 and 51,000 in 2005) at a higher weighted-average exercise price per share ($22.98 in 2006 and $12.06 in 2005).

Investments

As of October 1, 2006, we had an investment in a privately held technology company (Advanced Circulatory Systems, Inc.) with a carrying value of $1.3 million. We have performed a review of this investment and determined that no impairment indicators exist.

In March 2004, we acquired substantially all the assets of Infusion Dynamics, Inc. (“Infusion Dynamics”). Under the terms of the acquisition, we are obligated to make additional earn-out payments through 2011 (“contingencies”) based on performance of the acquired business. Earn-out payments to Infusion Dynamics were made in the form of cash for fiscal 2004 and 2005 in the approximate amounts of $405,000 and $544,000, respectively. We have accrued, but not yet paid, an earn-out for 2006 of approximately $467,000, which is expected to be paid in cash during the first quarter of fiscal 2007. Because additional consideration is based on the growth of sales, a reasonable estimate of the future payments to be made cannot be determined. When these contingencies are resolved and the consideration is distributable, we will record the fair value of the additional consideration as additional cost of the acquired assets.

We exercised our option to acquire Revivant Corporation, the manufacturer of the AutoPulse, on October 12, 2004. We paid $15 million in the form of cash and shares of our common stock as the initial merger consideration. Additional contingent consideration under the merger agreement is dependent upon certain clinical developments (milestone payments) and increases in revenue (earn-out payments). In January 2005, we paid $1 million as a milestone payment, in the form of a cash payment of $500,000 and the issuance of 15,188 shares of common stock. In February 2006, we paid approximately $783,000 in cash and issued 23,800 shares of common stock in payment of the 2005 earn-out to the former shareholders of Revivant. We have accrued, but not yet paid, an earn-out for 2006 of approximately $2.4 million, of which approximately $1.2 million will be paid in cash and the remainder with the issuance of approximately 37,000 shares. We may also make an additional earn-out payment for the fiscal year 2007 based on the growth of AutoPulse sales. Because additional earn-out payments are based on the growth of AutoPulse sales, a reasonable estimate of the potential total purchase price cannot be determined. All payments will generally be a combination of cash and shares of our common stock.

We exercised our option to acquire the business and assets of Lifecor, Inc. on March 22, 2006, and acquired the business and assets on April 10, 2006. We assumed Lifecor’s outstanding debt (plus an additional $3.0 million owed to us, which was cancelled), and certain stated liabilities as discussed in Note D to the consolidated financial statements. We paid the third-party debt in April 2006. Additional consideration will be in the form of earn-out payments to Lifecor based upon future revenue growth of the acquired business over a five-year period. Because additional consideration will be based on the growth of sales over a five-year period, a reasonable estimate of the total acquisition cost cannot be determined.

Debt Instruments and Related Covenants

We maintain a working capital line of credit with our bank. Under this working capital line, we may borrow, on a demand basis, up to $12.0 million at an interest rate equal to the bank’s base rate. No borrowings were outstanding on this line during fiscal 2006. There are no covenants related to this line of credit.

Off-Balance Sheet Arrangements

Our only off-balance sheet arrangements consist of non-cancelable operating leases entered into in the ordinary course of business and one minimum purchase commitment contract for a critical raw material component. The table below in the next section titled “Contractual Obligations and Other Commercial Commitments” shows the amounts of our operating lease commitments and purchase commitments payable by year. For liquidity purposes, we choose to lease our facilities instead of purchasing them.

Contractual Obligations and Other Commercial Commitments

The following table sets forth certain information concerning our obligations and commitments to make future payments under contracts, such as debt and lease agreements, and under contingent commitments.

	Payments Due by Period
Contractual Obligations (in $000s)	Total	Less than 1 year	1 – 3 years	4 – 5 years	After 5 years
Non-Cancelable Operating Lease Obligations	$9,073	$2,403	$4,277	$2,393	$—
Purchase Obligations	935	935	—	—	—

Total Contractual Obligations	$10,008	$3,338	$4,277	$2,393	$—

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

Contractual obligations that are contingent upon future performance and growth of sales are not included in the table above. These include the additional earn-out payments for the assets of Infusion Dynamics through fiscal 2011; additional earn-out payments for Revivant Corporation through fiscal 2007; and additional earn-out payments for the assets of Lifecor through fiscal 2011. Because all of these earn-out payments are based upon the growth of sales over several years, a reasonable estimate of the future payment obligations cannot be determined.

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

Revenue Recognition

Revenues from sales of cardiac resuscitation devices, disposable electrodes and accessories are recognized when a signed non-cancelable purchase order exists, the product is shipped, title and risk have passed to the customer, the fee is fixed and determinable, and collection is considered probable. Circumstances that generally preclude the immediate recognition of revenue include shipping terms of FOB destination or the existence of a customer acceptance clause in a contract based upon customer inspection of the product. In these instances, revenue is deferred until adequate documentation is obtained to ensure that these criteria have been fulfilled. Similarly, revenues from the sales of our products to distributors fall under the same guidelines. For all significant orders placed by our distributors, we require an approved purchase order, we perform a credit review, and we ensure that the terms on the purchase order or contract are proper and do not include any contingencies which preclude revenue recognition. We do not typically offer any special right of return, stock rotation or price protection to our distributors or end customers.

Our sales to customers often include a cardiac resuscitation device, disposable electrodes and other accessories. For the vast majority of our shipments, all deliverables are shipped together. In cases where some elements of a multiple element arrangement are not delivered as of a reporting date, we defer the fair value of the undelivered elements and only recognize the revenue related to the delivered elements in accordance with Emerging Issues Task Force (EITF) 00-21 “Revenue Arrangements with Multiple Deliverables”. Revenues are recorded net of estimated returns. Some sales to customers of our cardiac resuscitation devices may include some data collection software. The cardiac resuscitation device and software product can operate independently of each other and one does not affect the functionality of the other. In cases where both elements are included in a customer’s order but only one has been delivered by the reporting date, we defer the fair value of the undelivered element and recognize the revenue related to the delivered item in accordance with EITF 03-05, “Applicability of AICPA Statement of Position 97-2, Software Revenue Recognition to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software” and EITF 00-21.

We also license software under non-cancelable license agreements and provide services including training, installation, consulting and maintenance, which consists of product support services, unspecified upgrade rights (collectively, post-contract customer support (“PCS”)). Revenue from the sale of software is recognized in accordance with the American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended. License fee revenues are recognized when a non-cancelable license agreement has been signed, the software product has been delivered, there are no uncertainties surrounding product acceptance, the fees are fixed and determinable, and collection is considered probable. Revenues from maintenance agreements and upgrade rights are recognized ratably over the period of service. Revenue for services, such as software deployment and consulting, is recognized when the service is performed. Our software arrangements contain multiple elements, which include software products, services and PCS. Generally, we do not sell computer hardware products with our software products. We will occasionally facilitate the hardware purchase by providing information to the customer such as where to purchase the equipment. We generally do not have vendor-specific objective evidence of fair value for our software products. We do, however, have vendor-specific objective evidence of fair value for items such as consulting and technical services, deployment and PCS based upon the price charged when such items are sold separately. Accordingly, for transactions where vendor-specific objective evidence exists for undelivered elements but not for delivered elements, we use the residual method as discussed in SOP 98-9, “Modification of SOP 97-2.” Under the residual method, the total fair value of the undelivered elements, as indicated by vendor-specific objective evidence, is deferred and the difference between the total arrangement fee and the amount deferred for the undelivered elements is recognized as revenue related to the delivered elements.

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

This government contract is for a one-year term, and the U.S. government has four one-year extension options that require the payment of additional fees to us if exercised (the contract is currently in its second extension). These fees are for the storage, inventory rotation and facilities charge and are recognized ratably over the contract period. The U.S. government has two options to acquire defibrillators under this contract. They may buy on a replenishment basis, which means we will record a sale under our normal U.S. government price list and maintain our “state of readiness”, or they may buy on a non-replenishment basis, which will still allow us to obtain normal margins but will reduce our future obligations under this arrangement.

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

For information concerning the accounting treatment of Trade-In Allowances, see the next section “Allowance for Doubtful Accounts / Sales Returns and Allowances / Trade-In Allowances”.

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

As of October 1, 2006 our accounts receivable balance of $59.1 million is reported net of allowances of $7.9 million. We believe our reported allowances at October 1, 2006 are adequate. If the financial conditions of our customers were to deteriorate, however, resulting in their inability to make payments, we might need to record additional allowances, resulting in additional expenses being recorded for the period in which such determination was made.

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

Warranty Reserves

Our products are sold with warranty provisions that require us to remedy deficiencies in quality or performance over a specified period of time, usually one year for pre-hospital and international customers and five years for hospital customers. Revenue is deferred for pre-hospital customers who receive warranties beyond one year. Such revenue is then recognized over the period of extended warranty. We provide for the estimated cost of product warranties at the time product is shipped and revenue is recognized. The costs that we estimate include material, labor, and shipping. While we engage in product quality programs and processes, our warranty obligation is affected by product failure rates, material usage and service delivery costs incurred in correcting a product failure. We believe that our recorded liability of $3.6 million at October 1, 2006 is adequate to cover future costs for the servicing of our products sold through that date and under warranty. If actual product failure rates, material usage or service delivery costs differ from our estimates, revisions to the estimated warranty liability would be required.

Inventory

We value our inventories at the lower of cost or market. Cost is determined by the first-in, first-out (“FIFO”) method, including material, labor and factory overhead.

Inventory on hand may exceed future demand either because the product is outdated, obsolete, or because the amount on hand is in excess of future needs. We provide for the total value of inventories that we determine to be obsolete based on criteria such as customer demand and changing technologies. We estimate excess inventory amounts by reviewing quantities on hand and comparing those quantities to sales forecasts for the next 12 months, identifying historical service usage trends, and matching that usage with the installed base quantities to estimate future needs. At October 1, 2006, our inventory was recorded at net realizable value requiring adjustments of $5.7 million, or 13.3% of our $42.8 million gross inventories.

Goodwill

At October 1, 2006, we had approximately $24 million in goodwill, primarily resulting from our acquisitions of Revivant (approximately $20 million) and the assets of Infusion Dynamics (approximately $4 million). In accordance with SFAS 142, Goodwill and Other Intangible Assets, we test our goodwill for impairment at least annually by comparing the fair value of our reporting units to the carrying value of those reporting units. Fair value is determined based on an estimate of the discounted future cash flows expected from the reporting units. The determination of fair value requires significant judgment on the part of management about future revenues, expenses and other assumptions that contribute to the net cash flows of the reporting units. Additionally, we periodically review our goodwill for impairment whenever events or changes in circumstances indicate that an impairment has occurred.

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

Stock-based Compensation

The Company adopted the provisions of Statement of Financial Standards No. 123R, “Share Based Payment” (SFAS 123R), beginning October 3, 2005, using the modified prospective transition method. SFAS 123R requires the Company to measure the cost of employee services in exchange for an award of equity instruments based on the grant-date fair value of the award and to recognize cost over the requisite service period. Under the modified prospective transition method, financial statements for periods prior to the date of adoption are not adjusted for the change in accounting. However, compensation expense is recognized for (a) all share-based payments granted after the effective date under SFAS 123R, and (b) all awards granted under SFAS 123 to employees prior to the effective date that remain unvested on the effective date. The Company recognizes compensation expense on fixed awards with pro rata vesting on a straight-line basis over the vesting period.

Prior to October 3, 2005, the Company used the intrinsic value method to account for stock-based employee compensation under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,”

and therefore the Company did not recognize compensation expense in association with options granted at or above the market price of the Company’s common stock at the date of grant.

Refer to Note A to the consolidated financial statements for further discussion and analysis of the impact of adoption in our statement of operations.

Safe Harbor Statement

Certain statements contained herein constitute “forward-looking statements” as that term is defined under the Private Securities Litigation Reform Act of 1995 (the “Act”) and releases issued by the SEC and within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The words “believe,” “expect,” “anticipate,” “intend,” “estimate” and other expressions which are predictions of or indicate future events and trends and which do not relate to historical matters identify forward-looking statements. Particularly, the Company’s expectations regarding its business, operational results, future operational liquidity, contractual obligations and other commercial commitments, and capital requirements are forward-looking statements. Reliance should not be placed on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, which may cause the actual results, performance or achievements of the Company to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements. The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise. Factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements include, but are not limited to, the actions of competitors, the acceptance of our products in their respective markets, and those other risks and uncertainties contained in Item 1A in Part I of this Annual Report on Form 10-K entitled “Risk Factors”.

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

We had one forward exchange contract outstanding serving as a hedge of our Euro intercompany receivables in the notional amount of approximately 3 million Euros at October 1, 2006. The contract serves as a hedge of a substantial portion of our Euro-denominated intercompany balances. The fair value of the foreign currency derivative contract outstanding at October 1, 2006 was approximately $3.8 million, resulting in an unrealized gain of $34,000. A sensitivity analysis of a change in the fair value of the Euro derivative foreign exchange contract outstanding at October 1, 2006 indicates that, if the U.S. dollar weakened by 10% against the Euro, the fair value of this contract would decrease by $380,000 resulting in a total loss on the contract of $346,000. Conversely, if the U.S. dollar strengthened by 10% against the Euro, the fair value of this contract would increase by $346,000 resulting in a total gain on the contract of $380,000. Any gains and losses on the fair value of the derivative contract would be largely offset by losses and gains on the underlying transaction. These offsetting gains and losses are not reflected in the analysis above.

Intercompany Receivable Hedge

Exchange Rate Sensitivity: October 1, 2006

(Amounts in $)

	Expected Maturity Dates						Total	Unrealized Gain
	2006	2007	2008	2009	2010	Thereafter
Forward Exchange Agreements (Receive $/Pay Euro) Contract Amount	$3,842,000						$3,842,000	$34,000
Average Contract Exchange Rate	1.2808	—	—	—	—	—	1.2808

We had no forward exchange contracts outstanding serving as a hedge of a portion our forecasted sales to our subsidiaries as of October 1, 2006.

Item 8. Financial Statements and Supplementary Data.

ZOLL MEDICAL CORPORATION

FINANCIAL STATEMENT INDEX

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of ZOLL Medical Corporation

We have audited the accompanying consolidated balance sheets of ZOLL Medical Corporation as of October 1, 2006 and October 2, 2005, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended October 1, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ZOLL Medical Corporation at October 1, 2006 and October 2, 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended October 1, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of ZOLL Medical Corporation’s internal control over financial reporting as of October 1, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 11, 2006 expressed an unqualified opinion thereon.

As discussed in Note A to the consolidated financial statements, effective October 2, 2005, the Company adopted Statement of Financial Accounting Standards No. 123R, “Share-Based Payments” using the modified-prospective transition method.

/s/    ERNST & YOUNG LLP

December 11, 2006

Boston, Massachusetts

ZOLL Medical Corporation

Consolidated Balance Sheets

(000’s omitted, except per share amounts)	Oct. 1, 2006	Oct. 2, 2005
Assets
Current assets:
Cash and cash equivalents	$42,831	$36,270
Marketable securities	20,548	14,553
Accounts receivable, less allowances of $7,897 and $5,555 at October 1, 2006 and October 2, 2005, respectively	59,078	47,733

Inventories:
Raw materials	16,832	15,993
Work-in-process	4,847	6,848
Finished goods	15,440	15,796

	37,119	38,637
Prepaid expenses and other current assets	9,010	8,055

Total current assets	168,586	145,248
Property and equipment at cost:
Land, building and improvements	1,172	1,159
Machinery and equipment	53,859	43,938
Construction in progress	4,329	3,796
Tooling	12,003	10,415
Furniture and fixtures	3,313	2,981
Leasehold improvements	5,278	4,475

	79,954	66,764
Less accumulated depreciation	53,299	43,272

Net property and equipment	26,655	23,492
Investments	1,310	1,250
Notes receivable	495	2,443
Goodwill	24,421	21,594
Patents and developed technology, net	18,311	12,207
Deferred tax asset	189	3,124
Intangibles and other assets, net	11,519	10,178

	$251,486	$219,536

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$13,745	$9,020
Deferred revenue	13,424	9,332
Accrued expenses and other liabilities	28,671	19,756

Total current liabilities	55,840	38,108
Commitments and contingencies (Note J)

Stockholders’ equity:
Preferred stock, $0.01 par value, authorized 1,000 shares, none issued or outstanding
Common stock, $0.02 par value, authorized 19,000 shares, 9,684 and 9,599 issued and outstanding at October 1, 2006 and October 2, 2005, respectively	193	192
Capital in excess of par value	119,262	115,515
Accumulated other comprehensive loss	(3,774)	(3,104)
Retained earnings	79,965	68,825

Total stockholders’ equity	195,646	181,428

	$251,486	$219,536

See accompanying notes, which are an integral part of the consolidated financial statements.

ZOLL Medical Corporation

Consolidated Income Statements

	YEAR ENDED
(000’s omitted, except per share data)	Oct. 1, 2006	Oct. 2, 2005	Oct. 3, 2004
Net sales	$248,849	$211,340	$211,785
Cost of goods sold	108,565	92,325	92,545

Gross profit	140,284	119,015	119,240
Expenses:
Selling and marketing	79,416	75,838	74,946
General and administrative	22,417	18,667	14,504
Research and development	23,394	22,896	18,376

Total expenses	125,227	117,401	107,826

Income from operations	15,057	1,614	11,414
Investment and other income	2,082	572	1,323

Income before income taxes	17,139	2,186	12,737
Provision for income taxes	5,999	223	3,781

Net income	$11,140	$1,963	$8,956

Basic earnings per common share	$1.16	$0.21	$0.97
Weighted average common shares outstanding	9,643	9,565	9,191

Diluted earnings per common and common equivalent share	$1.15	$0.20	$0.96
Weighted average common and common equivalent shares outstanding	9,721	9,630	9,304

See accompanying notes, which are an integral part of the consolidated financial statements.

ZOLL Medi cal Corporation

Consolidated Statements of Stockholders’ Equity and Comprehensive Income

(000’s omitted)	Common Shares	Amount	Capital in Excess of Par Value	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
Balance at September 28, 2003	9,063	181	99,714	(1,810)	57,906	155,991

Exercise of stock options	245	5	5,109			5,114
Excess tax benefit realized upon exercise of stock options			1,093			1,093
Comprehensive income:
Net income					8,956	8,956
Unrealized loss on available-for-sale securities				(98)		(98)
Unrealized loss on derivatives				(18)		(18)
Cumulative foreign currency translation adjustment				(92)		(92)

Total comprehensive income						8,748

Balance at October 3, 2004	9,308	186	105,916	(2,018)	66,862	170,946

Stock issuance for acquisition	240	5	8,769			8,774
Exercise of stock options	51	1	613			614
Excess tax benefit realized upon exercise of stock options			217			217
Comprehensive income:
Net income					1,963	1,963
Unrealized gain on available-for-sale securities				26		26
Unrealized gain on derivatives				18		18
Cumulative foreign currency translation adjustment				(1,130)		(1,130)

Total comprehensive income						877

Balance at October 2, 2005	9,599	$192	$115,515	$(3,104)	$68,825	$181,428

Stock issuance for prior year acquisition			1,344			1,344
Exercise of stock options	85	1	1,405			1,406
Stock-based compensation			715			715
Excess tax benefit realized upon exercise of stock options			283			283
Comprehensive income:
Net income					11,140	11,140
Unrealized gain on available-for-sale securities				90		90
Cumulative foreign currency translation adjustment				(760)		(760)

Total comprehensive income						10,470

Balance at October 1, 2006	9,684	$193	$119,262	$(3,774)	$79,965	$195,646

See accompanying notes, which are an integral part of the consolidated financial statements

ZOLL Medic al Corporation

Consolidated Statements of Cash Flows

	YEAR ENDED
(000’s omitted)	Oct. 1, 2006	Oct. 2, 2005	Oct. 3, 2004
Operating Activities:
Net income	$11,140	$1,963	$8,956
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,286	11,211	9,320
Stock-based compensation expense	715	—	—
Excess tax benefit from the exercise of stock options	—	217	1,093
Net unrealized gain on sale of marketable securities	90	—	161
Net unrealized loss (gain) from hedging activities	—	(18)	84
Provision for warranty expense	1,347	1,011	1,315
Writeoff of investment in AED@Home	—	324	—
Loss on disposal of building	—	—	201
Deferred income taxes	2,153	(1,510)	(900)
Changes in current assets and liabilities, net of effect of acquisitions:
Accounts receivable	(10,164)	4,397	(1,291)
Inventories	453	(6,976)	2,482
Prepaid expenses and other current assets	(1,054)	(657)	(1,316)
Accounts payable and accrued expenses	11,501	(2,582)	(5,166)

Net cash provided by operating activities	28,467	7,380	14,939
Investing Activities:
Additions to property and equipment	(10,521)	(8,531)	(11,704)
Disposals of property and equipment	—	290	2,028
Purchases of marketable securities	(36,561)	(56,115)	(9,000)
Proceeds from sales and maturities of marketable securities	30,566	59,735	10,074
Equity investments in private companies	(60)	—	(567)
Payments for acquisitions, net of cash acquired	(5,055)	(8,020)	(11,145)
Milestone payment related to prior year acquisition	(1,327)	(405)
Amounts advanced to Lifecor under a line of credit	(645)	(1,338)	(721)
Other assets, net	(361)	1,895	585

Net cash used in investing activities	(23,964)	(12,489)	(20,450)
Financing Activities:
Exercise of stock options	1,406	614	5,114
Excess tax benefit from the exercise of stock options	283	—	—

Net cash provided by financing activities	1,689	614	5,114
Effect of exchange rates on cash and cash equivalents	369	80	302

Net increase/(decrease) in cash and cash equivalents	6,561	(4,415)	(95)
Cash and cash equivalents at beginning of year	36,270	40,685	40,780

Cash and cash equivalents at end of year	$42,831	$36,270	$40,685

Supplemental disclosures of cash flow information:
Cash paid during the year:
Income taxes	$2,576	$2,172	$6,180
Non-cash activity during the year:
Common stock issued at fair value for acquisition of Revivant	$1,344	$8,774	$—
Conversion of note receivable for Revivant acquisition	$—	$5,563	$—
Conversion of equity investment for Revivant acquisition	$—	$8,271	$—
Conversion of investment for Lifecor asset acquisition	$4,798	$—	$—
Earnout accrual for Lifecor asset acquisition	$2,587	$—	$—

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

Principles of Consolidation: The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. The Company considers the principles of Financial Accounting Standards Board (FASB) Interpretation (FIN) No. 46, Consolidation of Variable Interest Entities and Accounting Research Bulletin No. 51, Consolidation of Financial Statements when determining whether an entity is subject to consolidation. The Company accounts for investments in companies over which it has the ability to exercise significant influence under the equity method if the Company holds 50 percent or less of the voting stock.

Fiscal Year: The Company’s fiscal year ends on the Sunday closest to September 30. The years ended October 1, 2006 and October 2, 2005 included 52 weeks and the year ended October 3, 2004 included 53 weeks.

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

Concentration of Risk: The Company sells its products primarily to hospitals, emergency care providers, the U.S. military and university teaching hospitals. Collateral is generally not required. With the introduction of the AED Plus product, the Company has established distribution agreements with approximately 400 distributors to distribute this product. The Company performs periodic credit evaluations of its customers’ financial condition. Total sales to various branches of the United States military were approximately $20 million in 2006, $14 million in 2005 and $30 million in 2004. No single customer accounted for more than 10% of the Company’s total net sales or accounts receivable.

ZOLL Medical Corporation

Notes to Consolidated Financial Statements—(Continued)

In addition, the Company sells its products to the international market to both end users and distributors. Although the Company does not foresee a material credit risk associated with international receivables to either end users or distributors, repayment is dependent upon the financial stability of the customers to which it sells. In order to mitigate the risk of loss in geographical areas with historical credit risks, in some cases the Company requires letters of credit from its foreign customers. Foreign sales accounted for 27%, 27% and 24% of the Company’s net sales in 2006, 2005, and 2004, respectively. The percent of foreign sales to distributors was approximately 38% in 2006, 37% in 2005 and 37% in 2004. No single distributor or end-user customer accounts for a significant portion of the Company’s international sales or accounts receivable. No individual foreign country represented a significant portion of the Company’s sales or accounts receivable.

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

Financial Instruments: Management estimates the fair value of the Company’s financial instruments, which include cash and cash equivalents, marketable securities, accounts receivable, and accounts payable based on assumptions concerning the amount and timing of estimated future cash flows and assumed discount rates reflecting varying degrees of perceived risk. The carrying value of these financial instruments approximated their fair value at October 1, 2006 and October 2, 2005, respectively, due to the short-term nature of these instruments.

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

Inventories: Inventories, principally purchased parts, are valued at the lower of first-in, first-out (“FIFO”) cost or market. Market is determined by the replacement value for raw materials and net realizable value, after allowance for estimated costs of completion and disposal, for work-in-process and finished goods. At October 1, 2006 and October 2, 2005, our inventory was recorded at net realizable value requiring adjustments of $5.7 million, or 13.3% of our $42.8 million gross inventories in fiscal 2006, and $5.9 million, or 13.3% of our $44.5 million gross inventories in fiscal 2005.

Intangible Assets: Patents are stated at cost and amortized using the straight-line method over their expected lives. Prepaid license fees are amortized over the term of the related contract, once commercialization of the related product begins.

In accordance with SFAS 142, Goodwill and Other Intangible Assets, the Company tests its goodwill for impairment at least annually by comparing the fair value of the reporting units to the carrying value of those

ZOLL Medical Corporation

Notes to Consolidated Financial Statements—(Continued)

reporting units. Fair value is determined based on an estimate of the discounted future cash flows expected from the reporting units. The determination of fair value requires significant judgment on the part of management about future revenues, expenses and other assumptions that contribute to the net cash flows of the reporting units. Additionally, the Company periodically reviews its goodwill for impairment whenever events or changes in circumstances indicate that an impairment indicator has occurred. Since many of the intangibles relate to new technologies, recoverability of these assets depends on market penetration.

Property and Equipment: Property and equipment are stated at cost. In general, depreciation is computed on a straight-line basis over the estimated economic useful lives of the assets (40 years for buildings, three to ten years for machinery and equipment and five years for tooling, furniture, fixtures, and software). Leasehold improvements are amortized over the shorter of the useful life or the life of the related lease. Depreciation expense totaled $9,996,000, $9,220,000, and $8,617,000 in fiscal 2006, 2005, and 2004, respectively. Repair and maintenance costs are expensed as incurred.

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

Investments: Investments in those entities where the Company owns less than twenty percent of the voting stock of the individual entity and does not exercise significant influence over operating and financial policies of the entity are accounted for using the cost method. Investments in those entities where the Company owns more than twenty percent of the voting stock of the individual entity or less than twenty percent and exercises significant influence over operating and financial policies of the entity are accounted for using the equity method. As of October 1, 2006 and October 2, 2005, the Company’s investments were in companies that are not publicly traded and, therefore, no established market for their securities exists. The Company has a policy in place to review its investments on a regular basis to evaluate the carrying value of the investments in these companies. The fair value of a cost method investment is not estimated if there are no identified events or changes in circumstance that may have a significant adverse affect on the fair value of the investment. If the Company believes that the carrying value of an investment is in excess of estimated fair value, it is the Company’s policy to record an impairment charge to adjust the carrying value to estimated fair value, if the impairment is deemed other-than-temporary.

As of October 1, 2006 and October 2, 2005, the Company had investments of $1.3 million.

Revenue Recognition: Revenues from sales of cardiac resuscitation devices, disposable electrodes and accessories are recognized when a signed non-cancelable purchase order exists, the product is shipped, title and risk have passed to the customer, the fee is fixed and determinable, and collection is considered probable. Circumstances that generally preclude the immediate recognition of revenue include shipping terms of FOB destination or the existence of a customer acceptance clause in a contract based upon customer inspection of the product. In these instances, revenue is deferred until adequate documentation is obtained to ensure that these criteria have been fulfilled. Similarly, revenues from the sales of our products to distributors fall under the same guidelines. For all significant orders placed by our distributors, we require an approved purchase order, we perform a credit review, and we ensure that the terms on the purchase order or contract are proper and do not include any contingencies which preclude revenue recognition. We do not typically offer any special right of return, stock rotation or price protection to our distributors or end customers.

ZOLL Medical Corporation

Notes to Consolidated Financial Statements—(Continued)

Our sales to customers often include a cardiac resuscitation device, disposable electrodes and other accessories. For the vast majority of our shipments, all deliverables are shipped together. In cases where some elements of a multiple element arrangement are not delivered as of a reporting date, we defer the fair value of the undelivered elements and only recognize the revenue related to the delivered elements in accordance with Emerging Issues Task Force (EITF) 00-21 “Revenue Arrangements with Multiple Deliverables”. Revenues are recorded net of estimated returns. Some sales to customers of our cardiac resuscitation devices may include some data collection software. The cardiac resuscitation device and software product can operate independently of each other and one does not affect the functionality of the other. In cases where both elements are included in a customer’s order but only one has been delivered by the reporting date, we defer the fair value of the undelivered element and recognize the revenue related to the delivered item in accordance with EITF 03-05, “Applicability of AICPA Statement of Position 97-2, Software Revenue Recognition to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software” and EITF 00-21.

We also license software under non-cancelable license agreements and provide services including training, installation, consulting and maintenance, which consists of product support services, and unspecified upgrade rights (collectively, post-contract customer support (“PCS”)). Revenue from the sale of software is recognized in accordance with the American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended. License fee revenues are recognized when a non-cancelable license agreement has been signed, the software product has been delivered, there are no uncertainties surrounding product acceptance, the fees are fixed and determinable, and collection is considered probable. Revenues from maintenance agreements and upgrade rights are recognized ratably over the period of service. Revenue for services, such as software deployment and consulting, is recognized when the service is performed. Our software arrangements contain multiple elements, which include software products, services and PCS. Generally, we do not sell computer hardware products with our software products. We will occasionally facilitate the hardware purchase by providing information to the customer such as where to purchase the equipment. We generally do not have vendor-specific objective evidence of fair value for our software products. We do, however, have vendor-specific objective evidence of fair value for items such as consulting and technical services, deployment and PCS based upon the price charged when such items are sold separately. Accordingly, for transactions where vendor-specific objective evidence exists for undelivered elements but not for delivered elements, we use the residual method as discussed in SOP 98-9, “Modification of SOP 97-2” Under the residual method, the total fair value of the undelivered elements, as indicated by vendor-specific objective evidence, is deferred and the difference between the total arrangement fee and the amount deferred for the undelivered elements is recognized as revenue related to the delivered elements.

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

ZOLL Medical Corporation

Notes to Consolidated Financial Statements—(Continued)

This government contract is for a one-year term, and the U.S. government has four one-year extension options that require the payment of additional fees to us if exercised (the contract is currently in its second extension). These fees are for the storage, inventory rotation and facilities charge and are recognized ratably over the contract period. The U.S. government has two options to acquire defibrillators under this contract. They may buy on a replenishment basis, which means we will record a sale under our normal U.S. government price list and maintain our “state of readiness”, or they may buy on a non-replenishment basis, which will still allow us to obtain normal margins but will reduce our future obligations under this arrangement.

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

Advertising Costs: Advertising costs are expensed as incurred and totaled $2,082,000, $1,562,000, and $2,127,000 in 2006, 2005 and 2004, respectively.

Shipping & Handling Costs: Shipping and handling costs are recorded in Costs of Goods Sold and totaled $4,440,000, $4,332,000 and $3,453,000 in 2006, 2005 and 2004, respectively.

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

Product warranty activity for the twelve months ended October 1, 2006 and October 2, 2005 is as follows:

(000’s omitted)	Beginning Balance	Accruals for Warranties Issued During the Period	Decrease to Preexisting Warranties	Ending Balance
October 1, 2006	$3,263	$1,347	$996	$3,614
October 2, 2005	$2,679	$1,011	$427	$3,263

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

Foreign Currency: The functional currency for each of the Company’s subsidiaries is each country’s local currency. All assets and liabilities are translated into U.S. dollar equivalents at the exchange rate in effect on the

ZOLL Medical Corporation

Notes to Consolidated Financial Statements—(Continued)

balance sheet date. Revenues and expenses are translated at the average exchange rates for the year. Translation gains or losses are recorded in stockholders’ equity as an element of accumulated other comprehensive income. The Company also incurs transactional gains and losses resulting from transactions denominated in foreign currencies and the translation of intercompany balances. Such items are recorded as other income (expense) in the consolidated income statement and totaled approximately $9,000, ($293,000) and $329,000 in 2006, 2005 and 2004, respectively.

Stock-based Compensation: The Company adopted the provisions of Statement of Financial Accounting Standards 123R, “Share-Based Payment” (“SFAS 123R”), beginning October 3, 2005, using the modified prospective transition method. SFAS 123R requires the Company to measure the cost of employee services in exchange for an award of equity instruments based on the grant-date fair value of the award and to recognize cost over the requisite service period. Under the modified prospective transition method, financial statements for periods prior to the date of adoption are not adjusted for the change in accounting. However, compensation expense is recognized for (a) all share-based payments granted after the effective date under SFAS 123R, and (b) all awards granted under SFAS 123 to employees prior to the effective date that remain unvested on the effective date. The Company recognizes compensation expense on fixed awards with pro rata vesting on a straight-line basis over the vesting period.

Prior to October 3, 2005, the Company used the intrinsic value method to account for stock-based employee compensation under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and therefore the Company did not recognize compensation expense in association with options granted at or above the market price of the Company’s common stock at the date of grant.

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

As a result of adopting SFAS 123R, stock-based compensation charges during the twelve months ended October 1, 2006 totaled approximately $715,000. As a result of adopting SFAS 123R, earnings before income taxes for the twelve months ended October 1, 2006 decreased by approximately $697,000. Net earnings decreased by approximately $418,000 for the twelve month period ended October 1, 2006 or $0.04 per basic and diluted share. Total stock-based compensation expense capitalized as part of inventory for the twelve month period ended October 1, 2006 was approximately $57,000. The tax benefit of stock option exercises is now recorded in the “Financing Activities” of the “Consolidated Statements of Cash Flows”.

ZOLL Medical Corporation

Notes to Consolidated Financial Statements—(Continued)

The following table presents a reconciliation of reported net income (loss) and per share information to pro forma net loss and per share information that would have been reported if the fair value method had been used to account for stock-based employee compensation in 2005 and 2004. The estimated fair value of each option is calculated using the Black-Scholes option-pricing model:

(000’s omitted, except per share data)	2005	2004
Net income-as reported	$1,963	$8,956
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(5,630)	(2,637)

Net income (loss) pro forma	$(3,667)	$6,319

Earnings (loss) per share:
Basic – as reported	$0.21	$0.97

Basic – pro forma	$(0.38)	$0.69

Diluted – as reported	$0.20	$0.96

Diluted – pro forma	$(0.38)	$0.69

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions for used for grants in 2006, 2005 and 2004:

	2006	2005	2004
Dividend yield	0%	0%	0%
Expected volatility	47.7%	65.4%	66.4%
Risk-free interest rate	4.52%	3.89%	3.43%
Expected lives (years)	6.25	5.00	5.00
Weighted –average fair value of options granted during the year	$12.39	$16.98	$18.74

Historical Company information was the primary basis for the expected volatility assumption. Prior year grants were calculated using historical volatility data over the options expected life (five years). The Company believes that the historical volatility over the life of the option (ten years) is more indicative of the options expected volatility in the future. Therefore, beginning in fiscal 2006, the Company’s expected volatility is based upon historical volatility over a ten year period. The Company was unable to use historical information to estimate the expected lives and therefore used the “simplified” method as prescribed by the SEC’s Staff Accounting Bulletin No. 107. Forfeiture rates used for executives and non-executives, based on historical information, ranged from 5% to 25%.

Earnings per Share: The shares used for calculating basic earnings per common share were the weighted average shares of common stock outstanding during the period and the shares used for calculating diluted earnings per common share were the weighted average shares of common stock outstanding during the period plus the dilutive effect of stock options.

(000’s omitted)	2006	2005	2004
Average shares outstanding for basic earnings per share	9,643	9,565	9,191
Dilutive effect of stock options and restricted stock grants	78	65	113

Average shares outstanding for diluted earnings per share	9,721	9,630	9,304

ZOLL Medical Corporation

Notes to Consolidated Financial Statements—(Continued)

Average shares outstanding for diluted earnings per share does not include options to purchase 1,084,423, 994,082 and 543,247 shares of common stock for the fiscal years 2006, 2005 and 2004, respectively, as their effect would have been antidilutive.

Comprehensive Income: The Company computes comprehensive income in accordance with Statement of Financial Accounting Standards No. 130 (“SFAS 130”) “Reporting Comprehensive Income.” SFAS 130 establishes standards for the reporting and display of comprehensive income and its components in financial statements. Other comprehensive income, as defined, includes all changes in equity during a period from non-owner sources, such as unrealized gains and losses on available-for-sale securities, foreign currency translation and the changes in fair value of the effective portion of our outstanding cash flow hedge contracts. Total comprehensive loss for fiscal 2006 and 2005 was as follows:

(000’s omitted)	2006	2005
Unrealized gain/(loss) on available-for-sales securities	$7	$(83)
Cumulative foreign currency translation	(3,781)	(3,021)

Accumulated other comprehensive loss	$(3,774)	$(3,104)

Recent Accounting Pronouncements: In July 2006, the FASB issued Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 prescribes guidance for recognition, measurement, and disclosure of uncertain tax positions recognized in financial statements in accordance with SFAS No. 109 “Accounting for Income Taxes”. The provisions of FIN 48 interpretation will be applied to all tax positions upon its initial adoption. The Company is required to adopt FIN 48 in fiscal year 2008 and the cumulative effect, if any, of applying FIN 48 will be reported as an adjustment to the opening balance of retained earnings for such fiscal year. The Company is currently evaluating the impact of FIN 48 on its consolidated financial statements.

Note B-Marketable Securities

Investments in marketable securities are classified as available-for-sale at October 1, 2006 and October 2, 2005. Available-for-sale securities consist of mainly corporate obligations of $20.5 million and $14.6 million as of October 1, 2006 and October 2, 2005, respectively.

The securities are carried at fair value, with unrealized gains and losses reported in stockholders’ equity as a separate component of accumulated other comprehensive income. At October 1, 2006 and October 2, 2005, the investment portfolio had gross unrealized gains of $7,000 and gross unrealized losses of $83,000, respectively. Net gains/(losses) reclassified from accumulated other comprehensive income to earnings was not material in 2006, 2005 and 2004. The Company realized gains of $13,000 and losses of $5,000 on sales of available-for-sale securities in 2006, gains of $2,000 and losses of $2,000 in 2005, and losses of $161,000 in 2004. The market value of investments maturing in the next year is $20.6 million, $5.7 million matures within two to five years, and $4.5 million has maturities greater than 20 years.

Note C-Investments

In January 2003, the Company invested $1.3 million in the common stock of Advanced Circulatory Systems, Inc. (formerly ResQSystems, Inc.), a development stage medical device corporation. The Company’s investment in Advanced Circulatory Systems, Inc. (“ACSI”) represented approximately 6% of ACSI’s outstanding common stock as of October 1, 2006.

The Company accounts for its investments at cost, which approximates market.

ZOLL Medical Corporation

Notes to Consolidated Financial Statements—(Continued)

Note D-Acquisitions

In March 2006, the Company exercised its option to acquire the assets of Lifecor, Inc. (“Lifecor”), a privately owned medical equipment company that designs, manufactures and markets a wearable external defibrillator system (“LifeVest”). In April 2006, the Company closed the acquisition of the assets of Lifecor, and now utilizes those assets in its ZOLL Lifecor subsidiary. The Company believes that the acquisition presents an opportunity to expand its presence in the resuscitation market because the LifeVest provides patients with the benefit of unhindered mobility. As a result of the transaction, ZOLL acquired Lifecor’s assets and business, assumed Lifecor’s outstanding debt (which included the forgiveness of approximately $3 million of debt owed to ZOLL), and also assumed certain stated liabilities, for a total consideration of approximately $10 million. Additional consideration will be in the form of earn-out payments to Lifecor based upon future revenue growth over certain stipulated threshold amounts of the acquired business over a five-year period through fiscal 2011. Beginning April 3, 2006, the results of operations of Lifecor are included in the consolidated income statement of the Company. In connection with the acquisition of Lifecor, a manufacturing agreement was terminated. The terms of the agreement were deemed to be at fair value and, therefore, no gain or loss was recognized.

The following is a summary of the Company’s estimate of the estimated fair values of the assets acquired and liabilities assumed.

(000’s omitted)
Assets:
Current assets	$2,052
Property and equipment	2,152
Intangible assets subject to amortization (estimated 13 year weighted-average useful life)	10,600
Intangible assets not subject to amortization	440

Total assets acquired	15,244
Liabilities:
Current liabilities	2,699
Debt assumed	5,160
Accrued earnout	2,587

Total liabilities assumed	10,446

Net assets acquired	$4,798

Supplemental (Unaudited) Pro Forma Information

The unaudited pro forma combined condensed statements of income for the period ended October 1, 2006 give effect to the acquisition of the Lifecor business as if the acquisition had occurred at the beginning of the year, October 3, 2005, and the corresponding periods in the prior year after giving effect to certain adjustments, including amortization of the intangibles subject to amortization and related income taxes.

The unaudited pro forma combined condensed statements of income are not necessarily indicative of the financial results that would have occurred if the Lifecor business acquisition had been consummated on October 3, 2005, nor are they necessarily indicative of the financial results which may be attained in the future.

ZOLL Medical Corporation

Notes to Consolidated Financial Statements—(Continued)

The pro forma statement of income is based upon available information and upon certain assumptions that the Company’s management believes are reasonable. The Lifecor business acquisition is being accounted for using the purchase method of accounting. The allocation of the purchase price is preliminary. Final amounts could differ from those reflected in the pro forma statement of income, and such differences could be significant.

	Twelve Months Ended
(000’s omitted)	October 1, 2006	October 2, 2005
Net sales	$253,031	$216,076
Net income	$10,106	$(407)
Net income per common share
Basic	$1.05	$(0.04)
Diluted	$1.04	$(0.04)

Certain of the Company’s business combinations involve the payment of contingent consideration. The October 2004 acquisition of Revivant Corporation (now ZOLL Circulation, Inc.) provided for milestone payments, tied to the completion of certain clinical trials of the AutoPulse Resuscitation System through 2006. These arrangements are not considered contractual obligations until the milestone is met. During the second quarter of fiscal 2005, the Company made a milestone payment of $1 million, related to the publication of clinical data, in the form of $500,000 in cash and 15,188 shares of the Company’s Common Stock. The terms of the acquisition of Revivant, as well as the terms of the March 2004 acquisition of the assets of Infusion Dynamics, Inc. (“Infusion Dynamics”), and the April 2006 acquisition of the assets of Lifecor, provide for possible annual earn-out payments based upon revenue growth over a multi-year period. Such payments may be due with respect to Revivant through fiscal 2007 and with respect to Infusion Dynamics and Lifecor through fiscal 2011. Because all of these prospective earn-out payments will be based upon revenue growth over several years, a reasonable estimate of the future payment obligations cannot be determined. Annual earn-out payments to Infusion Dynamics, in the form of cash, for fiscal 2004 and 2005 were approximately $405,000 and $544,000, respectively. We have accrued, but not yet paid, an earn-out for 2006 of approximately $467,000. The Company also has paid approximately $1.6 million in earn-out payments for fiscal 2005 to the former shareholders of Revivant, approximately $783,000 in the form of cash and 23,800 shares of the Company’s Common Stock. We have accrued, but not yet paid, an earn-out for 2006 of approximately $2.4 million, of which approximately $1.2 million will be paid in cash and the remainder with the issuance of approximately 37,000 shares.

Note E-Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of:

(000’s omitted)	Oct. 1, 2006	Oct. 2, 2005
Deferred income taxes (Note I)	$6,693	$5,733
Other	2,317	2,322

Total prepaid expenses and other current assets	$9,010	$8,055

ZOLL Medical Corporation

Notes to Consolidated Financial Statements—(Continued)

Note F-Intangibles and Other Assets

Intangibles and other assets consist of:

	Weighted Average Life	Oct. 1, 2006		Oct. 2, 2005
(000’s omitted)		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Prepaid license fees	19 years	$9,437	$1,762	$10,071	$1,349
Patents and developed technology	12 years	21,753	3,442	14,024	1,817
Customer-related intangible	10 years	3,300	165	—	—
Intangible asset not subject to amortization		440	—	—	—
Other assets	—	1,953	1,684	3,003	1,547

		$36,883	$7,053	$27,098	$4,713

Total amortization expense for the fiscal 2006, 2005 and 2004 was approximately $2,290,000, $1,991,000, and $660,000, respectively.

The following table provides estimated amortization expense for each of the five succeeding fiscal years based upon the Company’s intangible asset portfolio at October 1, 2006.

Fiscal Year	Estimated Amortization Expense (000’s omitted)
2007	$3,202
2008	3,047
2009	2,960
2010	2,830
2011	2,765
Thereafter	15,012

$29,816

Note G-Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consist of:

(000’s omitted)	Oct. 1, 2006	Oct. 2, 2005
Accrued salaries and wages and related expenses	$9,844	$6,594
Accrued warranty expense	3,614	3,263
Deferred lease incentives	2,648	2,767
Accrued corporate income taxes	1,927	899
Accrued earn out payments	4,258	1,291
Other accrued expenses	6,380	4,942

Total accrued expenses and other liabilities	$28,671	$19,756

ZOLL Medical Corporation

Notes to Consolidated Financial Statements—(Continued)

Note H-Line of Credit

The Company maintains an unsecured working capital line of credit with its bank with borrowing capacity up to $12 million. This line of credit bears interest at the bank’s base rate (8.25% at October 1, 2006). The full amount of the line was available to the Company at October 1, 2006. There are no covenants related to this line of credit.

Note I-Income Taxes

The provision for income taxes consists of the following:

(000’s omitted)	2006	2005	2004
Federal:
Current	$1,419	$(180)	$3,634
Deferred	2,251	(1,254)	(817)

	3,670	(1,434)	2,817
State:
Current	820	158	690
Deferred	(193)	(256)	(83)

	627	(98)	607
Foreign:
Current	1,607	1,755	357
Deferred	95	—	—

	1,702	1,755	357

Total:
Current	3,846	1,733	4,681
Deferred	2,153	(1,510)	(900)

	$5,999	$223	$3,781

The following table allocates income before income taxes between domestic and foreign jurisdictions:

(000’s omitted)	2006	2005	2004
Domestic	$12,847	$(2,257)	$11,895
Foreign	4,292	4,443	842

	$17,139	$2,186	$12,737

The income tax provision differed from the statutory federal income tax provision as follows:

(000’s omitted)	2006	2005	2004
Income taxes at statutory rate	$5,999	$765	$4,458
Tax credits, federal and state	(90)	(311)	(393)
Extraterritorial income exclusion	(407)	(387)	(450)
State income taxes, net of federal benefit	445	(141)	414
Utilization of previously unbenefited foreign loss	—	—	(124)
Foreign income taxes at different rates	(77)	(27)	(197)
Other	129	324	73

	$5,999	$223	$3,781

ZOLL Medical Corporation

Notes to Consolidated Financial Statements—(Continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

(000’s omitted)	Oct. 1, 2006	Oct. 2, 2005
Deferred tax assets:
Acquired NOL—Revivant Corp.	$9,533	$13,442
Accounts receivable and inventory	3,768	3,450
Product warranty accruals	2,834	2,268
Research and development benefits	—	331
Acquired R&D credits	893	893
Capitalized start-up costs	416	666
Other assets	2,618	1,813

Total deferred tax assets	20,062	22,863
Deferred tax liabilities:
Accelerated tax depreciation	746	1,732
Prepaid expenses	—	328
Intangible assets	3,467	3,196
Unrepatriated foreign earnings	826	431

Total deferred tax liabilities	5,039	5,687

Net deferred tax asset before valuation allowance	15,023	17,176
Valuation allowance	(8,137)	(8,319)

Net deferred tax asset	$6,886	$8,857

As a result of the acquisition of Revivant Corporation, the Company, at the date of acquisition, obtained net operating loss carryovers of approximately $43.8 million, which will expire in its fiscal years ending 2012 through 2024. The utilization of these losses is subject to the Section 382 limitations and the Company has established a valuation allowance to reduce the deferred tax asset to the amount that is more likely than not to be recognized. The Company also obtained approximately $900,000 of research tax credit carryovers against which a full valuation allowance has been provided. These credits will expire at the end of fiscal years 2012 – 2024. The Company also acquired technology, valued at $9.0 million on its books, which has no income tax basis, resulting in $3.2 million of deferred tax liabilities.

The Company provides income taxes on the undistributed earnings of non-U.S. subsidiaries except to the extent that such earnings are indefinitely invested outside the United States. At October 1, 2006, approximately $7.6 million of pretax undistributed earnings of non-U.S. subsidiaries were indefinitely invested. At the existing U.S. federal income tax rate, additional taxes of approximately $1,145,000 would have to be provided if such earnings were remitted currently.

During the fourth quarter of fiscal 2005 the Company concluded an Internal Revenue Service (IRS) examination of fiscal years 2001, 2002 and 2003. The finalization of the IRS audit for these years resulted in a minimal positive impact for fiscal 2005.

Note J-Commitments and Contingencies

In October 2005, a lawsuit was brought against ZOLL Data Systems, Inc., a wholly owned subsidiary of the Company (ZDS), by Adept Computer Solutions, Inc. in the U.S. District Court for the District of Colorado

ZOLL Medical Corporation

Notes to Consolidated Financial Statements—(Continued)

(Adept Computer Solutions, Inc. v. ZOLL Data Systems and John Does 1-20). Plaintiff alleges that ZDS incorporated one of the plaintiff’s software products into a ZDS product that was distributed to ZDS customers. Plaintiff claims breach of contract, copyright infringement, trademark violations, and unfair competition. Plaintiff amended its complaint in March 2006 to add claims of alleged violations of the Digital Millennium Copyright Act. The Company is defending itself vigorously in this litigation, and believes that any liability that ZDS may have to the plaintiff in this matter would not have a material adverse impact on its financial condition, results of operations or cash flow. However, the litigation process is inherently uncertain, and the Company can make no assurances as to the ultimate outcome of this matter.

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

Listed below are the future minimum rental payments (excluding common area maintenance and real estate tax charges) required under operating leases with non-cancelable terms in excess of one year at October 1, 2006.

(000’s omitted)
2007	$2,403
2008	2,319
2009	1,958
2010	1,401
2011	992
Thereafter	—

$9,073

Total rental expense under operating leases was approximately $3,358,000, $2,954,000, and $1,979,000 in 2006, 2005 and 2004, respectively.

The Company also has non-cancelable purchase commitments of approximately $635,000 in fiscal 2006. Purchases under these commitments totaled $965,000, $933,000, and $992,000 in 2006, 2005, and 2004 respectively.

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

The Company had one foreign currency forward contract outstanding at October 1, 2006, serving to mitigate the foreign currency risk of a substantial portion of our Euro-denominated intercompany balances, in the notional amount of approximately 3 million Euros. The net settlement amount of these contracts at October 1, 2006 is an unrealized gain of approximately $34,000, which is included in earnings.

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

Net realized gains/(losses) from foreign currency forward contracts totaled ($141,945), $114,000, and ($368,000) during 2006, 2005 and 2004, respectively, and are included in “investment and other income” in the consolidated statement of income.

The Company had no forward exchange contracts outstanding serving as a hedge of our forecasted sales to our subsidiaries at October 1, 2006 and October 2, 2005. At October 3, 2004, the Company had four foreign currency forward contracts outstanding, all maturing in less than twelve months, to exchange the Euro, British Pound, Australian Dollar and Canadian Dollar for U.S. Dollars totaling $1.7 million. The net settlement amount of these contracts at October 3, 2004 was an unrealized loss of approximately $18,000.

Net recognized losses from foreign currency forward contracts, serving as a hedge of our forecasted foreign currency denominated sales to subsidiaries, totaled $108,000 and $340,000 during 2005 and 2004, respectively, and are included in “net sales” in the consolidated statement of income. Also during 2004, the Company had an ineffective portion of its British Pound cash flow hedge in the amount of 4,000 GBP. Because of its immateriality, the net loss on this ineffective portion was reported in net sales and not reclassified to investment and other income on the consolidated statement of income. No other portion of these hedges was ineffective during 2004. The Company did not enter into any derivative contracts designated as cash flow hedges in fiscal 2006 or 2005.

ZOLL Medical Corporation

Notes to Consolidated Financial Statements—(Continued)

Note L-Stockholder’s Equity

Preferred Stock: On June 8, 1998, the Company’s Board of Directors adopted a Shareholder Rights Plan. In connection with the Shareholder Rights Plan, the Board of Directors declared a dividend distribution of one Preferred Stock purchase right for each outstanding share of Common Stock to stockholders of record as of the close of business on June 9, 1998. Initially, these rights are not exercisable and trade with the shares of ZOLL’s Common Stock. Under the Shareholder Rights Plan, the rights generally become exercisable if a person becomes an “acquiring person” by acquiring 15% or more of the Common Stock of ZOLL, if a person who owns 10% or more of the Common Stock of ZOLL is determined to be an “adverse person” by the Board of Directors, or if a person commences a tender offer that would result in that person owning 15% or more of the Common Stock of ZOLL. Under the Shareholder Rights Plan, a shareholder of ZOLL who beneficially owns 15% or more of the Company’s Common Stock as of June 9, 1998 generally will be deemed an “acquiring person” if such shareholder acquires additional shares of the Company’s Common Stock. In the event that a person becomes an “acquiring person” or is declared an “adverse person” by the Board, each holder of a right (other than the acquiring person or the adverse person) would be entitled to acquire such number of shares of Preferred Stock which are equivalent to ZOLL Common Stock having a value of twice the then-current exercise price of the right. If ZOLL is acquired in a merger or other business combination transaction after any such event, each holder of a right would then be entitled to purchase, at the then-current exercise price, shares of the acquiring company’s Common Stock having a value twice the exercise price of the right. The Board of Directors is authorized to fix the designations, relative rights, preferences and limitations on the Preferred Stock at the time of issuance. To date, no shares of preferred stock have been issued.

Stock Option Plans: At October 2, 2006, the Company had two active stock-based compensation plans under which stock-based grants may be issued, and two other stock-based compensation plans under which grants are no longer being made. No further grants are being made under the Company’s 1992 Stock Option Plan (“1992 Plan”) and 1996 Non-Employee Directors’ Stock Option Plan (“1996 Plan”), and option grants remain outstanding under both such plans. The Company’s active plans are the Amended and Restated 2001 Stock Incentive Plan (“2001 Plan”) and the 2006 Non-Employee Director Stock Option Plan (“2006 Plan”).

At the 2006 Annual Meeting, the Company’s Stockholders approved, (i) an additional 315,000 shares available for issuance (for a total authorized of 1,260,000 shares) pursuant to nonqualified stock options to be granted from time to time under the 2001 Plan, plus 60,000 shares to be issued as restricted Common Stock from time to time under the 2001 Plan; and (ii) the adoption of the 2006 Plan, with 55,000 shares authorized for issuance, to replace the existing 1996 Plan, upon its expiration in April 2006.

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

The total number of shares authorized for these plans was 3,860,000, of which approximately 562,000 remain available for grant at October 1, 2006. Approximately 1,347,000 shares of Common Stock are reserved for future issuance under the Company’s stock option plans as of October 1, 2006.

ZOLL Medical Corporation

Notes to Consolidated Financial Statements—(Continued)

Changes in outstanding stock options for the year ended October 1, 2006, were as follows:

	Number of Stock Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term in Years	Aggregate Intrinsic Value ($000’s)
Outstanding at October 2, 2005	1,262,952	$33.77
Granted	221,000	23.63
Exercised	(61,198)	22.98
Forfeited	(136,153)	32.42

Outstanding at October 1, 2006	1,286,601	$30.49	6.00	$8,041

Exercisable at October 1, 2006	1,038,226	$32.09	5.34	$5,044

Vested and expected to vest at October 1, 2006	1,187,085	$30.47	6.00	$7,519

The following table summarizes information about stock options outstanding and exercisable at October 1, 2006.

(000’s omitted, except per share data)		Options Outstanding		Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted-Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$ 0.00-$ 9.00	39	1.04 years	$6.98	39	$6.98
$ 9.01-$18.00	40	2.43 years	$10.52	40	$10.52
$18.01-$27.00	335	7.94 years	$23.29	97	$22.72
$27.01-$36.00	597	6.30 years	$33.09	586	$33.13
$36.01-$45.00	261	4.26 years	$39.20	261	$39.20
$45.01-$54.00	15	3.57 years	$51.25	15	$51.25

$ 0.00-$54.00	1,287	6.00 years	$30.49	1,038	$32.09

Total intrinsic value of options exercised in fiscal 2006, 2005, and 2004 was approximately $769,000, $846,000, and $3.4 million, respectively. It is the Company’s policy to issue new shares upon the exercise of options.

ZOLL Medical Corporation

Notes to Consolidated Financial Statements—(Continued)

The following table summarizes the activity for unvested restricted stock awards for the year ended October 1, 2006:

	Shares	Weighted-Average Fair Value
Unvested at October 2, 2005	—	$—
Granted	19,050	26.47
Vested	—	—
Forfeited	—	—

Unvested at October 1, 2006	19,050	$26.47

At October 1, 2006, there was approximately $3.0 million of unrecognized compensation cost related to non-vested awards, which we expect to recognize over a weighted-average period of 3.14 years.

Note M-Employee Benefit Plans

Defined contribution retirement plan: ZOLL has a defined contribution retirement plan (the “Plan”) which contains a 401(k) program for all employees with three months of service who have attained 21 years of age. Participants in the Plan may contribute up to 15% of their eligible compensation. The Company may make discretionary matching contributions to the Plan in an amount determined by its Board of Directors. The employer match is currently set at 33% of the employee contribution up to 7% of eligible compensation. In 2006, the Board of Directors approved an increase in the employer match from 25% to 33% of the employee contribution up to 7% of eligible compensation. The Company recorded expense related to Company contributions of approximately $491,000, $637,000, and $420,000 in 2006, 2005 and 2004, respectively, related to the Plan. In 2005, employees of ZOLL Circulation, Inc. became eligible to participate in the Plan. In 2006, employees of ZOLL Lifecor, Inc. became eligible to participate in the Plan.

401(k) Salary Deferral Plan: Beginning in 1998, ZOLL Data Systems, Inc. (ZDS) has maintained a retirement savings plan (the “ZOLL Data Systems Plan”) pursuant to which eligible employees may defer compensation for income tax purposes under section 401(k) of the Internal Revenue Code of 1986. Participants in the ZOLL Data Systems Plan may contribute up to 15% of their eligible compensation, which contributions are matched by ZDS at 50% of the employee contribution up to 6% of eligible compensation. The Company may make discretionary matching contributions to the ZOLL Data Systems Plan in an amount determined by its Board of Directors. ZDS recorded expense related to Company contributions to the ZOLL Data Systems Plan of approximately $114,000, $139,000, and $127,000 in 2006, 2005 and 2004, respectively.

Note N-Segment and Geographic Information

Segment Information: The Company operates in a single business segment: the design, manufacture and marketing of an integrated line of proprietary non-invasive resuscitation devices, and systems used for emergency resuscitation of cardiac arrest victims. In order to make operating and strategic decisions, ZOLL’s chief operating decision maker (its Chief Executive Officer) evaluates revenue performance based on the worldwide revenues of four customer/product categories. However, due to shared infrastructures, profitability is evaluated based on an enterprise-wide measure. These customer/product categories consist of (1) the sale of resuscitation devices, data management software, and accessories to the North American hospital market, (2) the sale of the same items and data collection management software to North American pre-hospital market, (3) the sale of disposable/other products in North America, (4) the sale of resuscitation devices and accessories and disposable electrodes and data management software to the international market.

ZOLL Medical Corporation

Notes to Consolidated Financial Statements—(Continued)

Net sales by customer/product categories were as follows:

(000’s omitted)	2006	2005	2004
Hospital Market-North America	$75,579	$70,266	$87,844
Pre-hospital Market-North America	97,405	72,831	62,701
Other-North America	19,336	19,628	19,982
International Market-excluding North America	56,529	48,615	41,258

	$248,849	$211,340	$211,785

The Company reports assets on a consolidated basis to the chief operating decision maker.

Geographic information: Net sales by major geographical area, determined on the basis of destination of the goods, are as follows:

(000’s omitted)	2006	2005	2004
United States	$180,832	$155,093	$161,414
Foreign	68,017	56,247	50,371

	$248,849	$211,340	$211,785

Long-lived assets located outside the United States are not material.

In each of the years in the three year period ended October 1, 2006, no single customer represented over 10% of the Company’s consolidated net sales.

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

ZOLL Medical Corporation

Notes to Consolidated Financial Statements—(Continued)

Note P-Quarterly Financial Data (Unaudited)

Summarized quarterly financial data for 2006 and 2005 is as follows:

	Quarter Ended
(000’s omitted, except per share data)	Oct. 1, 2006	July 2, 2006	April 2, 2006	Jan. 1, 2006
Net sales	$72,289	$64,267	$56,833	$55,460
Gross profit	41,373	36,289	31,643	30,979
Income from operations	7,567	3,333	2,775	1,382
Net income	5,396	2,530	2,082	1,132
Basic earnings per common share	$0.56	$0.26	$0.22	$0.12
Diluted earnings per common and equivalent share	$0.55	$0.26	$0.21	$0.12

	Quarter Ended
(000’s omitted, except per share data)	Oct. 2, 2005	July 3, 2005	April 3, 2005	Jan. 2, 2005
Net sales	$57,127	$51,093	$52,491	$50,629
Gross profit	31,482	29,433	29,671	28,429
Income (loss) from operations	2,535	171	247	(1,339)
Net income (loss)	2,238	132	159	(566)
Basic earnings (loss) per common share	$0.23	$0.01	$0.02	$(0.06)
Diluted earnings (loss) per common and equivalent share	$0.23	$0.01	$0.02	$(0.06)

As discussed in Note A, the Company’s financial statements are prepared on a fiscal year basis ending on the last Sunday closest to September 30. The year ended October 1, 2006 and October 2, 2005 included 52 weeks. The year ended October 3, 2004 included 53 weeks. The quarter ended October 3, 2004 included 14 weeks.

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

Changes in Internal Control Over Financial Reporting

There were no significant changes in the Company’s internal control over financial reporting that occurred during the quarter ended October 1, 2006 and through the date of this filing of Form 10-K that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of October 1, 2006.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of October 1, 2006 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report below.

/s/ RICHARD A. PACKER	/s/ A. ERNEST WHITON
Richard A. Packer	A. Ernest Whiton
Chief Executive Officer and President	Vice President of Administration and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of ZOLL Medical Corporation:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that ZOLL Medical Corporation maintained effective internal control over financial reporting as of October 1, 2006 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). ZOLL Medical Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that ZOLL Medical Corporation maintained effective internal control over financial reporting as of October 1, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, ZOLL Medical Corporation maintained, in all material respects, effective internal control over financial reporting as of October 1, 2006, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2006 consolidated financial statements of ZOLL Medical Corporation and our report dated December 11, 2006 expressed an unqualified opinion thereon.

/s/    ERNST & YOUNG LLP

December 11, 2006

Boston, Massachusetts

Item 9B. Other Information.

Not Applicable.

Part III

Item 10. Directors and Executive Officers of the Registrant.

The Company’s Board of Directors currently consist of six members, divided into three classes, with the directors of each class serving for a term of three years. The following are the members of the Board:

Class III Directors (terms expire at 2007 Annual Meeting)

James W. Biondi, M.D.

Chairman of the Board, Cardiopulmonary Corporation and Ivy Biomedical Systems, Inc.

Robert J. Halliday

Executive Vice President and Chief Financial Officer, Varian Semiconductor Equipment Associates, Inc.

Class I Directors (terms expire at 2008 Annual Meeting)

Daniel M. Mulvena

Principal, Commodore Associates, Inc. (consulting)

Benson F. Smith

Author and speaker

Class II Directors (terms expire at 2009 Annual Meeting)

Thomas M. Claflin, II

Principal, Claflin Capital Management, Inc. (venture capital)

Richard A. Packer

Chairman and Chief Executive Officer, ZOLL Medical Corporation

Other information required by this Item with respect to directors is incorporated herein by reference from the Company’s definitive Proxy Statement for the 2007 Annual Meeting of Stockholders (the “Proxy Statement”) under the caption “Proposal 1—Election of a Class of Directors”.

Information regarding Executive Officers of the Company is detailed below:

Executive Officers of Registrant

Name	Age	Position
Richard A. Packer	49	Chairman, Chief Executive Officer and President
A. Ernest Whiton	45	Vice President of Administration and Chief Financial Officer
Ward M. Hamilton	59	Vice President, Marketing
Donald R. Boucher	54	Vice President, Research and Development
Alexander N. Moghadam	42	Vice President, International Operations
Steven K. Flora	55	Vice President, North American Sales
Edward T. Dunn	53	Vice President, Operations
John P. Bergeron	55	Vice President and Corporate Treasurer
Stephen Korn	61	Vice President, General Counsel and Secretary

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

Mr. Moghadam joined the Company as Vice President of International Operations in January 2005. Prior to joining the Company, from 1995 to 2005 Mr. Moghadam held a variety of commercial and operational roles with Thermo Electron, which included eight years of overseas assignments in Asia (Shanghai, Hong Kong) and France. Mr. Moghadam holds a MBA from DePaul University, a Master of International Management from American Graduate School of International Management (Thunderbird), and a B.S. in biology from Loyola University of Chicago.

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

Information required with respect to compliance with Section 16(a) of the Exchange Act appears under the caption “Proposal I - Election of a Class of Directors - Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement, which is incorporated herein by reference.

Code of Ethics

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

Item 11. Executive Compensation.

The information required by this Item is incorporated by reference from the Proxy Statement under the captions “Proposal 1 - Election of a Class of Directors - Executive Compensation”.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item is incorporated by reference from the Proxy Statement under the captions “Proposal 1 - Election of a Class of Directors” and “Other Matters - Principal and Management Stockholders”. See also “Equity Compensation Plan Information” under Part II, Item 5 of this Annual Report on Form 10-K.

Item 13. Certain Relationships and Related Transactions.

The information required by this Item is incorporated by reference from the Proxy Statement under the captions “Proposal 1 - Election of a Class of Directors - Certain Relationships and Related Party Transactions”.

Item 14. Principal Accounting Fees and Services.

The information required by this Item is incorporated by reference from the Proxy Statement under the captions “Proposal 1 - Election of a Class of Directors - Independent Registered Public Accounting Firm”.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

Classifications	Balance Beginning of Period	Additions Charged to Costs and Expenses	Deductions	Balance At End of Period
Year Ended October 1, 2006 Allowance for doubtful accounts	$5,555,000	$2,409,000	$67,000	$7,897,000

Year Ended October 2, 2005 Allowance for doubtful accounts	$4,855,000	$1,991,000	$1,291,000	$5,555,000

Year Ended October 3, 2004 Allowance for doubtful accounts	$4,689,000	$1,181,000	$1,015,000	$4,855,000

Part IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1)	The following Consolidated Financial Statements, Notes thereto and Report of Independent Registered Public Accounting Firm are set forth under Item 8:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets
Consolidated Income Statements
Consolidated Statements of Stockholders’ Equity and Comprehensive Income
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

(a)(3)	The following is a complete list of Exhibits filed or incorporated by reference as part of this report:

Exhibit No.	Exhibit

3.1	Restated Articles of Organization. (2)

3.2	Amended and Restated By-laws. (2)

4.1	Shareholders Rights Plan. (5)

10.1	Amended and Restated 2001 Stock Incentive Plan, as amended through January 25, 2006 (9)*

10.2	1992 Stock Option Plan. (2)*

10.3	1983 Incentive Stock Option Plan, as amended and restated February 6, 1990. (2)*

10.4	Revolving Loan and Security Agreement dated March 9, 1992 between the Company and Brown Brothers Harriman & Co. (2)

10.5	2006 Non-Employee Director Stock Option Plan (9)*

10.6	Form of Non-Qualified Stock Option Agreement under the 2006 Non-Employee Director Stock Option Plan (9)*

10.7	Form of Restricted Stock Award Agreement under Amended and Restated 2001 Stock Incentive Plan (9)*

10.8	Form of Non-Qualified Stock Option Agreement under Amended and Restated 2001 Stock Incentive Plan (9)*

10.9	Employment Agreement dated July 19, 1996 between the Company and Richard A. Packer regarding Mr. Packer’s employment. (3)*

10.10	1996 Non Employee Directors’ Stock Option Plan. (6)*

10.11	Senior Executive Severance Agreement dated January 21, 2000 between the Company and Richard A. Packer. (7)*

10.12	Amended and Restated Executive Severance Agreement dated April 1, 2002 between the Company and A. Ernest Whiton. (10)*

10.13	2001 Stock Incentive Plan (1)*

10.14	Form of Option Agreement under the 2001 Stock Incentive Plan (14)*

10.15	Executive Severance Agreements by and between the Company and each of Ward Hamilton, Donald Boucher, E. J. Jones, Steve Flora and Edward Dunn. (10)*

10.16	Form of Non-Qualified Stock Option Agreement under the ZOLL Medical Corporation 1996 Non-Employee Directors Stock Option Plan (11)*

10.17	Amendment dated September 14, 2005 to Master Agreement and Asset Purchase Agreement dated March 29, 2004 among the Company, LC Acquisition Corporation, and LifeCor, Inc. (12)

10.18	License and Supply Agreement between ZOLL Medical Corporation and LifeCor, Inc., dated March 29, 2004. (15)

10.19	Form of Additional Advance Note to be issued to the Company by LifeCor, Inc. (12)

10.20	Master Agreement by and Among the Company, LC Acquisition Corporation and LifeCor, Inc. dated March 29, 2004. (12)

10.21	Asset Purchase Agreement by and Among the Company, LC Acquisition Corporation and LifeCor, Inc. dated March 29, 2004. (12)

10.22	Executive Severance Agreement between the Company and Alexander Moghadam dated August 10, 2005 (13)*

14.0	Code of Conduct (8)

21.1	Subsidiaries of the Company (4)

23.1	Consent of Ernst & Young LLP (4)

24.0	Power of Attorney (4) included in signature page

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (4)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (4)

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (4)

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (4)

Footnotes:

(1)	Incorporated by reference from the Company’s Registration Statement on Form S-8, under the Securities Act of 1933 (Registration Statement No. 33-3101839 filed with the SEC on December 13, 2003).
(2)	Incorporated by reference from the Company’s Registration Statement on Form S-1, as amended, under the Securities Act of 1933 (Registration Statement No. 33-47937 filed with the SEC on May 15, 1992).
(3)	Incorporated by reference from the Company’s Annual Report for 1996 on Form 10-K, as amended, filed with the Securities and Exchange Commission on December 27, 1996. (SEC File # 0-20225)
(4)	Filed herewith.
(5)	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 11, 1998. (SEC File # 0-20225)
(6)	Incorporated by reference from the Company’s Registration Statement on Form S-8, under the Securities Act of 1933 (Registration Statement No. 33-368401 filed with the SEC on December 4, 1998).
(7)	Incorporated by reference from the Company’s Annual Report for 2000 on Form 10-K, as amended, filed with the Securities and Exchange Commission on December 29, 2000. (SEC File # 0-20225)

(8)	Incorporated by reference from the Company’s Annual Report for 2003 on Form 10-K, filed with the Securities and Exchange Commission on December 19, 2003.
(9)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on February 10, 2006.
(10)	Incorporated by reference from the Company’s Annual Report for 2004 on Form 10-K, filed with the Securities and Exchange Commission on December 17, 2004.
(11)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on January 2, 2005.
(12)	Incorporated by reference from the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 20, 2005.
(13)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 3, 2005, filed with the Securities and Exchange Commission on August 12, 2005.
(14)	Incorporated by reference to the Company’s Registration Statement on Form S-8, under the Securities Act of 1933 (Registration Statement No. 333-120310 filed with the SEC on November 9, 2004).
(15)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 12, 2006.
*	Represents management contract or compensatory plan arrangements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on December 15, 2006.

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

SIGNATURE	TITLE	DATE

/s/ RICHARD A. PACKER Richard A. Packer	Chairman, Chief Executive Officer and President (Principal Executive Officer)	December 15, 2006

/s/ A. ERNEST WHITON A. Ernest Whiton	Chief Financial Officer (Principal Financial and Accounting Officer)	December 15, 2006

/s/ THOMAS M. CLAFLIN, II Thomas M. Claflin, II	Director	December 15, 2006

/s/ JAMES W. BIONDI, M.D. James W. Biondi, M.D.	Director	December 15, 2006

/s/ DANIEL M. MULVENA Daniel M. Mulvena	Director	December 15, 2006

/s/ BENSON F. SMITH Benson F. Smith	Director	December 15, 2006

/s/ ROBERT J. HALLIDAY Robert J. Halliday	Director	December 15, 2006