Form 10-Q
period 2006-12-31
ZOLL MEDICAL CORP
filed 2007-02-09
CIK 887568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the three month period from October 2, 2006 to December 31, 2006.

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

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

Class	Outstanding at February 1, 2007
Common Stock, $0.02 par value	10,008,039

This document consists of 33 pages.

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

ZOLL MEDICAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(000’s omitted, except per share data)

(Unaudited)

	Dec. 31, 2006	Oct. 1, 2006
ASSETS
Current assets:
Cash and cash equivalents	$45,053	$42,831
Short-term investments	21,726	20,548
Accounts receivable, less allowance of $9,181 at December 31, 2006, and $7,897 at October 1, 2006	60,566	59,078
Inventories:
Raw materials	18,435	16,832
Work-in-process	4,796	4,847
Finished goods	18,491	15,440

	41,722	37,119

Prepaid expenses and other current assets	9,485	9,010

Total current assets	178,552	168,586

Property and equipment, at cost:
Land, building and building improvements	1,172	1,172
Machinery and equipment	56,032	53,859
Construction in progress	3,930	4,329
Tooling	12,751	12,003
Furniture and fixtures	3,387	3,313
Leasehold improvements	5,233	5,278

	82,505	79,954
Less: accumulated depreciation	55,301	53,299

Net property and equipment	27,204	26,655

Investments	1,310	1,310
Notes receivable	683	495
Goodwill	24,421	24,421
Patents and developed technology, net	17,938	18,311
Deferred tax asset	189	189
Intangibles and other assets, net	11,298	11,519

	$261,595	$251,486

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$15,554	$13,745
Deferred revenue	14,359	13,424
Accrued expenses and other liabilities	23,849	28,671

Total current liabilities	53,762	55,840

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, authorized 1,000 shares, none issued and outstanding Common stock, $0.02 par value, authorized 19,000 shares, 9,953 and 9,684 issued and outstanding at December 31, 2006 and October 1, 2006, respectively	199	193
Capital in excess of par value	129,279	119,262
Accumulated other comprehensive loss	(3,962)	(3,774)
Retained earnings	82,317	79,965

Total stockholders’ equity	207,833	195,646

	$261,595	$251,486

See notes to unaudited consolidated financial statements.

ZOLL MEDICAL CORPORATION

CONSOLIDATED INCOME STATEMENTS

(000’s omitted, except per share data)

(Unaudited)

	Three Months Ended
	Dec. 31, 2006	Jan. 1, 2006
Net sales	$64,641	$55,460
Cost of goods sold	28,371	24,481

Gross profit	36,270	30,979
Expenses:
Selling and marketing	21,061	19,349
General and administrative	6,176	4,948
Research and development	6,383	5,300

Total expenses	33,620	29,597

Income from operations	2,650	1,382
Investment and other income	661	283

Income before income taxes	3,311	1,665
Provision for income taxes	959	533

Net income	$2,352	$1,132

Basic earnings per common share	$0.24	$0.12

Weighted average common shares outstanding	9,888	9,622
Diluted earnings per common and common equivalent share	$0.23	$0.12

Weighted average common and common equivalent shares outstanding	10,119	9,694

See notes to unaudited consolidated financial statements.

ZOLL MEDICAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(000’s omitted)

(Unaudited)

	Three Months Ended
	Dec. 31, 2006	Jan. 1, 2006
OPERATING ACTIVITIES:
Net income	$2,352	$1,132
Charges not affecting cash:
Depreciation and amortization	2,872	2,773
Stock-based compensation expense	263	97
Changes in current assets and liabilities:
Accounts receivable	(1,420)	2,146
Inventories	(5,229)	1,084
Prepaid expenses and other current assets	(459)	(160)
Accounts payable, deferred revenue and accrued expenses	(1,535)	2,522

Cash (used for) provided by operating activities	(3,156)	9,594
INVESTING ACTIVITIES:
Purchases of marketable securities	(7,340)	(5,617)
Sales of marketable securities	6,162	7,078
Additions to property and equipment	(2,851)	(3,906)
Milestone payments related to prior year acquisitions	(522)	(544)
Other assets, net	(68)	(486)

Cash used for investing activities	(4,619)	(3,475)
FINANCING ACTIVITIES:
Exercise of stock options	8,012	13
Excess tax benefit from the exercise of stock options	1,747	—

Cash provided by financing activities	9,759	13
Effect of exchange rates on cash and cash equivalents	238	(185)

Net increase in cash and cash equivalents	2,222	5,947
Cash and cash equivalents at beginning of period	42,831	36,270

Cash and cash equivalents at end of period	$45,053	$42,217

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period:
Income taxes	$676	$308

See notes to unaudited consolidated financial statements.

ZOLL MEDICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting only of adjustments of a normal recurring nature) considered necessary for a fair presentation have been included. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Examples include provisions for returns, bad debts and the estimated lives of fixed assets. Actual results may differ from these estimates. The results for the interim periods are not necessarily indicative of results to be expected for the entire year. The information contained in the interim financial statements should be read in conjunction with the Company’s audited financial statements as of and for the year ended October 1, 2006 included in its Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on December 15, 2006.

2. Segment and Geographic Information

Segment information: The Company operates in a single business segment: the design, manufacture and marketing of a range of non-invasive resuscitation devices and software solutions. These devices and software help healthcare professionals, emergency medical service providers, and first responders diagnose and treat victims of trauma, as well as sudden cardiac arrest. In order to make operating and strategic decisions, ZOLL’s chief executive officer (the “chief operating decision maker”) evaluates revenue performance based on the worldwide revenues of four customer/product categories but, due to shared infrastructures, profitability is based on an enterprise-wide measure. These customer/product categories consist of (1) the sale of resuscitation devices and accessories to the North American hospital market, including the military marketplace, (2) the sale of resuscitation devices, accessories and data collection management software to the North American pre-hospital market, (3) the sale of disposable/other products in North America, and (4) the sale of resuscitation devices, accessories, disposable electrodes and data collection management software to the international market.

Net sales by customer/product categories were as follows:

	Three Months Ended
(000’s omitted)	December 31, 2006	January 1, 2006
Hospital Market - North America	$17,337	$16,097
Pre-hospital Market - North America	25,645	21,414
Other - North America	5,245	4,640
International Market	16,414	13,309

	$64,641	$55,460

The Company reports assets on a consolidated basis to the chief operating decision maker.

Geographic information: Net sales by major geographical area, determined on the basis of destination of the goods, are as follows:

	Three Months Ended
(000’s omitted)	December 31, 2006	January 1, 2006
United States	$45,407	$39,917
Foreign	19,234	15,543

	$64,641	$55,460

No individual foreign country represented 10% or more of our revenues for the three months ended December 31, 2006 and January 1, 2006, respectively.

3. Comprehensive Income

The Company computes comprehensive income in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 130 (“SFAS 130”) “Reporting Comprehensive Income.” SFAS 130 establishes standards for the reporting and display of comprehensive income and its components in financial statements. Other comprehensive income, as defined, includes all changes in equity during a period from non-owner sources, such as unrealized gains and losses on available-for-sale securities, and foreign currency translation. Total comprehensive income for the three months ended December 31, 2006 and January 1, 2006, was as follows:

	Three Months Ended
(000’s omitted)	December 31, 2006	January 1, 2006
Net income	$2,352	$1,132
Unrealized gain on available-for-sales securities	3	73
Foreign currency translation adjustment	(191)	(427)

Total comprehensive income	$2,164	$778

4. Stock Option Plans

At December 31, 2006, the Company had two active stock-based compensation plans under which stock-based grants may be issued, and two other stock-based compensation plans under which grants are no longer being made. No further grants are being made under the Company’s 1992 Stock Option Plan (“1992 Plan”) and 1996 Non-Employee Directors’ Stock Option Plan (“1996 Plan”), and option grants remain outstanding under both such plans. The Company’s active plans are the Amended and Restated 2001 Stock Incentive Plan (“2001 Plan”) and the 2006 Non-Employee Director Stock Option Plan (“2006 Plan”).

At the 2006 Annual Meeting of Stockholders, the Company’s stockholders approved (i) an additional 315,000 shares available for issuance (for a total authorized of 1,260,000 shares) pursuant to nonqualified stock options to be granted from time to time under the 2001 Plan, plus 60,000 shares to be issued as restricted Common Stock from time to time under the 2001 Plan; and (ii) the adoption of the 2006 Plan, with 55,000 shares authorized for issuance, to replace the existing 1996 Plan, which expired in April 2006 (6,250 shares not subject to option grants under the 1996 Plan at the time of its expiration were transferred to the 2006 Plan).

Stock options outstanding under the 1992 Plan, the 1996 Plan, the 2001 Plan, and the 2006 Plan generally vest over a four-year period and have exercise prices equal to the fair market value of the Common Stock at the date of grant. All options have a 10-year term. All options issued under the 2001 Plan and 2006 Plan must have an exercise price no less than fair market value on the date of grant. Restricted Common Stock grants made under the 2001 Plan will generally vest over a four-year period.

The Company adopted the provisions of SFAS 123R, “Share-Based Payment” (“SFAS 123R”), beginning October 3, 2005, using the modified prospective transition method. SFAS 123R requires the Company to measure the cost of employee services in exchange for an award of equity instruments based on the grant-date fair value of the award and to recognize cost over the requisite service period. Under the modified prospective transition method, financial statements for periods prior to the date of adoption are not adjusted for the change in accounting. However, compensation expense is recognized for (a) all share-based payments granted after the effective date under SFAS 123R, and (b) all awards granted under SFAS 123 to employees prior to the effective date that remain unvested on the effective date. The Company recognizes compensation expense on fixed awards with pro rata vesting on a straight-line basis over the vesting period.

Prior to October 3, 2005, the Company used the intrinsic value method to account for stock-based employee compensation under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and, therefore, the Company did not recognize compensation expense in association with options granted at or above the market price of the Company’s Common Stock at the date of grant.

As a result of adopting SFAS 123R, stock-based compensation charges during the three months ended December 31, 2006 and January 1, 2006 totaled approximately $263,000 and $97,000, respectively. The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions for the three months ended December 31, 2006 and January 1, 2006:

	2007	2006
Dividend yield	0%	0%
Expected volatility	46.8%	48.0%
Risk-free interest rate	4.69%	4.37%
Expected lives (years)	6.25	6.25

At December 31, 2006, there was approximately $5.5 million of unrecognized compensation cost related to non-vested awards, which we expect to recognize over a weighted-average period of 3.40 years.

The weighted-average grant-date fair value of options granted (estimated using the Black-Scholes option-pricing model) was $21.08 and $11.81 for the three months ended December 31, 2006 and January 1, 2006, respectively. During the three months ended December 31, 2006, the Company issued 269,268 common shares pursuant to exercised stock options for proceeds of approximately $8 million. Total intrinsic value of options exercised for the three months ended December 31, 2006 and January 1, 2006 was approximately $5.4 million and $4,000, respectively. It is the Company’s policy to issue new shares upon the exercise of options.

The following table summarizes the status of outstanding stock options as of December 31, 2006 as well as changes during the three months ended December 31, 2006:

	Shares	Weighted-Average Exercise Price
Outstanding at October 1, 2006	1,286,601	$30.49
Granted	158,000	40.45
Exercised	(269,268)	29.77
Forfeited	(15,839)	28.52

Outstanding at December 31, 2006	1,159,494	$32.04

The following table summarizes the status of unvested restricted stock awards as of December 31, 2006 as well as changes during the three months ended December 31, 2006:

	Shares	Weighted-Average Fair Value
Unvested at October 1, 2006	19,050	$26.47
Granted	—	—
Vested	—	—
Forfeited	—	—

Unvested at December 31, 2006	19,050	$26.47

5. Earnings per Share

The shares used for calculating basic earnings per common share were the weighted average shares of Common Stock outstanding during the period, and the shares used for calculating diluted earnings per common share were the weighted average shares of Common Stock outstanding during the period plus the dilutive effect of stock options and restricted stock.

	Three Months Ended
(000’s omitted)	Dec. 31, 2006	Jan. 1, 2006
Average shares outstanding for basic earnings per share	9,888	9,622
Dilutive effect of stock options and restricted stock grants	231	72

Average shares outstanding for diluted earnings per share	10,119	9,694

Average shares outstanding for diluted earnings per share does not include options to purchase 173,000 and 997,465 shares of Common Stock for the three months ended December 31, 2006 and January 1, 2006, respectively, as their effect would have been antidilutive.

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

The Company uses foreign currency forward contracts to manage its currency transaction exposures with intercompany receivables denominated in foreign currencies. These currency forward contracts are not designated as cash flow, fair value or net investment hedges under SFAS No. 133 (“SFAS 133”), “Accounting for Derivative Instruments and Hedging Activities” and, therefore, are marked to market with changes in fair value recorded to earnings. These derivative instruments do not subject the Company’s earnings or cash flows to material risk since gains and losses on those derivatives offset losses and gains on the assets and liabilities being hedged. These derivative instruments are entered into for periods consistent with the currency transaction exposures, generally three months.

The Company had one foreign currency forward contract outstanding at December 31, 2006, serving to mitigate the foreign currency risk of a substantial portion of our Euro-denominated intercompany balances, in the notional amount of approximately 4 million Euros. The net settlement amount of these contracts at December 31, 2006 is an unrealized loss of approximately $19,000 which is included in earnings.

Net realized losses from foreign currency forward contracts totaled approximately $110,000 during the quarter ended December 31, 2006 and are included in the consolidated income statement within “investment and other income”, compared to net realized gains of $65,000 for the prior year’s quarter.

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

Product warranty activity for the three months ended December 31, 2006 and January 1, 2006 is as follows:

(000’s omitted)	Beginning Balance	Accruals for Warranties Issued During the Period	Decrease to Preexisting Warranties	Ending Balance
December 31, 2006	$3,614	$443	$417	$3,640
January 1, 2006	$3,263	$371	$271	$3,363

8. Acquisitions

In March 2006, the Company exercised its option to acquire the assets of Lifecor, Inc. (“Lifecor”), a privately owned medical equipment company that designs, manufactures and markets a wearable external defibrillator system (“LifeVest”). In April 2006, the Company closed on the acquisition of the assets of Lifecor and now utilizes those assets in its subsidiary, ZOLL Lifecor Corporation. The Company believes that the acquisition presents an opportunity to expand our presence in the resuscitation market because the LifeVest provides patients with the benefit of unhindered mobility. As a result of the transaction, ZOLL acquired Lifecor’s assets and business, assumed Lifecor’s outstanding debt (which included the forgiveness of approximately $3 million of debt owed to ZOLL), and also assumed certain stated liabilities, for a total consideration of approximately $10 million. Additional consideration will be in the form of earn-out payments to Lifecor based upon future revenue growth over certain stipulated threshold amounts of the acquired business over a five-year period through fiscal 2011. Beginning April 3, 2006, the results of operations of Lifecor are included in the consolidated income statement of the Company. In connection with the acquisition of Lifecor, a manufacturing agreement was terminated. The terms of the agreement were deemed to be at fair value, and therefore no gain or loss was recognized.

The following is a summary of the Company’s estimate of the estimated fair values of the assets acquired and liabilities assumed.

(000’s omitted)
Assets:
Current assets	$2,052
Property and equipment	2,152
Intangible assets subject to amortization (estimated 13 year weighted-average useful life):	10,600
Intangible assets not subject to amortization	440

Total assets acquired
Liabilities:	15,244
Current liabilities	2,699
Debt assumed	5,160
Accrued earnout	2,500

Total liabilities assumed
Net assets acquired	10,359

$4,885

Supplemental Pro Forma Information

The unaudited pro forma combined condensed statements of income for the period ended January 1, 2006 give effect to the acquisition of the assets of Lifecor as if the acquisition had occurred at the beginning of the prior year period, October 3, 2005, after giving effect to certain adjustments, including amortization of the intangibles subject to amortization and related income taxes.

The unaudited pro forma combined condensed statements of income are not necessarily indicative of the financial results that would have occurred if the Lifecor asset acquisition had been consummated on October 3, 2005, nor are they necessarily indicative of the financial results that may be attained in the future.

The pro forma statement of income is based upon available information and upon certain assumptions that the Company’s management believes are reasonable. The Lifecor asset acquisition is being accounted for using the purchase method of accounting.

(000’s omitted)	Three Months Ended Jan. 1, 2006
Net sales	$57,599
Net income	$910
Net income per common share
Basic	$0.09
Diluted	$0.09

The terms of the acquisition of Revivant Corporation (“Revivant”), as well as the terms of the March 2004 acquisition of the assets of Infusion Dynamics, Inc. (“Infusion Dynamics”), and the April 2006 acquisition of the assets of Lifecor, provide for possible annual earn-out payments based upon revenue growth over a multi-year period. Such payments may be due with respect to Revivant through fiscal 2007 and with respect to Infusion Dynamics and Lifecor through fiscal 2011. Because all of these prospective earn-out payments will be based upon revenue growth over several years, a reasonable estimate of the future payment obligations cannot be determined. Annual earn-out payments to Infusion Dynamics, in the form of cash, for fiscal 2005 and 2006 were approximately $544,000 and $445,000, respectively. The Company also paid approximately $1.6 million in earn-out payments for fiscal 2005 to the former shareholders of Revivant, approximately $783,000 in the form of cash and 23,800 shares of the Company’s Common Stock. On January 9, 2007, the Company paid approximately $2.4 million in earn-out payments for fiscal 2006 to the former shareholders of Revivant, approximately $1.2 million in the form of cash and 36,064 shares of the Company’s Common Stock. The earn-out payment for fiscal 2006 paid to Lifecor in an amount less than $100,000.

9. Intangibles and Other Assets

Intangibles and other assets consist of:

		December 31, 2006		Oct. 1, 2006
(000’s omitted)	Weighted Average Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Prepaid license fees	19 years	$9,403	$1,877	$9,437	$1,762
Patents and developed technology	12 years	21,856	3,918	21,753	3,442
Customer-related intangible	10 years	3,300	247	3,300	165
Intangible asset not subject to amortization		440	—	440	—
Other assets	—	2,001	1,722	1,953	1,684

		$37,000	$7,764	$36,883	$7,053

Amortization of acquired intangibles for the three months ended December 31, 2006 and January 1, 2006 was approximately $567,000 and $400,000, respectively, and is included in operating expenses in the consolidated income statement.

10. Income Taxes

The Company’s effective tax rate for the three months ended December 31, 2006 was a tax provision of 29% as compared to a tax provision of 32% for the same period in fiscal 2006. The effective tax rate for the quarter ended December 31, 2006 reflects an approximate $200,000 discrete U.S. research and development tax credit related to the prior year, which was re-enacted during the quarter as part of the American Jobs Creation Act. The rate was also affected by the elimination of the deduction for extraterritorial income which is only available for the first quarter of fiscal 2007.

11. Legal Proceedings

The Company is, from time to time, involved in the normal course of its business in various legal proceedings, including intellectual property, employment and product liability suits. Although the Company is unable to quantify the exact financial impact of any of these matters, it believes that none of the currently pending matters will have an outcome material to its financial condition or business.

12. Recent Accounting Pronouncements

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 establishes an approach that requires quantification of financial statement errors based on the effects of each of the Company’s balance sheet and statement of operations and the related financial statement disclosures. We are required to adopt SAB 108 in our annual financial statements covering the fiscal years ending after November 15, 2006. The adoption of SAB 108 had no impact on our consolidated results of operations and financial position.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurement” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS 157 does not require any new fair value measurements. However, for some entities, the application of SFAS 157 will change current practice. SFAS 157 is effective with fiscal years beginning after November 15, 2007. We are currently evaluating the impact that the implementation of SFAS 157 may have on our consolidated results and financial position.

In July 2006, the FASB issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes, to create a single model to address accounting for uncertainty in tax positions. FIN 48 requires the use of a two-step approach for recognizing and measuring tax benefits taken or expected to be taken in a tax return and disclosures regarding uncertainties in income tax positions, including a roll forward of tax benefits taken that do not qualify for financial statement recognition. The cumulative effect of initially adopting FIN 48 will be recorded as an adjustment to opening retained earnings for that year and will be presented separately. FIN 48 is effective with fiscal years beginning after December 15, 2006. Only tax positions that are more likely than not to be realized at the effective date may be recognized upon adoption of FIN 48. The Company is currently evaluating the impact this new standard will have on its future results of operations and financial position.

13. Subsequent Events

In January 2007, the Board of Directors approved a 2-for-1 stock split. The stock split, which is scheduled to become effective on February 12, 2007, will change each issued share and each authorized and unissued share of Common Stock, par value $0.02 per share, into two shares of Common Stock, par value $0.01 per share. Since the stock split is not currently effective, share information included in this Form 10-Q has not been adjusted.

The Company’s stock option plans and restricted stock plan contain antidilution provisions, which require the shares and related exercise price to be adjusted for the impact of the stock split.

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

We intend for this discussion and analysis to provide you with information that will assist you in understanding our consolidated financial statements. Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. This discussion and analysis should be read in conjunction with our consolidated financial statements as of December 31, 2006 and for the quarter then ended, and the notes thereto.

See Note 13 concerning a 2-for-1 stock split announced by the Company on January 25, 2007, scheduled to become effective on February 12, 2007.

Three Months Ended December 31, 2006 Compared To Three Months Ended January 1, 2006

Sales

Net sales by customer/product categories are as follows:

(000’s omitted)	Dec. 31, 2006	Jan. 1, 2006	% Change
Devices and Accessories to the Hospital Market-North America	$17,337	$16,097	8%
Devices, Accessories, and Data Management Software to the Pre-hospital Market-North America	25,645	21,414	20%
Other Products to North America	5,245	4,640	13%

Subtotal North America	48,227	42,151	14%
All Products to the International Market	16,414	13,309	23%

Net Sales	$64,641	$55,460	17%

Net sales increased 17% for the three months ended December 31, 2006, compared to the prior-year period.

Sales to the North American hospital market increased approximately $1.2 million, or 8%, compared to the same quarter in the prior year. This increase reflects increased shipments of our professional, non-military defibrillators and AEDs of approximately $1.7 million. This increase was partially offset by a decrease in U.S. military sales of approximately $800,000.

Sales to the North American pre-hospital market increased approximately $4.2 million, or 20%, compared to the same period a year ago. The North American pre-hospital market includes the results of Lifecor, which were not included in the comparable period in the prior year. A smaller portion of the increase in sales was a result of increased shipments of the AutoPulse and AEDs during the quarter as compared to the prior year quarter.

International sales increased approximately $3.1 million, or 23%, in comparison to the prior-year period, driven by increased sales volume of professional defibrillators including both the M Series and E Series. AutoPulse sales also contributed to the increase predominantly driven by price and, to a lesser extent, volume. The increase was partially offset by a decrease in volume and price of AED sales of approximately $400,000. Sales by our international subsidiaries, excluding approximately $650,000 of foreign exchange gains, increased approximately $2.1 million and were particularly strong in the UK. Sales to our international distributors increased approximately $400,000, predominantly in China, the Middle East, and Latin America.

Total sales of the AutoPulse product in all our markets were $2.7 million, compared to $1.5 million in the prior-year quarter. The increase predominantly reflects volume growth in the North American pre-hospital and hospital markets. We believe that the increase in the number of units of the AutoPulse being sold reflects continued market acceptance of the product.

Medtronic, Inc., a major competitor of the Company, recently announced that its Physio-Control subsidiary had suspended U.S. shipments because of quality system issues. The Company believes that this development may have a positive impact on the Company’s future business, depending on how long shipments of Physio-Control products remain suspended. The Company is increasing its expenditures in the short-term to build inventory and expand sales and marketing efforts to be able to capture potential additional business, but does not anticipate any benefit as a result of these actions before the latter part of the year.

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

Gross margin for the three months ended December 31, 2006 increased slightly from 55.9% to 56.1% as compared to the same period in the prior year. Typical of fluctuations in our gross margin from period to period, the slight increase is a result of product and geographical mix. Each of the factors affecting the fluctuation in gross margin represents one percentage point or less on our overall gross margin.

Backlog

Backlog decreased to approximately $9.8 million at the end of the three months ended December 31, 2006 as compared to approximately $13.4 million at the end of the prior quarter. Typically, our backlog decreases during the first and second quarters and increases during the fourth quarter due to the purchasing practices of our customers. We believe the maintenance of a modest backlog will help improve our efficiency, lower our costs and improve our profitability as it will make it less likely that we will be required to incur substantial additional costs at the end of the quarter. Due to possible changes in delivery schedules, cancellation of orders and delays in shipments, our backlog at any particular date is not necessarily an accurate predictor of revenue for any succeeding period.

Costs and Expenses

Operating expenses for the three months ended December 31, 2006 and January 1, 2006 were as follows:

(000’s omitted)	Dec. 31, 2006	% of Sales	Jan. 1, 2006	% of Sales	Change %
Selling and marketing	$21,061	33%	$19,349	35%	9%
General and administrative	6,176	10%	4,948	9%	25%
Research and development	6,383	10%	5,300	10%	20%

Total expenses	$33,620	52%	$29,597	53%	14%

Selling and marketing expenses increased approximately $1.7 million for the three months ended December 31, 2006 compared to the three months ended January 1, 2006. The inclusion of Lifecor expenses, following the April 2006 acquisition, accounted for a substantial portion of this increase as these expenses were not included in the prior year’s first quarter expenses. In addition, there were higher personnel-related expenses among the salesforce and related sales organization, including commission and salaries and fringe benefits of approximately $600,000, offset in part by lower provision for bad debt of approximately $400,000. In addition, the increase reflected expanded marketing programs and promotions, salaries, trade shows and other related spending totaling approximately $200,000.

General and administrative expenses increased approximately $1.2 million for the three months ended December 31, 2006 compared to the three months ended January 1, 2006. The inclusion of Lifecor expenses, following the April 2006 acquisition, accounted for the largest portion of this increase as these expenses were not included in the prior year’s first quarter expenses. In addition, personnel-related costs for general and administrative employees increased approximately $250,000.

Research and development expenses increased by approximately $1.1 million for the three months ended December 31, 2006 compared to the three months ended January 1, 2006. The increase reflects clinical trial work related to the AutoPulse of approximately $450,000. In addition, personnel-related costs for research and development employees increased approximately $400,000. The inclusion of Lifecor expenses attributable to the Lifecor business, following the April 2006 acquisition, accounted for a substantial portion of the remaining increase as these expenses were not included in the prior year’s first quarter expenses. We currently anticipate that our research and development expenses related to clinical trial work will continue to increase throughout the year and beyond as our clinical trial activities related to the AutoPulse increase.

Income Taxes

The Company’s effective tax rate for the three months ended December 31, 2006 was a tax provision of 29%, as compared to a tax provision of 32% for the same period in fiscal 2006. The effective tax rate for the first quarter of fiscal 2007 reflects a discrete U.S. research and development tax credit of approximately $200,000, which was re-enacted during the quarter as part of the American Jobs Creation Act. The rate was also affected by the elimination of the deduction for extraterritorial income which is only available for the first quarter of fiscal 2007. The Company expects the effective tax rate for fiscal year 2007 to be approximately 35%.

Liquidity and Capital Resources

Our overall financial condition remains strong. Our cash, cash equivalents and marketable securities at December 31, 2006 totaled $66.8 million, compared with $63.4 million at October 1, 2006. We continue to have no long-term debt.

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

As previously discussed, with the recent suspension of U.S. shipments from the Physio-Control unit, we anticipate using cash to build inventory levels to ensure capacity is not an issue as we pursue additional customers. We also may assist new customers who transition to our products with various financing arrangements. We expect funding for these initiatives, initially estimated at $10 million, to build over the course of the suspension.

Sources and Uses of Cash

To assist with the discussion, the following table presents the abbreviated cash flows for the three months ended December 31, 2006, and January 1, 2006:

(000’s omitted)	Three months ended December 31, 2006	Three months ended Jan. 1, 2006
Net income	$2,352	$1,132
Changes not affecting cash	3,135	2,870
Changes in current assets and liabilities	(8,643)	5,592

Cash (used for) provided by operating activities	(3,156)	9,594
Cash used for investing activities	(4,619)	(3,475)
Cash provided by financing activities	9,759	13
Effect of foreign exchange rates on cash	238	(185)

Net change in cash and cash equivalents	2,222	5,947
Cash and cash equivalents – beginning of period	42,831	36,270

Cash and cash equivalents – end of period	$45,053	$42,217

Operating Activities

The decrease in cash provided by operating activities from $9.6 million for the three-month period ended January 1, 2006 to cash used for operating activities of $3.2 million for the three-month period ended December 31, 2006 was attributable to an approximate $6.3 million increase in cash used for inventory purchases. The increase in inventory includes the impact of level loading our production and building inventory related to the R Series. The remaining increase includes a $4.1 million increase in payments of accounts payable and accrued expenses, and $3.6 million increase in accounts receivable due to increased sales levels and trade-in activity.

Investing Activities

The $1.1 million increase in cash used in investing activities reflects a reported increase in net purchases of marketable securities of approximately $2.6 million as compared to the investing activities in the prior year period, offset by a reduction in fixed asset additions of approximately $1.1 million.

Financing Activities

Cash provided by financing activities during the three-month period ended December 31, 2006 increased by approximately $9.7 million from the previous year period. The change reflects a substantially higher number of stock options exercised during the current three-month period (options for 269,268 shares in the current period compared to options for 625 shares in the previous year period), at a higher weighted-average exercise price per share ($29.77 in the current period compared to $20.34 in the previous year period).

Investments

As of December 31, 2006, we had investments in privately held technology companies with a carrying value of $1.3 million. We have performed a review of these investments and determined the carrying value of these investments approximates their fair value.

In March 2004, we acquired substantially all the assets of Infusion Dynamics, a manufacturer of fluid resuscitation products. Under the terms of the acquisition, we are obligated to make earn out payments through 2011 (“contingencies”) based on the performance of the acquired business. Earn-out payments to Infusion Dynamics were made in the form of cash for fiscal 2005 and 2006 in the approximate amounts of $544,000 and $445,000, respectively. Because additional consideration is based on the growth of sales, a reasonable estimate of the future payments to be made cannot be determined. When these contingencies are resolved and the consideration is distributable, we will record the fair value of the additional consideration as additional cost of the acquired assets.

We exercised our option to acquire the outstanding stock of Revivant, the manufacturer of the AutoPulse, on October 12, 2004. We paid $15 million in the form of cash and shares of our Common Stock as the initial acquisition consideration. Additional contingent consideration under the acquisition agreement is tied to certain clinical developments (milestone payments) and increases in revenue (earn-out payments). In January 2005, we paid $1 million as a milestone payment, in the form of a cash payment of $500,000 and the issuance of 15,188 shares of Common Stock. In February 2006, we paid approximately $783,000 in cash and issued 23,800 shares in payment of the 2005 earn-out to the former shareholders of Revivant. In January 2007, we paid approximately $1.2 million in cash and issued 36,064 shares in payment of the 2006 earn-out to the former shareholders of Revivant. We may make additional earn-out payments for fiscal 2007 based on the growth of AutoPulse sales. Because additional earn-out payments are based on the growth of AutoPulse sales, a reasonable estimate of the potential total purchase price cannot be determined. All payments will generally be a combination of cash and shares of our Common Stock.

We exercised our option to acquire the assets and business of Lifecor on March 22, 2006, and acquired the assets and business on April 10, 2006. We assumed Lifecor’s outstanding debt (plus an additional $3.0 million owed to us, which was cancelled), and certain stated liabilities as discussed in Note 8 to the consolidated financial statements. We paid the third-party debt in April 2006. Additional consideration will be in the form of earn-out payments to Lifecor based upon future revenue growth of the acquired business over a five-year period. An earn-out payment to Lifecor was made in the form of cash for fiscal 2006 in an amount less than $100,000. Because additional consideration will be based on the growth of sales over a five-year period, a reasonable estimate of the total acquisition cost cannot be determined.

Debt Instruments and Related Covenants

We maintain a working capital line of credit with a commercial bank. Under this working capital line, we may borrow on a demand basis. Currently, we may borrow up to $12.0 million at an interest rate equal to the bank’s base rate. No borrowings were outstanding on this line during the quarter ended December 31, 2006. There are no covenants related to this line of credit.

Off-Balance Sheet Arrangements

The Company leases certain office and manufacturing space under operating leases. Purchase obligations include all legally binding contracts that are non-cancelable. The table shown below in the next section titled “Contractual Obligations and Other Commercial Commitments” shows the amounts of our operating lease commitments and purchase commitments payable by year. For liquidity purposes, we choose to lease our facilities and motor vehicles instead of purchasing them.

Contractual Obligations and Other Commercial Commitments

The following table sets forth certain information concerning our obligations and commitments to make future payments under contracts, such as lease agreements.

	Payments Due by Period
(000’s omitted) Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Non-Cancelable Operating Lease Obligations	$9,088	$2,247	$4,486	$2,299	$56
Purchase Obligations	851	851	—	—	—

Total Contractual Obligations	$9,939	$3,098	$4,486	$2,299	$56

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

Contractual obligations that are contingent upon future performance and growth of sales are not included in the table above. These include the additional earn-out payments for the assets of Infusion Dynamics through fiscal 2011; additional earn-out payments for Revivant through fiscal 2007; and the additional earn-out payments for the assets of Lifecor through fiscal 2011. Because all of these earn-out payments are based upon the growth of sales over several years, a reasonable estimate of the future payment obligations cannot be determined.

Hedging Activities

We use forward contracts to reduce our exposure to foreign currency risk due to fluctuations in exchange rates underlying the value of intercompany accounts receivable denominated in foreign currencies. We had one forward exchange contract outstanding serving to mitigate foreign currency risk of our Euro intercompany receivables in the notional amount of approximately 4 million Euros at December 31, 2006. The contract serves as a hedge of a substantial portion of our Euro-denominated intercompany balances. The fair value of the foreign currency derivative contract outstanding at December 31, 2006 was approximately $5.3 million, resulting in an unrealized loss of $19,000.

Net realized losses from foreign currency forward contracts totaled $110,000 during the quarter ended December 31, 2006 and are included in the consolidated income statement within “investment and other income”, compared to net realized gains of $65,000 for the prior year’s first quarter. Any gains or losses on the fair value of the derivative contract would be largely offset by the losses and gains on the underlying transaction. These offsetting gains and losses are not reflected above.

Legal and Regulatory Affairs

The Company is, from time to time, involved in the normal course of its business in various legal proceedings, including intellectual property, employment and product liability suits. Although the Company is unable to quantify the exact financial impact of any of these matters, it believes that none of the currently pending matters will have an outcome material to its financial condition or business.

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

Our sales to customers often include a cardiac resuscitation device, disposable electrodes and other accessories. For the vast majority of our shipments, all deliverables are shipped together. In cases where some elements of a multiple element arrangement are not delivered as of a reporting date, we defer the fair value of the undelivered elements and only recognize the revenue related to the delivered elements in accordance with Emerging Issues Task Force (“EITF”) 00-21 “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”). Revenues are recorded net of estimated returns. Some sales to customers of our cardiac resuscitation devices may include some data collection software. The cardiac resuscitation device and software product can operate independently of each other and one does not affect the functionality of the other. In cases where both elements are included in a customer’s order but only one has been delivered by the reporting date, we defer the fair value of the undelivered element and recognize the revenue related to the delivered item in accordance with EITF 03-05, “Applicability of AICPA Statement of Position 97-2, Software Revenue Recognition to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software” and EITF 00-21.

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

Under a separate contract awarded under the U.S. military’s Patient Movement Initiative (“PMI”) Program, the Company shipped defibrillators to the U.S. military in 2003. The U.S. military has been a long-time customer of ours, but the PMI Program represented a large, discrete purchase of many additional units. In 2004, we shipped additional defibrillators under the PMI Program and completed performance under this contract.

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

As of December 31, 2006 our accounts receivable balance of $60.6 million is reported net of allowances of $9.2 million. We believe our reported allowances at December 31, 2006 are adequate. If the financial conditions of our customers were to deteriorate, however, resulting in their inability to make payments, we might need to record additional allowances, resulting in additional expenses being recorded for the period in which such determination was made.

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

We account for product sales transactions by recording as revenue the total of the cash consideration and the estimated net realizable value of the trade-in equipment less a modest profit margin. Any difference between this estimate and the trade-in allowance granted is recorded as a reduction to revenue at the time of the sale.

Used ZOLL equipment is recorded at the lower of cost or market consistent with Accounting Research Bulletin No. 43. We regularly review our reserves to assure that the balance sheet value associated with our trade-in equipment is properly stated.

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

Warranty Reserves

Our products are sold with warranty provisions that require us to remedy deficiencies in quality or performance over a specified period of time, usually one year for pre-hospital and international customers and five years for hospital customers. Revenue is deferred for pre-hospital customers who receive warranties beyond one year. Such revenue is then recognized over the period of extended warranty. We provide for the estimated cost of product warranties at the time product is shipped and revenue is recognized. The costs that we estimate include material, labor, and shipping. While we engage in product quality programs and processes, our warranty obligation is affected by product failure rates, material usage and service delivery costs incurred in correcting a product failure. We believe that our recorded liability of $3.6 million at December 31, 2006 is adequate to cover future costs for the servicing of our products sold through that date and under warranty. If actual product failure rates, material usage or service delivery costs differ from our estimates, revisions to the estimated warranty liability would be required.

Inventory

We value our inventories at the lower of cost or market. Cost is determined by the first-in, first-out (“FIFO”) method, including material, labor and factory overhead.

Inventory on hand may exceed future demand either because the product is outdated, obsolete, or because the amount on hand is in excess of future needs. We provide for the total value of inventories that we determine to be obsolete based on criteria such as customer demand and changing technologies. We estimate excess inventory amounts by reviewing quantities on hand and comparing those quantities to sales forecasts for the next 12 months, identifying historical service usage trends, and matching that usage with the installed base quantities to estimate future needs. At December 31, 2006, our inventory was recorded at net realizable value requiring adjustments of $6.5 million, or 13.4% of our $48.2 million gross inventories.

Goodwill

At December 31, 2006, we had approximately $24 million in goodwill, primarily resulting from our acquisitions of Revivant (approximately $20 million) and the assets of Infusion Dynamics (approximately $4 million). In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, we test our goodwill for impairment at least annually by comparing the fair value of our reporting units to the carrying value of those reporting units. Fair value is determined based on an estimate of the discounted future cash flows expected from the reporting units. The determination of fair value requires significant judgment on the part of management about future revenues, expenses and other assumptions that contribute to the net cash flows of the reporting units. Additionally, we periodically review our goodwill for impairment whenever events or changes in circumstances indicate that an impairment has occurred.

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

Stock-based Compensation

The Company adopted the provisions of SFAS No. 123R, “Share Based Payment” (“SFAS 123R”), beginning October 3, 2005, using the modified prospective transition method. SFAS 123R requires the Company to measure the cost of employee services in exchange for an award of equity instruments based on the grant-date fair value of the award and to recognize cost over the requisite service period. Under the modified prospective transition method, financial statements for periods prior to the date of adoption are not adjusted for the change in accounting. However, compensation expense is recognized for (a) all share-based payments granted after the effective date under SFAS 123R, and (b) all awards granted under SFAS 123 to employees prior to the effective date that remain unvested on the effective date. The Company recognizes compensation expense on fixed awards with pro rata vesting on a straight-line basis over the vesting period.

Prior to October 3, 2005, the Company used the intrinsic value method to account for stock-based employee compensation under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and, therefore, the Company did not recognize compensation expense in association with options granted at or above the market price of the Company’s common stock at the date of grant.

Refer to Note 4 to the consolidated financial statements for further discussion and analysis of the impact of adoption in our income statement.

Risk Factors

The following Risk Factors contain no material changes from the Risk Factors contained in the Company’s Annual Report on Form 10-K for the fiscal year ended October 1, 2006 and filed on December 15, 2006, and are repeated for the reader’s convenience.

If We Fail to Compete Successfully in the Future against Existing or Potential Competitors, Our Operating Results May Be Adversely Affected

Our principal global competitors with respect to our entire cardiac resuscitation equipment product line are Medtronic Emergency Response Systems (“Medtronic ERS”) and Royal Philips Electronics (“Philips”). Medtronic ERS is a subsidiary of Medtronic, Inc., a leading medical technology company and has been the market leader in the defibrillator industry for over 20 years. As a result of Medtronic’s dominant position in this industry, many potential customers have relationships with Medtronic that could make it difficult for us to continue to penetrate the markets for our products. In addition, Medtronic and Philips and other competitors each have significantly greater resources than we do. Accordingly, Medtronic, Philips and other competitors could substantially increase the resources they devote to the development and marketing of products that are competitive with ours. These and other competitors may develop and successfully commercialize medical devices that directly or indirectly accomplish what our products are designed to accomplish in a superior and/or less expensive manner. In addition, although our biphasic waveform technology is unique, our competitors have devised alternative biphasic waveform technology. Medtronic recently announced its intention to spin off its external defibrillator business into a separate publicly-traded company. How this development will affect the competitive landscape is unclear.

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

A large percentage of our sales are made toward the end of each quarter. As a consequence, our quarterly financial results are often dependent on the receipt of customer orders in the last weeks of a quarter. The absence of these orders could cause us to fall short of our quarterly sales targets, which, in turn, could cause our stock price to decline sharply. As we grow in size, and these orders are received closer to the end of a period, we may not be able to manufacture, test, and ship all orders in time to recognize the shipment as revenue for that quarter.

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

Our Approach to Our Backlog Might Not Be Successful

We maintain a backlog in order to generate operating efficiencies. If order rates are insufficient to maintain such a backlog, we may be subject to operating inefficiencies.

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

•	Medicare, Medicaid and private healthcare insurer cutbacks could create downward price pressure in the cardiac resuscitation pre-hospital market;

•	numerous legislative proposals have been considered that would result in major reforms in the U.S. healthcare system, which could have an adverse effect on our business;

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

Failure to Produce New Products or Obtain Market Acceptance for Our New Products in a Timely Manner Could Harm Our Business

Because substantially all of our revenue comes from the sale of cardiac resuscitation devices and related products, our financial performance will depend upon market acceptance of, and our ability to deliver and support, new products. We cannot be assured that we will be able to produce viable products in the time frames we currently estimate. Factors which could cause delay in these schedules or even cancellation of our projects to produce and market these new products include: research and development delays, the actions of our competitors producing competing products, and the actions of other parties who may provide alternative therapies or solutions, which could reduce or eliminate the markets for pending products.

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

Our International Sales Expose Our Business to a Variety of Risks That Could Result in Significant Fluctuations in Our Results of Operations

Approximately 30% of our sales for the period ended December 31, 2006 were made to foreign purchasers and we plan to increase the sale of our products to foreign purchasers in the future. As a result, a significant portion of our sales is and will continue to be subject to the risks of international business, including:

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

Intangibles and Goodwill We Currently Carry on Our Balance Sheet May Become Impaired.

At December 31, 2006, we had approximately $53.4 million of goodwill and intangible assets on our balance sheet. These assets are subject to impairment if the cash flow that we generate from these assets specifically, or our business more broadly, are insufficient to justify the carrying value of the assets. Factors affecting our ability to generate cash flow from these assets include, but are not limited to, general market conditions, product acceptance, pricing and competition, distribution, costs of production and operations.

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

We had one forward exchange contract outstanding serving as a hedge of our Euro intercompany receivables in the notional amount of approximately 4 million Euros at December 31, 2006. The contract serves as a hedge of a substantial portion of our Euro-denominated intercompany balances. The fair value of the foreign currency derivative contract outstanding at December 31, 2006 was approximately $5.3 million, resulting in an unrealized loss of $19,000. A sensitivity analysis of a change in the fair value of the Euro derivative foreign exchange contract outstanding at December 31, 2006 indicates that, if the U.S. dollar weakened by 10% against the Euro, the fair value of this contract would decrease by $528,000 resulting in a total loss on the contract of $547,000. Conversely, if the U.S. dollar strengthened by 10% against the Euro, the fair value of this contract would increase by $480,000 resulting in a total gain on the contract of $461,000. Any gains and losses on the fair value of the derivative contract would be largely offset by losses and gains on the underlying transaction. These offsetting gains and losses are not reflected in the analysis above.

Intercompany Receivable Hedge

Exchange Rate Sensitivity: December 31, 2006

(Amounts in $)

	Expected Maturity Dates						Total	Unrealized loss
	2007	2008	2009	2010	2011	Thereafter
Forward Exchange Agreements (Receive $/Pay Euro) Contract Amount	$5,261,000						$5,261,000	$19,000
Average Contract Exchange Rate	1.3153	—	—	—	—	—	1.3153

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of December 31, 2006, the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures are effective.

Changes in Internal Controls Over Financial Reporting

There have been no significant changes in the Company’s internal controls over financial reporting that occurred during the quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A.	Risk Factors

There have been no material changes from the Risk Factors previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended October 1, 2006, filed with the SEC on December 15, 2006 and which are repeated for the readers convenience in Part I, “Management’s Discussion and Analyses of Financial Condition and Results of Operations – Risk Factors”.

Item 6.	Exhibits

1. Exhibit 3 (ii)(1) – Certificate of Amendment to the Company’s Amended and Restated By-Laws (incorporated by reference from the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 25, 2007).

2. Exhibit 31.1 – Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

3. Exhibit 31.2 – Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

4. Exhibit 32.1** – Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

5. Exhibit 32.2** – Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith

**	This certification shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, nor shall it be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on February 9, 2007.

ZOLL MEDICAL CORPORATION

Date: February 9, 2007	By:	/s/ Richard A. Packer
Richard A. Packer,
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: February 9, 2007	By:	/s/ A. Ernest Whiton
A. Ernest Whiton,
Vice President of Administration and Chief Financial Officer
(Principal Financial and Accounting Officer)