Form 10-Q
period 2007-04-01
ZOLL MEDICAL CORP
filed 2007-05-11
CIK 887568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended April 1, 2007.

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

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

Class	Outstanding at May 7, 2007
Common Stock, $0.01 par value	20,390,977

This document consists of 33 pages.

ZOLL MEDICAL CORPORATION

FORM 10-Q

Forward-Looking Information

Except for historical information, the matters discussed in this Quarterly Report on Form 10-Q are forward-looking statements that involve risks and uncertainties. ZOLL Medical Corporation (the “Company”) makes such forward-looking statements under the provisions of the “Safe Harbor” section of the Private Securities Litigation Reform Act of 1995. Actual future results may vary materially from those projected, anticipated, or indicated in any forward-looking statements as a result of certain risk factors. Readers should pay particular attention to the considerations described in Part I, Item 2 of this report under the section of Management’s Discussion and Analysis of Financial Conditions and Results of Operations entitled “Risk Factors”. Readers should also carefully review the risk factors described in the other documents that we file from time to time with the Securities and Exchange Commission. In this report, the words “anticipates”, “believes”, “expects”, “intends”, “future”, “could”, and similar words or expressions (as well as other words or expressions referencing future events, conditions or circumstances) identify forward-looking statements. The Company assumes no obligation to update forward-looking statements or update the reasons why actual results, performances or achievements could differ materially from those provided in the forward-looking statements.

Explanatory Note: The share and per-share data presented in this Quarterly Report on Form 10-Q gives effect to the 2-for-1 stock split effected by Articles of Amendment to the Company’s Restated Articles of Organization filed on February 12, 2007, with a record date of February 20, 2007. As a result of the stock split, the par value of the Company’s Common Stock changed from $0.02 per share to $0.01 per share (the “Common Stock”), and the Company’s authorized Common Stock increased from 19,000,000 shares to 38,000,000 shares.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ZOLL MEDICAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(000’s omitted, except per share data)

(Unaudited)

	April 1, 2007	October 1, 2006
ASSETS
Current assets:
Cash and cash equivalents	$59,476	$42,831
Short-term investments	19,345	20,548
Accounts receivable, less allowance of $9,531 at April 1, 2007, and $7,897 at October 1, 2006	58,125	59,078
Inventories:
Raw materials	18,611	16,832
Work-in-process	4,205	4,847
Finished goods	21,753	15,440

	44,569	37,119
Prepaid expenses and other current assets	9,501	9,010

Total current assets	191,016	168,586

Property and equipment, at cost:
Land, building and building improvements	1,174	1,172
Machinery and equipment	58,454	53,859
Construction in progress	4,531	4,329
Tooling	13,022	12,003
Furniture and fixtures	3,556	3,313
Leasehold improvements	5,299	5,278

	86,036	79,954
Less: accumulated depreciation	57,160	53,299

Net property and equipment	28,876	26,655

Investments	1,310	1,310
Notes receivable	1,171	495
Goodwill	24,421	24,421
Patents and developed technology, net	17,585	18,311
Deferred tax asset	189	189
Intangibles and other assets, net	11,221	11,519

	$275,789	$251,486

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$15,745	$13,745
Deferred revenue	18,666	13,424
Accrued expenses and other liabilities	22,133	28,671

Total current liabilities	56,544	55,840

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, authorized 1,000 shares, none issued and outstanding Common stock, $0.01 par value, authorized 38,000 shares, 20,381 and 19,368 issued and outstanding at April 1, 2007 and October 1, 2006, respectively	204	193
Capital in excess of par value	137,916	119,262
Accumulated other comprehensive loss	(4,364)	(3,774)
Retained earnings	85,489	79,965

Total stockholders’ equity	219,245	195,646

	$275,789	$251,486

See notes to unaudited consolidated financial statements.

ZOLL MEDICAL CORPORATION

CONSOLIDATED INCOME STATEMENTS

(000’s omitted, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	April 1, 2007	April 2, 2006	April 1, 2007	April 2, 2006
Net sales	$68,310	$56,833	$132,951	$112,293
Cost of goods sold	30,087	25,190	58,458	49,671

Gross profit	38,223	31,643	74,493	62,622
Expenses:
Selling and marketing	21,059	18,502	42,120	37,851
General and administrative	6,515	4,921	12,691	9,869
Research and development	6,633	5,445	13,016	10,745

Total expenses	34,207	28,868	67,827	58,465

Income from operations	4,016	2,775	6,666	4,157
Investment and other income	902	430	1,563	713

Income before income taxes	4,918	3,205	8,229	4,870
Provision for income taxes	1,746	1,123	2,705	1,656

Net income	$3,172	$2,082	$5,524	$3,214

Basic earnings per common share	$0.16	$0.11	$0.28	$0.17

Weighted average common shares outstanding	20,310	19,250	20,043	19,248
Diluted earnings per common and common equivalent share	$0.15	$0.11	$0.27	$0.17

Weighted average common and common equivalent shares outstanding	20,919	19,404	20,551	19,396

See notes to unaudited consolidated financial statements.

ZOLL MEDICAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(000’s omitted)

(Unaudited)

	Six Months Ended
	April 1, 2007	April 2, 2006
OPERATING ACTIVITIES:
Net income	$5,524	$3,214
Charges not affecting cash:
Depreciation and amortization	5,829	5,446
Stock-based compensation expense	682	260
Changes in current assets and liabilities:
Accounts receivable	1,176	1,373
Inventories	(9,904)	1,805
Prepaid expenses and other current assets	(469)	(83)
Accounts payable and accrued expenses	2,389	4,731

Cash provided by operating activities	5,227	16,746
INVESTING ACTIVITIES:
Purchases of marketable securities	(12,197)	(19,458)
Sales of marketable securities	13,400	10,556
Additions to property and equipment	(5,376)	(6,045)
Milestone payments related to prior years’ acquisitions	(1,709)	(1,327)
Other assets, net	(1,005)	(1,134)

Cash used for investing activities	(6,887)	(17,408)
FINANCING ACTIVITIES:
Exercise of stock options	13,967	48
Tax benefit from the exercise of stock options	3,980	—

Cash provided by financing activities	17,947	48
Effect of exchange rates on cash and cash equivalents	358	(224)

Net increase (decrease) in cash and cash equivalents	16,645	(838)
Cash and cash equivalents at beginning of period	42,831	36,270

Cash and cash equivalents at end of period	$59,476	$35,432

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period:
Income taxes	$2,218	$834
Non-cash activity during the period:
Common stock issued at fair value for acquisition of Revivant	$1,296	$625

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

On January 24, 2007, the Board of Directors approved a 2-for-1 stock split. The stock split, which was effected by Articles of Amendment to the Company’s Restated Articles of Organization filed on February 12, 2007, with a record date of February 20, 2007, changed each issued share and each authorized and unissued share of Common Stock, par value $0.02 per share, into two shares of Common Stock, par value $0.01 per share. The Company’s stock option plans and restricted stock plan contain antidilution provisions, which require the shares and related exercise price to be adjusted for the impact of the stock split. All share and per share information herein have been retroactively restated to reflect the 2-for-1 stock split.

2. Segment and Geographic Information

Segment information: The Company operates in a single business segment: the design, manufacture and marketing of a range of non-invasive resuscitation devices and software solutions. These devices and software help healthcare professionals, emergency medical service providers, and first responders diagnose and treat victims of trauma, as well as sudden cardiac arrest. In order to make operating and strategic decisions, the Company’s chief executive officer (the “chief operating decision maker”) evaluates revenue performance based on the worldwide revenues of four customer/product categories but, due to shared infrastructures, profitability is based on an enterprise-wide measure. These customer/product categories consist of (1) the sale of resuscitation devices and accessories to the North American hospital market, including the military marketplace, (2) the sale of resuscitation devices, accessories and data collection management software to the North American pre-hospital market, (3) the sale of disposable/other products in North America, and (4) the sale of resuscitation devices, accessories, disposable electrodes and data collection management software to the international market.

Net sales by customer/product categories were as follows:

	Three Months Ended		Six Months Ended
(000’s omitted)	April 1, 2007	April 2, 2006	April 1, 2007	April 2, 2006
Hospital Market—North America	$15,022	$18,207	$32,359	$34,304
Pre-hospital Market—North America	30,410	21,094	56,055	42,508
Other—North America	5,195	4,884	10,440	9,524
International Market	17,683	12,648	34,097	25,957

	$68,310	$56,833	$132,951	$112,293

The Company reports assets on a consolidated basis to the chief operating decision maker.

Geographic information: Net sales by major geographical area, determined on the basis of destination of the goods, are as follows:

	Three Months Ended		Six Months Ended
(000’s omitted)	April 1, 2007	April 2, 2006	April 1, 2007	April 2, 2006
United States	$45,500	$39,729	$90,907	$79,646
Foreign	22,810	17,104	42,044	32,647

	$68,310	$56,833	$132,951	$112,293

No individual foreign country represented 10% or more of our revenues for the three months and six months ended April 1, 2007 and April 2, 2006, respectively.

3. Comprehensive Income

The Company computes comprehensive income in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 130 (“SFAS 130”) “Reporting Comprehensive Income.” SFAS 130 establishes standards for the reporting and display of comprehensive income and its components in financial statements. Other comprehensive income, as defined, includes all changes in equity during a period from non-owner sources, such as unrealized gains and losses on available-for-sale securities, and foreign currency translation. Total comprehensive income for the three and six months ended April 1, 2007 and April 2, 2006, respectively, was as follows:

	Three Months Ended		Six Months Ended
(000’s omitted)	April 1, 2007	April 2, 2006	April 1, 2007	April 2, 2006
Net income	$3,172	$2,082	$5,524	$3,214
Unrealized gain on available-for-sales securities, net of tax	—	18	3	91
Foreign currency translation adjustment	(402)	(113)	(593)	(540)

Total comprehensive income	$2,770	$1,987	$4,934	$2,765

4. Stock Option Plans

At April 1, 2007, the Company had two active stock-based compensation plans under which stock-based grants may be issued, and two other stock-based compensation plans under which grants are no longer being made. No further grants are being made under the Company’s 1992 Stock Option Plan (“1992 Plan”) and 1996 Non-Employee Directors’ Stock Option Plan (“1996 Plan”), and option grants remain outstanding under both plans. The Company’s active plans are the Amended and Restated 2001 Stock Incentive Plan (“2001 Plan”) and the 2006 Non-Employee Director Stock Option Plan (“2006 Plan”).

At the 2006 Annual Meeting of Stockholders, the Company’s stockholders approved (giving effect to the 2-for-1 stock split effected on February 12, 2007, with a record date of February 20, 2007) (i) an additional 630,000 shares available for issuance (for a total authorized of 2,520,000 shares) pursuant to nonqualified stock options to be granted from time to time under the 2001 Plan, plus 120,000 shares to be issued as restricted Common Stock from time to time under the 2001 Plan; and (ii) the adoption of the 2006 Plan, with 110,000 shares authorized for issuance, to replace the existing 1996 Plan, which expired in April 2006 (in addition, 12,500 shares not subject to option grants under the 1996 Plan at the time of its expiration were transferred to the 2006 Plan).

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

The Company adopted the provisions of SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”), beginning October 3, 2005, using the modified prospective transition method. SFAS 123R requires the Company to measure the cost of employee services in exchange for an award of equity instruments based on the grant-date fair value of the award and to recognize cost over the requisite service period. Under the modified prospective transition method, financial statements for periods prior to the date of adoption are not adjusted for the change in accounting. However, compensation expense is recognized for (a) all share-based payments granted after the effective date under SFAS 123R, and (b) all awards granted under SFAS 123 to employees prior to the effective date that remain unvested on the effective date. The Company recognizes compensation expense on fixed awards with pro rata vesting on a straight-line basis over the vesting period.

Prior to October 3, 2005, the Company used the intrinsic value method to account for stock-based employee compensation under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and, therefore, the Company did not recognize compensation expense in association with options granted at or above the market price of the Company’s Common Stock at the date of grant.

As a result of adopting SFAS 123R, stock-based compensation charges totaled approximately $419,000 and $682,000 during the three and six months ended April 1, 2007, respectively, and totaled approximately $163,000 and $268,000 during the three and six months ended April 2, 2006, respectively. The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions for the six months ended April 1, 2007 and April 2, 2006:

	2007	2006
Dividend yield	0%	0%
Expected volatility	46.8%	48.0%
Risk-free interest rate	4.68%	4.37%
Expected lives (years)	6.25	6.25

At April 1, 2007, there was approximately $5.3 million of unrecognized compensation cost related to non-vested awards, which we expect to recognize over a weighted-average period of 3.16 years.

The weighted-average, grant-date fair value of options granted (estimated using the Black-Scholes option-pricing model) was $10.47 and $5.91 for the six months ended April 1, 2007 and April 2, 2006, respectively. During the six months ended April 1, 2007, the Company issued 942,010 shares of Common Stock pursuant to exercised options for proceeds of approximately $14 million. Total intrinsic value of options exercised for the six months ended April 1, 2007 and April 2, 2006 was approximately $11.7 million and $14,000, respectively. It is the Company’s policy to issue new shares upon the exercise of options.

The following table summarizes the status of outstanding stock options as of April 1, 2007 as well as changes during the six months ended April 1, 2007:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term in Years	Aggregate Intrinsic Value ($000’s)
Outstanding at October 1, 2006	2,573,202	$15.25
Granted	330,000	20.82
Exercised	(942,010)	14.84
Forfeited	(32,554)	14.27

Outstanding at April 1, 2007	1,928,638	$16.45	6.51	$19,783

Exercisable at April 1, 2007	1,222,874	$16.68	5.01	$12,192

The following table summarizes the status of unvested restricted stock awards as of April 1, 2007 as well as changes during the six months ended April 1, 2007:

	Shares	Weighted-Average Fair Value
Unvested at October 1, 2006	38,100	$13.24
Granted	—	—
Vested	—	—
Forfeited	—	—

Unvested at April 1, 2007	38,100	$13.24

5. Earnings per Share

The shares used for calculating basic earnings per share of Common Stock were the weighted average shares of Common Stock outstanding during the period, and the shares used for calculating diluted earnings per share of Common Stock were the weighted average shares of Common Stock outstanding during the period plus the dilutive effect of stock options and restricted stock.

	Three Months Ended		Six Months Ended
(000’s omitted)	April 1, 2007	April 2, 2006	April 1, 2007	April 2, 2006
Average shares outstanding for basic earnings per share	20,310	19,250	20,043	19,248
Dilutive effect of stock options	609	154	508	148

Average shares outstanding for diluted earnings per share	20,919	19,404	20,551	19,396

Average shares outstanding for diluted earnings per share for the three and six months ended April 1, 2007 does not include options to purchase 14,000 and 330,000 shares of Common Stock, respectively, as their effect would have been antidilutive. Average shares outstanding for diluted earnings per share for the three and six months ended April 2, 2006 does not include options to purchase 2,368,724 shares of Common Stock, respectively, as their effect would have been antidilutive.

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

The Company had one foreign currency forward contract outstanding at April 1, 2007, serving to mitigate the foreign currency risk of a substantial portion of our Euro-denominated intercompany balances, in the notional amount of approximately 5 million Euros. The net settlement amount of these contracts at April 1, 2007 is an unrealized gain of approximately $14,000, which is included in earnings.

Net realized losses from foreign currency forward contracts totaled approximately $79,000 during the quarter ended April 1, 2007 and are included in the consolidated income statement within “investment and other income”, compared to net realized gains of $59,000 for the prior year’s quarter.

7. Product Warranties

The Company typically offers one-year or five-year product warranties for most of its products. The Company provides for the estimated cost of product warranties at the time product revenue is recognized. Factors that affect the Company’s warranty reserves include the number of units sold, historical and anticipated rates of warranty repairs and the cost per repair. The Company periodically assesses the adequacy of the warranty reserve and adjusts the amount as necessary.

Product warranty activity for the six months ended April 1, 2007 and April 2, 2006 is as follows:

(000’s omitted)	Beginning Balance	Accruals for Warranties Issued During the Period	Decrease to Preexisting Warranties	Ending Balance
April 1, 2007	$3,614	$666	$668	$3,612
April 2, 2006	$3,263	$576	$409	$3,430

8. Acquisitions

In March 2006, the Company exercised its option to acquire the assets of Lifecor, Inc. (“Lifecor”), a privately owned medical equipment company that designs, manufactures and markets a wearable external defibrillator system (“LifeVest”). In April 2006, the Company closed on the acquisition of the assets of Lifecor and now utilizes those assets in its subsidiary, ZOLL Lifecor Corporation. The Company believes that the acquisition presents an opportunity to expand its presence in the resuscitation market because the LifeVest provides patients with the benefit of unhindered mobility. As a result of the transaction, ZOLL acquired Lifecor’s assets and business, assumed Lifecor’s outstanding debt (which included the forgiveness of approximately $3 million of debt owed to the Company), and also assumed certain stated liabilities, for a total consideration of approximately $10 million. Additional consideration will be in the form of earn-out payments to Lifecor based upon future revenue growth over certain stipulated threshold amounts of the acquired business over a five-year period through fiscal 2011. Beginning April 3, 2006, the results of operations of Lifecor were included in the consolidated income statement of the Company. In connection with the acquisition of Lifecor, a manufacturing agreement was terminated. The terms of the agreement were deemed to be at fair value, and therefore no gain or loss was recognized.

The following is a summary of the Company’s estimate of the fair values of the assets acquired and liabilities assumed.

(000’s omitted)
Assets:
Current assets	$2,052
Property and equipment	2,152
Intangible assets subject to amortization (estimated 13 year weighted-average useful life):	10,600
Intangible assets not subject to amortization	440

Total assets acquired:	15,244
Liabilities:
Current liabilities	2,699
Debt assumed	5,160
Accrued earnout	2,500

Total liabilities assumed	10,359

Net assets acquired	$4,885

Supplemental Pro Forma Information

The unaudited pro forma combined condensed statements of income for the three and six month periods ended April 2, 2006 give effect to the acquisition of the assets of Lifecor as if the acquisition had occurred at the beginning of the prior year period, October 3, 2005, after giving effect to certain adjustments, including amortization of the intangibles subject to amortization and related income taxes.

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

(000’s omitted)	Three Months Ended April 2, 2006	Six Months Ended April 2, 2006
Net sales	$58,875	$116,474
Net income	$1,270	$2,180
Net income per common share
Basic	$0.07	$0.11
Diluted	$0.07	$0.11

The terms of the October 2003 acquisition of Revivant Corporation (“Revivant”), as well as the terms of the March 2004 acquisition of the assets of Infusion Dynamics, Inc. (“Infusion Dynamics”), and the April 2006 acquisition of the assets of Lifecor, provide for possible annual earn-out payments based upon revenue growth over a multi-year period. Such payments may be due with respect to Revivant through fiscal 2007 and with respect to Infusion Dynamics and Lifecor through fiscal 2011. Because all of these prospective earn-out payments will be based upon revenue growth over several years, a reasonable estimate of the future payment obligations cannot be determined. Annual earn-out payments to Infusion Dynamics, in the form of cash, for fiscal 2005 and 2006 were approximately $544,000 and $445,000, respectively. The Company also paid approximately $1.6 million in earn-out payments for fiscal 2005 to the former shareholders of Revivant, approximately $783,000 in the form of cash and the remainder in the form of 47,600 shares of the Company’s Common Stock. On January 9, 2007, the Company paid approximately $2.4 million in earn-out payments for fiscal 2006 to the former shareholders of Revivant, in the form of approximately $1.2 million of cash and 72,128 shares of the Company’s Common Stock. The earn-out payment for fiscal 2006 paid to Lifecor was an amount less than $100,000.

9. Intangibles and Other Assets

Intangibles and other assets consist of:

		April 1, 2007		Oct. 1, 2006
(000’s omitted)	Weighted Average Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Prepaid license fees	19 years	$9,420	$1,992	$9,437	$1,762
Patents and developed technology	12 years	21,990	4,405	21,753	3,442
Customer-related intangible	10 years	3,300	330	3,300	165
Intangible asset not subject to amortization	—	440	—	440	—
Other assets	—	2,150	1,767	1,953	1,684

		$37,300	$8,494	$36,883	$7,053

Amortization of acquired intangibles for the three months ended April 1, 2007 and April 2, 2006 was approximately $567,000 and $400,000, respectively, and is included in operating expenses in the consolidated income statement. For the six months ended April 1, 2007 and April 2, 2006, amortization of acquired intangibles was approximately $1.1 million and $800,000, respectively, and is included in operating expenses in the consolidated income statement.

10. Income Taxes

The Company’s effective tax rate for the three months ended April 1, 2007 was a tax provision of 36% compared to 35% for the same period in fiscal 2006. The difference in the effective tax rate reflects relatively stable permanent tax benefits having a lower percentage rate impact as taxable income rises.

The Company’s effective tax rate for the six months ended April 1, 2007, was a tax provision of 33% as compared to 34% for the same period in fiscal 2006. The difference in the effective tax rate is due to a discrete $176,000 U.S. research and development tax credit recorded during the quarter ended December 31, 2006, due to the enactment into law of the Tax Relief and Healthcare Act of 2006 on December 20, 2006. It also reflects relatively stable permanent tax benefits having a lower percentage rate impact as taxable income rises.

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

12. Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of SFAS 115” (“SFAS 159”). SFAS 159 provides entities with the option to measure financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective with fiscal years beginning after November 15, 2007, provided that the entity also elects to apply the provisions of SFAS No. 157, “Fair Value Measurement” (“SFAS 157”). We are currently evaluating the impact that the implementation of SFAS 159 may have on our consolidated results and financial position.

In September 2006, the FASB issued SFAS 157. SFAS 157 defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS 157 does not require any new fair value measurements. However, for some companies, the application of SFAS 157 will change current practice. SFAS 157 is effective with fiscal years beginning after November 15, 2007. We are currently evaluating the impact that the implementation of SFAS 157 may have on our consolidated results and financial position.

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

We intend for this discussion and analysis to provide you with information that will assist you in understanding our consolidated financial statements. Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. This discussion and analysis should be read in conjunction with our consolidated financial statements as of April 1, 2007 and for the quarter then ended, and the notes thereto.

On January 24, 2007, the Board of Directors approved a 2-for-1 stock split. The stock split, which was effected by Articles of Amendment to the Company’s Restated Articles of Organization filed on February 12, 2007, with a record date of February 20, 2007, changed each issued share and each authorized and unissued share of Common Stock, par value $0.02 per share, into two shares of Common Stock, par value $0.01 per share. The Company’s stock option plans and restricted stock plan contain antidilution provisions, which require the shares and related exercise price to be adjusted for the impact of the stock split. All share and per share information have been retroactively restated to reflect the 2-for-1 stock split.

.

Three Months Ended April 1, 2007 Compared To Three Months Ended April 2, 2006

Sales

Net sales by customer/product categories are as follows:

(000’s omitted)	April 1, 2007	April 2, 2006	% Change
Devices and Accessories to the Hospital Market-North America	$15,022	$18,207	(17%)
Devices, Accessories, and Data Management Software to the Pre-hospital Market-North America	30,410	21,094	44%
Other Products to North America	5,195	4,884	6%

Subtotal North America	50,627	44,185	15%
All Products to the International Market	17,683	12,648	40%

Net Sales	$68,310	$56,833	20%

Net sales increased 20% for the three months ended April 1, 2007, compared to the prior-year period.

Sales to the North American hospital market decreased approximately $3.2 million, or 17%, compared to the same quarter in the prior year. This decrease primarily reflects a lower volume of U.S. military sales of approximately $4.0 million. This decrease was partially offset by an increase in professional non-military defibrillators, AEDs and AutoPulse sales.

Sales to the North American pre-hospital market increased approximately $9.3 million, or 44%, compared to the same period a year ago. The North American pre-hospital market includes the results of ZOLL Lifecor, which were not included in the comparable period in the prior year. A portion of the increase in sales was the result of increased shipments of AEDs and professional defibrillator equipment and a greater volume of data management software revenues contributed to the increased revenues during the quarter as compared to the prior-year quarter.

International sales increased approximately $5.0 million, or 40%, in comparison to the prior-year period, driven by increased sales volume of professional defibrillators, including the E Series, M Series and the first shipments of the R Series. AutoPulse sales also contributed to the increase, predominantly driven by greater sales volume, particularly from first shipments to the Company’s distributor in Japan. Sales by our international subsidiaries, excluding approximately $738,000 of foreign exchange gains, increased approximately $1.9 million and were particularly strong in the UK. Sales to our international distributors increased approximately $2.4 million, predominantly in Japan, Europe, Latin America and China.

Total sales of the AutoPulse product in all our markets were $3.3 million, compared to $2.4 million in the prior-year quarter. The increase predominantly reflects volume growth internationally, especially in Japan through the Company’s first distributor relationship in Japan. We believe that the increase in the number of units of the AutoPulse being sold reflects continued market acceptance of the product.

As previously announced, a major competitor of the Company, Medtronic’s Physio-Control business, has suspended U.S. shipments because of quality control issues. We continue to believe that this development may have a positive impact on our future business, depending on how long shipments of Physio-Control products remain suspended. We have modestly increased expenditures in the short term to build inventory and expand sales and marketing efforts to be able to capture potential additional business.

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

Gross margin for the three months ended April 1, 2007 increased slightly from 55.7% to 56.0% as compared to the same period in the prior year. Typical of fluctuations in our gross margin from period to period, the slight increase is a result of product and geographical mix. Each of the factors affecting the fluctuation in gross margin represents one and a half percentage points or less on our overall gross margin.

Backlog

Backlog decreased to approximately $8.1 million at the end of the three months ended April 1, 2007 as compared to approximately $9.8 million at the end of the first quarter of 2007. Backlog at the end of the three months ended April 2, 2006 was approximately $8 million. Typically, our backlog decreases during the first and second quarters and increases during the fourth quarter due to the purchasing practices of our customers. We believe the maintenance of a modest backlog will help improve our efficiency, lower our costs and improve our profitability as it will make it less likely that we will be required to incur substantial additional costs at the end of the quarter. Due to possible changes in delivery schedules, cancellation of orders and delays in shipments, our backlog at any particular date is not necessarily an accurate predictor of revenue for any succeeding period.

Costs and Expenses

Operating expenses for the three months ended April 1, 2007 and April 2, 2006 were as follows:

(000’s omitted)	April 1, 2007	% of Sales	April 2, 2006	% of Sales	Change %
Selling and marketing	$21,059	31%	$18,502	32%	14%
General and administrative	6,515	10%	4,921	9%	32%
Research and development	6,633	10%	5,445	10%	22%

Total expenses	$34,207	50%	$28,868	51%	19%

Selling and marketing expenses increased approximately $2.6 million for the three months ended April 1, 2007 compared to the three months ended April 2, 2006. As a percentage of sales, selling and marketing expenses for the three months ended April 1, 2007 decreased approximately 1% as compared to the three months ended April 2, 2006. A portion of the dollar spending increase was the inclusion of ZOLL Lifecor expenses, following the April 2006 acquisition of Lifecor, as these expenses were not included in the prior year’s second quarter expenses. Other factors contributing to the increase included higher personnel-related expenses for the sales force and related sales organization, including commission and salaries and fringe benefits. In addition, increased expenses related to expanded marketing programs were partially offset by a lower provision for bad debts.

General and administrative expenses increased approximately $1.6 million for the three months ended April 1, 2007 compared to the three months ended April 2, 2006. As a percentage of sales, general and administrative expenses increased approximately 1% compared to the three months ended April 2, 2006. The inclusion of ZOLL Lifecor expenses, following the April 2006 acquisition of Lifecor, accounted for a portion of the dollar spending increase as these expenses were not included in the prior year’s second quarter expenses. In addition, personnel-related costs for general and administrative employees increased, of which almost half related to an increase in the Company’s matching contribution to its 401(K) Plan.

Research and development expenses increased by approximately $1.2 million for the three months ended April 1, 2007 compared to the three months ended April 2, 2006. As a percentage of sales, research and development expenses for the three months ended April 1, 2007 were flat as compared to the three months ended April 2, 2006. The reasons for the dollar spending increase included personnel-related costs for research and development employees, expenses attributable to the ZOLL Lifecor business, following the April 2006 acquisition of Lifecor, and clinical trial work related to the AutoPulse. We currently anticipate that our research and development expenses related to clinical trial work will continue to increase throughout the year and beyond as our clinical trial activities related to the AutoPulse continue to ramp up.

Income Taxes

The Company’s effective tax rate for the three months ended April 1, 2007 was a tax provision of 36%, as compared to a tax provision of 35% for the same period in fiscal 2006. The rate was affected by the elimination of the deduction for extraterritorial income, which was only available for the first quarter of fiscal 2007. It also reflects relatively stable permanent tax benefits having a lower percentage rate impact as taxable income rises. The Company expects the effective tax rate for fiscal year 2007 to be approximately 35%.

Six Months Ended April 1, 2007 Compared To Six Months Ended April 2, 2006

Sales

Net sales by customer/product categories are as follows:

(000’s omitted)	April 1, 2007	April 2, 2006	% Change
Devices and Accessories to the Hospital Market-North America	$32,359	$34,304	(6%)
Devices, Accessories, and Data Management Software to the Pre-hospital Market-North America	56,055	42,508	32%
Other Products to North America	10,440	9,524	10%

Subtotal North America	98,854	86,336	14%
All Products to the International Market	34,097	25,957	31%

Net Sales	$132,951	$112,293	18%

Net sales increased 18% for the six months ended April 1, 2007 compared to the same period a year earlier.

North American hospital sales decreased approximately $2.0 million, or 6%, from the comparable prior year period. This decrease is due to a decline in military sales of approximately $4.9 million. Excluding military sales, North American hospital sales increased $2.9 million, or 11% over the comparable prior-year period. This increase reflects increased shipments of our professional, non-military defibrillators, AEDs and AutoPulse product.

Sales to the North American pre-hospital market increased approximately $13.5 million, or 32%, compared to the same period in fiscal 2006. The North American pre-hospital market includes the results of ZOLL Lifecor, which were not included in the comparable period in the prior year. In addition, the increase resulted from increased unit sales of our AEDs and professional defibrillators and increased volume of data management product sales.

International sales increased by approximately $8.1 million, or 31%, in comparison to the prior-year six-month period. This increase was driven by increased sales volume of professional defibrillators including the M Series, E Series and the first shipments of the new R Series. The volume of Autopulse sales also contributed to the increase. Sales by our international subsidiaries, excluding approximately $1.4 million of foreign exchange gains, increased approximately $3.9 million and were particularly strong in the UK. Sales to our international distributors increased approximately $2.8 million, predominantly in Japan, China, Latin America and Europe.

Total sales of the AutoPulse product to all our markets were $6.1 million, in comparison to $3.9 million for the same six-month period in the prior year. We believe we are seeing increased market acceptance of the AutoPulse as customers assess the results of various clinical trials and develop experience with the product.

Gross Margins

Gross margin for the six months ended April 1, 2007 increased slightly from 55.8% to 56.0% compared to the same period a year ago. Typical of fluctuations in our gross margin from period to period, the slight increase is a result of product and geographical mix. Each of the factors affecting the fluctuation in gross margin represents one and a half percentage points or less on our overall gross margin.

Costs and Expenses

Operating expenses for the six months ended April 1, 2007 and April 2, 2006 were as follows:

(000’s omitted)	April 1, 2007	% of Sales	April 2, 2006	% of Sales	Change %
Selling and marketing	$42,120	32%	$37,851	34%	11%
General and administrative	12,691	10%	9,869	9%	29%
Research and development	13,016	10%	10,745	9%	21%

Total expenses	$67,827	51%	$58,465	52%	16%

Selling and marketing expenses increased approximately $4.3 million for the six months ended April 1, 2007 compared to the six months ended April 2, 2006. As a percentage of sales, selling and marketing expenses for the six months ended April 1, 2007 decreased approximately 2% compared to the six months ended April 2, 2006. The increased dollar spending reflected the inclusion of ZOLL Lifecor expenses, following the April 2006 acquisition of Lifecor, as these expenses were not included in the prior year’s six months expenses. In addition, there were higher personnel-related expenses for the salesforce and related sales organization, including commission and salaries and fringe benefits. The remaining increase reflected expanded marketing programs and promotions, salaries, trade shows and other related spending, substantially offset by a lower provision for bad debts.

General and administrative expenses increased approximately $2.8 million for the six months ended April 1, 2007 compared to the six months ended April 2, 2006. As a percentage of sales, general and administrative expenses for the six months ended April 1, 2007 increased approximately 1% compared to the six months ended April 2, 2006. The increased dollar spending reflected the inclusion of ZOLL Lifecor expenses, following the April 2006 acquisition of Lifecor, as these expenses were not included in the prior year’s six month expenses. In addition, there were higher personnel-related costs, including stock-based compensation expense.

Research and development expenses increased approximately $2.3 million for the six months ended April 1, 2007 compared to the six months ended April 2, 2006. As a percentage of sales, research and development expenses for the six months ended April 1, 2007 increased approximately 1% compared to the six months ended April 2, 2006. This increase in the dollar spending is due to increased personnel-related costs, increased spending related to clinical matters, including clinical trials related to the AutoPulse, and the inclusion of ZOLL Lifecor expenses, following the April 2006 acquisition of Lifecor, as these expenses were not included in the prior year’s six month expenses.

Income Taxes

Our effective tax rate for the six months ended April 1, 2007, was a tax provision of 33% as compared to 34% for the same period in fiscal 2006. The difference in the effective tax rate is related to the availability of a discrete $176,000 U.S. research and development tax credit, which was enacted during the quarter ended December 31, 2006, along with the impact of relatively stable permanent tax benefits having a lower percentage rate impact as taxable income rises.

Liquidity and Capital Resources

Our overall financial condition remains strong. Our cash, cash equivalents and marketable securities at April 1, 2007 totaled $78.8 million, compared with $63.4 million at October 1, 2006. We continue to have no long-term debt.

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

As previously discussed, with the recent suspension of U.S. shipments from the Medtronic Physio-Control unit, we anticipate using cash to build inventory levels to ensure capacity is not an issue as we pursue additional customers. We also may assist new customers who transition to our products with various financing arrangements. We expect funding for these initiatives, initially estimated at $10 million, to build over the course of the suspension.

Sources and Uses of Cash

To assist with the discussion, the following table presents the abbreviated cash flows for the six months ended April 1, 2007 and April 2, 2006:

(000’s omitted)	Six months ended April 1, 2007	Six months ended April 2, 2006
Net income	$5,524	$3,214
Changes not affecting cash	6,511	5,706
Changes in current assets and liabilities	(6,808)	7,826

Cash provided by operating activities	5,227	16,746
Cash used for investing activities	(6,887)	(17,408)
Cash provided by financing activities	17,947	48
Effect of foreign exchange rates on cash	358	(224)

Net change in cash and cash equivalents	16,645	(838)
Cash and cash equivalents—beginning of period	42,831	36,270

Cash and cash equivalents—end of period	$59,476	$35,432

Operating Activities

The $11.5 million decrease in cash provided by operating activities to $5.2 million for the six-month period ended April 1, 2007 from $16.7 million for the six-month period ended April 2, 2006 was primarily attributable to increased inventory purchases. The increase in inventory includes the impact of level loading our production and building inventory of evaluation units. This decrease in cash provided by operating activities is also due to a $3.0 million increase in cash used for payments of accounts payable and accrued expenses.

Investing Activities

The $10.5 million decrease in cash used in investing activities reflects a decrease in net purchases of marketable securities of approximately $10.1 million as compared to the investing activities in the prior year period.

Financing Activities

Cash provided by financing activities during the six-month period ended April 1, 2007 increased by approximately $17.9 million from the previous year period. The change reflects a substantially higher number of stock options exercised during the current six-month period (options for 942,010 shares in the current period compared to options for 4,950 shares in the previous year period), at a higher weighted-average exercise price per share ($14.84 in the current period compared to $9.90 in the previous year period).

Investments

As of April 1, 2007, we had investments in privately held technology companies with a carrying value of $1.3 million. We have performed a review of these investments and determined the carrying value of these investments approximates their fair value.

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

We exercised our option to acquire the outstanding stock of Revivant (now ZOLL Circulation, Inc.), the manufacturer of the AutoPulse, on October 12, 2004. We paid $15 million in the form of cash and shares of our Common Stock as the initial acquisition consideration. Additional contingent consideration under the acquisition agreement is tied to certain clinical developments (milestone payments related to already approved devices) and increases in revenue (earn-out payments). In January 2005, we paid $1 million as a milestone payment, in the form of a cash payment of $500,000 and the issuance of 30,376 shares of Common Stock. In February 2006, we paid approximately $783,000 in cash and issued 47,600 shares of Common Stock in payment of the 2005 earn-out to the former shareholders of Revivant. In January 2007, we paid approximately $1.2 million in cash and issued 72,128 shares of Common Stock in payment of the 2006 earn-out to the former shareholders of Revivant. We may make additional earn-out payments for fiscal 2007 based on the growth of AutoPulse sales. Because additional earn-out payments are based on the growth of AutoPulse sales, a reasonable estimate of the potential total purchase price cannot be determined. All payments will generally be a combination of cash and shares of our Common Stock.

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

Debt Instruments and Related Covenants

We maintain a working capital line of credit with a commercial bank. Under this working capital line, we may borrow on a demand basis. Currently, we may borrow up to $12.0 million at an interest rate equal to the bank’s base rate. No borrowings were outstanding on this line during the quarter ended April 1, 2007. There are no covenants related to this line of credit.

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

	Payments Due by Period
(000’s omitted) Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Non-Cancelable Operating Lease Obligations	$8,608	$2,207	$4,324	$2,021	$56
Purchase Obligations	854	854	—	—	—

Total Contractual Obligations	$9,462	$3,061	$4,324	$2,021	$56

Purchase obligations include all legally binding contracts that are non-cancelable. Purchase orders or contracts for the purchase of raw materials and other goods and services are not included in the table above. Purchase orders represent authorizations to purchase rather than binding agreements. For the purposes of the table above, purchase obligations for purchase of goods and services are defined as agreements that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Our purchase orders are based upon our current inventory needs and are fulfilled by our suppliers within short time periods. We also enter into contracts for outsourced services; however, the obligations under these contracts are not significant and the contracts generally contain provisions allowing for cancellation without significant penalty.

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

Hedging Activities

We use forward contracts to reduce our exposure to foreign currency risks due to fluctuations in exchange rates underlying the value of intercompany accounts receivable denominated in foreign currencies. We had one forward exchange contract outstanding serving to mitigate foreign currency risk of our Euro intercompany receivables in the notional amount of approximately 5 million Euros at April 1, 2007. The contract serves as a hedge of a substantial portion of our Euro-denominated intercompany balances. The fair value of the foreign currency derivative contract outstanding at April 1, 2007 was approximately $6.7 million, resulting in an unrealized gain of $14,000.

Net realized losses from foreign currency forward contracts totaled $79,000 during the quarter ended April 1, 2007 and are included in the consolidated statement of income compared to net realized gains of $59,000 for the prior year’s quarter. Any gains or losses on the fair value of the derivative contract would be largely offset by the losses and gains on the underlying transaction. These offsetting gains and losses are not reflected above.

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

In fiscal 2005, we began performance under a “state of readiness” contract awarded by the U.S. government to supply defibrillators on short notice. Based on the award, we received two types of payments from the U.S. government. The first payment of approximately $5 million was to reimburse us for the cost to acquire inventories required to meet potentially short-notice delivery schedules. This payment is recorded within ‘Deferred revenue’ on our balance sheet as a liability under government contract.

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

As of April 1, 2007, our accounts receivable balance of $58.1 million is reported net of allowances of $9.5 million. We believe our reported allowances at April 1, 2007 are adequate. If the financial conditions of our customers were to deteriorate, however, resulting in their inability to make payments, we might need to record additional allowances, resulting in additional expenses being recorded for the period in which such determination was made.

Although we are not typically contractually obligated to provide trade-in allowances under existing sales contracts, we may offer such allowances when negotiating new sales arrangements. When pricing sales transactions, we contemplate both cash consideration and the net realizable value of any used equipment to be traded in. The trade-in allowance value stated in a sales order may differ from the estimated net realizable value of the underlying equipment. Any excess in the trade-in allowance over the estimated net realizable value of the used equipment represents additional sales discount.

We account for product sales transactions by recording as revenue the total of the cash consideration and the estimated net realizable value of the trade-in equipment less a modest profit margin. Any difference between this estimate and the trade-in allowance granted is recorded as a reduction to revenue at the time of the sale.

Used Company equipment is recorded at the lower of cost or market consistent with Accounting Research Bulletin No. 43. We regularly review our reserves to assure that the balance sheet value associated with our trade-in equipment is properly stated.

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

Warranty Reserves

Our products are sold with warranty provisions that require us to remedy deficiencies in quality or performance over a specified period of time, usually one year for pre-hospital and international customers and five years for hospital customers. Revenue is deferred for pre-hospital customers who receive warranties beyond one year. Such revenue is then recognized over the period of extended warranty. We provide for the estimated cost of product warranties at the time product is shipped and revenue is recognized. The costs that we estimate include material, labor, and shipping. While we engage in product quality programs and processes, our warranty obligation is affected by product failure rates, material usage and service delivery costs incurred in correcting a product failure. We believe that our recorded liability of $3.6 million at April 1, 2007 is adequate to cover future costs for the servicing of our products sold through that date and under warranty. If actual product failure rates, material usage or service delivery costs differ from our estimates, revisions to the estimated warranty liability would be required.

Inventory

We value our inventories at the lower of cost or market. Cost is determined by the first-in, first-out (“FIFO”) method, including material, labor and factory overhead.

Inventory on hand may exceed future demand either because the product is outdated, obsolete, or because the amount on hand is in excess of future needs. We provide for the total value of inventories that we determine to be obsolete based on criteria such as customer demand and changing technologies. We estimate excess inventory amounts by reviewing quantities on hand and comparing those quantities to sales forecasts for the next 12 months, identifying historical service usage trends, and matching that usage with the installed base quantities to estimate future needs. At April 1, 2007, our inventory was recorded at net realizable value requiring adjustments of $6.4 million, or 12.6% of our $51.0 million gross inventories.

Goodwill

At April 1, 2007 we had approximately $24 million in goodwill, primarily resulting from our acquisitions of Revivant (approximately $20 million) and the assets of Infusion Dynamics (approximately $4 million). In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, we test our goodwill for impairment at least annually by comparing the fair value of our reporting units to the carrying value of those reporting units. Fair value is determined based on an estimate of the discounted future cash flows expected from the reporting units. The determination of fair value requires significant judgment on the part of management about future revenues, expenses and other assumptions that contribute to the net cash flows of the reporting units. Additionally, we periodically review our goodwill for impairment whenever events or changes in circumstances indicate that an impairment has occurred.

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

If We Fail to Compete Successfully in the Future against Existing or Potential Competitors, Our Operating Results May Be Adversely Affected.

Our principal global competitors with respect to our entire cardiac resuscitation equipment product line are Physio-Control, Inc. (“Physio-Control”) and Royal Philips Electronics (“Philips”). Physio-Control is a subsidiary of Medtronic, Inc., a leading medical technology company and has been the market leader in the defibrillator industry for over 20 years. As a result of Physio-Control’s dominant position in this industry, many potential customers have relationships with Physio-Control that could make it difficult for us to continue to penetrate the markets for our products. In addition, Physio-Control and Philips and other competitors each have significantly greater resources than we do. Accordingly, Physio-Control, Philips and other competitors could substantially increase the resources they devote to the development and marketing of products that are competitive with ours. These and other competitors may develop and successfully commercialize medical devices that directly or indirectly accomplish what our products are designed to accomplish in a superior and/or less expensive manner. In addition, although our biphasic waveform technology is unique, our competitors have devised alternative biphasic waveform technology. Medtronic recently announced its intention to spin off its external defibrillator business into a separate publicly-traded company, and more recently announced a suspension of U.S. shipments of its products because of system quality issues. How these developments will affect the competitive landscape is unclear, but the Company has taken steps to pursue additional customers.

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

Our Operating Results are Likely to Fluctuate, Which Could Cause Our Stock Price to be Volatile, and the Anticipation of a Volatile Stock Price Can Cause Greater Volatility.

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

We Acquired New Products Such as the AutoPulse, Power Infuser, and LifeVest. If We Are Not Successful in Growing Our Business with These Products, Our Operating Results May Be Affected.

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

Our Approach to Our Backlog Might Not Be Successful.

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

Changes in the Healthcare Industry May Require Us to Decrease the Selling Price for Our Products or Could Result in a Reduction in the Size of the Market for Our Products, Each of Which Could Have a Negative Impact on Our Financial Performance.

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

General Economic Conditions May Cause Our Customers to Delay Buying Our Products Resulting in Lower Revenues.

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

We Can be Sued for Producing Defective Products and We May be Required to Pay Significant Amounts to Those Harmed If We are Found Liable, and Our Business Could Suffer from Adverse Publicity.

The manufacture and sale of medical products such as ours entail significant risk of product liability claims, and product liability claims are made against us from time to time. Our quality control standards comply with FDA requirements and we believe that the amount of product liability insurance we maintain is adequate based on past product liability claims in our industry. We cannot be assured that the amount of such insurance will be sufficient to satisfy claims made against us in the future or that we will be able to maintain insurance in the future at satisfactory rates or in adequate amounts. Product liability claims could result in significant costs or litigation. A product liability lawsuit is currently pending. A successful claim brought against us in excess of our available insurance coverage or any claim that results in significant adverse publicity against us could have a material adverse effect on our business, financial condition and results of operations.

Recurring Sales of Electrodes to Our Customers May Decline.

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

Failure to Produce New Products or Obtain Market Acceptance for Our New Products in a Timely Manner Could Harm Our Business.

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

Our Dependence on Sole and Single Source Suppliers Exposes Us to Supply Interruptions and Manufacturing Delays Caused by Faulty Components That Could Result in Product Delivery Delays and Substantial Costs to Redesign Our Products.

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

We May Not be Able to Obtain Appropriate Regulatory Approvals for Our New Products.

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

If We Fail to Comply With Applicable Regulatory Laws and Regulations, the FDA and Other U.S. and Foreign Regulatory Agencies Could Exercise Any of Their Regulatory Powers, which Could Have a Material Adverse Effect on Our Business.

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

We are Dependent upon Licensed and Purchased Technology for Upgradeable Features in Our Products, and We May Not Be Able to Renew These Licenses or Purchase Agreements in the Future.

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

Fluctuations in Currency Exchange Rates May Adversely Affect Our International Sales.

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

Our Current and Future Investments May Lose Value in the Future.

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

Future Changes in Applicable Laws and Regulations Could Have an Adverse Effect on Our Business.

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

Compliance With Changing Regulation of Corporate Governance, Public Disclosure and Accounting Matters May Result in Additional Expenses.

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

Uncertain Customer Decision Processes May Result in Long Sales Cycles, Which Could Result in Unpredictable Fluctuations in Revenues and Delay the Replacement of Cardiac Resuscitation Devices.

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

Reliance on Domestic and International Distributors to Sell Our Products Exposes Us to Business Risks That Could Result in Significant Fluctuations in Our Results of Operations.

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

Our International Sales Expose Our Business to a Variety of Risks That Could Result in Significant Fluctuations in Our Results of Operations.

Approximately 32% of our sales for the period ended April 1, 2007 were made to foreign purchasers and we plan to increase the sale of our products to foreign purchasers in the future. As a result, a significant portion of our sales is and will continue to be subject to the risks of international business, including:

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

We May Fail to Adequately Protect or Enforce Our Intellectual Property Rights or Secure Rights to Third Party Intellectual Property, and Our Competitors Can Use Some of Our Previously Proprietary Technology.

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

Reliance on Overseas Vendors for Some of the Components for Our Products Exposes Us to International Business Risks, Which Could Have an Adverse Effect on Our Business.

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

We May Acquire Other Businesses, and We May Have Difficulty Integrating These Businesses or Generating an Acceptable Return from Acquisitions.

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

Intangibles and Goodwill We Currently Carry on Our Balance Sheet May Become Impaired.

At April 1, 2007, we had approximately $52.8 million of goodwill and intangible assets on our balance sheet. These assets are subject to impairment if the cash flow that we generate from these assets specifically, or our business more broadly, are insufficient to justify the carrying value of the assets. Factors affecting our ability to generate cash flow from these assets include, but are not limited to, general market conditions, product acceptance, pricing and competition, distribution, costs of production and operations.

Provisions in Our Charter Documents, Our Shareholder Rights Agreement and State Law May Make It Harder for Others To Obtain Control of ZOLL Even Though Some Stockholders Might Consider Such a Development to be Favorable.

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

We Have Only One Manufacturing Facility for Each of Our Major Products and Any Damage or Incapacitation of Any of the Facilities Could Impede Our Ability to Produce These Products.

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

The Impact on the Company of the Suspension of Shipments by Physio-Control, a Division of Medtronics, May Be Difficult to Predict.

Physio-Control, a division of Medtronics, announced the suspension of product shipments in January 2007 due to internal quality control issues. We believe our order flow may benefit from this suspension into 2008 and 2009. Any benefit we receive prior to the latter part of 2007 is not anticipated to have a material impact on the Company as we plan to increase spending on our marketing programs and our selling organization. We cannot be assured that increased spending initiatives will be effective. If our expectations of future benefits do not materialize, our stock price could fluctuate.

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

We had one forward exchange contract outstanding serving as a hedge of our Euro intercompany receivables in the notional amount of approximately 5 million Euros at April 1, 2007. The contract serves as a hedge of a substantial portion of our Euro-denominated intercompany balances. The fair value of the foreign currency derivative contract outstanding at April 1, 2007 was approximately $6.7 million, resulting in an unrealized gain of $14,000. A sensitivity analysis of a change in the fair value of the Euro derivative foreign exchange contract outstanding at April 1, 2007 indicates that, if the U.S. dollar weakened by 10% against the Euro, the fair value of this contract would decrease by $668,000 resulting in a total loss on the contract of $654,000. Conversely, if the U.S. dollar strengthened by 10% against the Euro, the fair value of this contract would increase by $607,000 resulting in a total gain on the contract of $621,000. Any gains and losses on the fair value of the derivative contract would be largely offset by losses and gains on the underlying transaction. These offsetting gains and losses are not reflected in the analysis above.

Intercompany Receivable Hedge

Exchange Rate Sensitivity: April 1, 2007

(Amounts in $)

	Expected Maturity Dates						Total	Unrealized gains
	2007	2008	2009	2010	2011	Thereafter
Forward Exchange Agreements (Receive $/Pay Euro) Contract Amount	$6,679,000						$6,679,000	$14,000
Average Contract Exchange Rate	1.3358	—	—	—	—	—	1.3358

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of April 1, 2007, the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures are effective.

Changes in Internal Controls Over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended April 1, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A.	Risk Factors

There have been no material changes from the Risk Factors previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended October 1, 2006, filed with the SEC on December 15, 2006 and are repeated for the reader’s convenience in Part I, “Management’s Discussion and Analyses of Financial Condition and Results of Operations – Risk Factors”.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

In January 2007, as additional contingent consideration in connection with the Company’s 2004 acquisition of Revivant Corporation (Revivant), the Company issued 72,128 shares of common stock, par value $0.01 per share, to former stockholders of Revivant in reliance on the exemption from registration provided by Rule 506 of Regulation D promulgated under the Securities Act of 1933, as amended.

Item 4.	Submission of Matters to a Vote of Security Holders

Note: The share numbers in this Item 4 reflect the shares issued and outstanding as of January 24, 2007, without giving effect to the 2-for-1 stock split effected on February 20, 2007.

The Company’s 2007 Annual Meeting of Stockholders was held on January 24, 2007. As of the December 8, 2006 record date, 9,950,130 shares of common stock were outstanding and entitled to vote, and a total of 9,363,207 shares of common stock were voted at the meeting.

Messrs. James W. Biondi and Robert J. Halliday were reelected as Class III Directors for a three-year term. Votes were cast for the nominees as follows:

	For	Withheld
Mr. Biondi	9,152,818	210,389
Mr. Halliday	9,147,617	215,590

The terms of office of the following Class I Directors and Class II Directors continued after the meeting:

Class I Directors (terms expire in 2008)

Daniel M. Mulvena

Benson F. Smith

Class II Directors (terms expire in 2009)

Thomas M. Claflin, II

Richard A. Packer

The other matter submitted for stockholder approval at the 2007 Annual Meeting of Stockholders was the ratification of the selection of Ernst & Young LLP as the Company’s independent registered public accounting firm for 2007. The following votes were cast in connection with this matter:

Ratification of the selection of Ernst & Young LLP as the Company’s independent registered public accounting firm for 2007.

For	9,126,609
Against	234,817
Abstain	1,775

Item 5.	Other Information

(a)	Not applicable.

(b)	During the period covered by this report, there were no changes to the procedures by which security holders may recommend nominees to the Board of Directors.

Item 6.	Exhibits

1. Exhibit 3.1	— Articles of Amendment to the Restated Articles of Organization of ZOLL Medical Corporation, dated January 24, 2007. (1)

2. Exhibit 3.2	— Certificate of Amendment to the Amended and Restated By-Laws of ZOLL Medical Corporation, dated January 24, 2007. (2)

3. Exhibit 31.1	— Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (3)

4. Exhibit 31.2	— Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (3)

5. Exhibit 32.1*	— Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (3)

6. Exhibit 32.2*	— Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (3)

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on February 13, 2007.

(2)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 25, 2007.

(3)	Filed herewith

*	This certification shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, nor shall it be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 11, 2007.

ZOLL MEDICAL CORPORATION

Date: May 11, 2007	By:	/S/ RICHARD A. PACKER
Richard A. Packer,
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: May 11, 2007	By:	/S/ A. ERNEST WHITON
A. Ernest Whiton,
Vice President of Administration and Chief Financial Officer (Principal Financial and Accounting Officer)