Form 10-Q
period 2007-07-01
ZOLL MEDICAL CORP
filed 2007-08-10
CIK 887568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended July 1, 2007.

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

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

Class	Outstanding at July 27, 2007
Common Stock, $0.01 par value	20,443,349

This document consists of 38 pages.

ZOLL MEDICAL CORPORATION

FORM 10-Q

Forward-Looking Information

Except for historical information, the matters discussed in this Quarterly Report on Form 10-Q are forward-looking statements that involve risks and uncertainties. ZOLL Medical Corporation (the “Company,” “we,” “our,” or “us”) makes such forward-looking statements under the provisions of the “Safe Harbor” section of the Private Securities Litigation Reform Act of 1995. Actual future results may vary materially from those projected, anticipated, or indicated in any forward-looking statements as a result of certain risk factors. Readers should pay particular attention to the considerations described in Part I, Item 2 of this report under the section of Management’s Discussion and Analysis of Financial Conditions and Results of Operations entitled “Risk Factors.” Readers should also carefully review the risk factors described in the other documents that we file from time to time with the Securities and Exchange Commission. In this report, the words “anticipates,” “believes,” “expects,” “intends,” “future,” “could,” and similar words or expressions (as well as other words or expressions referencing future events, conditions or circumstances) identify forward-looking statements. The Company assumes no obligation to update forward-looking statements or update the reasons why actual results, performances or achievements could differ materially from those provided in the forward-looking statements.

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

ZOLL MEDICAL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(000’s omitted, except per share data)

(Unaudited)

	July 1, 2007	October 1, 2006
ASSETS
Current assets:
Cash and cash equivalents	$40,589	$42,831
Short-term investments	22,328	20,548
Accounts receivable, less allowance of $9,148 at July 1, 2007, and $7,897 at October 1, 2006	67,599	59,078
Inventories:
Raw materials	22,091	16,832
Work-in-process	3,950	4,847
Finished goods	25,192	15,440

	51,233	37,119
Prepaid expenses and other current assets	9,260	9,010

Total current assets	191,009	168,586

Property and equipment, at cost:
Land, building and building improvements	1,178	1,172
Machinery and equipment	62,173	53,859
Construction in progress	2,735	4,329
Tooling	14,667	12,003
Furniture and fixtures	3,632	3,313
Leasehold improvements	5,307	5,278

	89,692	79,954
Less: accumulated depreciation	59,206	53,299

Net property and equipment	30,486	26,655

Investments	1,310	1,310
Notes receivable	1,099	495
Goodwill	29,505	24,421
Patents and developed technology, net	17,602	18,311
Deferred tax asset	189	189
Intangibles and other assets, net	13,073	11,519

	$284,273	$251,486

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$16,295	$13,745
Deferred revenue	19,115	13,424
Accrued expenses and other liabilities	25,387	28,671

Total current liabilities	60,797	55,840

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, authorized 1,000 shares, none issued and outstanding Common stock, $0.01 par value, authorized 38,000 shares, 20,402 and 19,368 issued and outstanding at July 1, 2007 and October 1, 2006, respectively	204	193
Capital in excess of par value	138,413	119,262
Accumulated other comprehensive loss	(4,943)	(3,774)
Retained earnings	89,802	79,965

Total stockholders’ equity	223,476	195,646

	$284,273	$251,486

See notes to unaudited condensed consolidated financial statements.

ZOLL MEDICAL CORPORATION

CONDENSED CONSOLIDATED INCOME STATEMENTS

(000’s omitted, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	July 1, 2007	July 2, 2006	July 1, 2007	July 2, 2006
Net sales	$76,929	$64,267	$209,880	$176,560
Cost of goods sold	33,157	27,978	91,615	77,649

Gross profit	43,772	36,289	118,265	98,911
Expenses:
Selling and marketing	24,132	20,523	66,252	58,374
General and administrative	6,683	6,383	19,374	16,252
Research and development	7,468	6,050	20,484	16,795

Total expenses	38,283	32,956	106,110	91,421

Income from operations	5,489	3,333	12,155	7,490
Investment and other income	1,250	634	2,813	1,347

Income before income taxes	6,739	3,967	14,968	8,837
Provision for income taxes	2,426	1,437	5,131	3,093

Net income	$4,313	$2,530	$9,837	$5,744

Basic earnings per common share	$0.21	$0.13	$0.49	$0.30

Weighted average common shares outstanding	20,434	19,264	20,125	19,252
Diluted earnings per common and common equivalent share	$0.21	$0.13	$0.48	$0.30

Weighted average common and common equivalent shares outstanding	20,828	19,438	20,646	19,408

See notes to unaudited condensed consolidated financial statements.

ZOLL MEDICAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(000’s omitted)

(Unaudited)

	Nine Months Ended
	July 1, 2007	July 2, 2006
OPERATING ACTIVITIES:
Net income	$9,837	$5,744
Charges not affecting cash:
Depreciation and amortization	9,982	8,632
Stock-based compensation expense	1,147	467
Changes in current assets and liabilities:
Accounts receivable	(7,457)	(1,137)
Inventories	(17,605)	1,199
Prepaid expenses and other current assets	(208)	291
Accounts payable, accrued expenses and deferred revenues	5,160	8,237

Cash provided by operating activities	856	23,433
INVESTING ACTIVITIES:
Purchases of marketable securities	(22,579)	(27,255)
Sales of marketable securities	20,799	23,650
Additions to property and equipment	(9,658)	(7,929)
Payments for acquisitions, net of cash acquired	(6,960)	(7,045)
Milestone payments related to prior years’ acquisitions	(1,709)	(1,327)
Other assets, net	(1,920)	(1,187)

Cash used for investing activities	(22,027)	(21,093)
FINANCING ACTIVITIES:
Exercise of stock options	14,012	263
Tax benefit from the exercise of stock options	4,014	—

Cash provided by financing activities	18,026	263
Effect of exchange rates on cash and cash equivalents	903	320

Net (decrease) increase in cash and cash equivalents	(2,242)	2,923
Cash and cash equivalents at beginning of period	42,831	36,270

Cash and cash equivalents at end of period	$40,589	$39,193

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period:
Income taxes	$3,040	$1,311
Non-cash activity during the period:
Common stock issued at fair value for acquisition of Revivant	$1,296	$625
Forgiveness of debt upon acquisition of Lifecor	$—	$2,729

See notes to unaudited condensed consolidated financial statements.

ZOLL MEDICAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

On January 24, 2007, the Board of Directors approved a 2-for-1 stock split. The stock split, which was effected by Articles of Amendment to the Company’s Restated Articles of Organization filed on February 12, 2007, with a record date of February 20, 2007, changed each issued share and each authorized and unissued share of Common Stock, par value $0.02 per share, into two shares of Common Stock, par value $0.01 per share. The Company’s stock option plans and restricted stock plan contain antidilution provisions that require the shares and related exercise price to be adjusted for the impact of the stock split. All share and per share information herein have been retroactively restated to reflect the 2-for-1 stock split.

2. Segment and Geographic Information

Segment information: The Company operates in a single business segment: the design, manufacture and marketing of a range of non-invasive resuscitation devices and software solutions. These devices and software solutions help healthcare professionals, emergency medical service providers, and first responders diagnose and treat victims of trauma, as well as sudden cardiac arrest. In order to make operating and strategic decisions, the Company’s chief executive officer (the “chief operating decision maker”) evaluates revenue performance based on the worldwide revenues of four customer/product categories but, due to shared infrastructures, profitability is based on an enterprise-wide measure. These customer/product categories consist of (1) the sale of resuscitation devices and accessories to the North American hospital market, including the military marketplace, (2) the sale of resuscitation devices, accessories and data collection management software to the North American pre-hospital market, (3) the sale of disposable/other products in North America, and (4) the sale of resuscitation devices, accessories, disposable electrodes and data collection management software to the international market.

Net sales by customer/product categories were as follows:

	Three Months Ended		Nine Months Ended
(000’s omitted)	July 1, 2007	July 2, 2006	July 1, 2007	July 2, 2006
Hospital Market—North America	$19,515	$20,742	$51,874	$55,046
Pre-hospital Market—North America	32,936	23,011	88,991	65,519
Other—North America	5,232	4,925	15,672	14,449
International Market	19,246	15,589	53,343	41,546

	$76,929	$64,267	$209,880	$176,560

The Company reports assets on a consolidated basis to the chief operating decision maker.

Geographic information: Net sales by major geographical area, determined on the basis of destination of the goods, are as follows:

	Three Months Ended		Nine Months Ended
(000’s omitted)	July 1, 2007	July 2, 2006	July 1, 2007	July 2, 2006
United States	$53,880	$46,749	$144,787	$126,395
Foreign	23,049	17,518	65,093	50,165

	$76,929	$64,267	$209,880	$176,560

No individual foreign country represented 10% or more of our revenues for the three months and nine months ended July 1, 2007 and July 2, 2006, respectively.

3. Comprehensive Income

The Company computes comprehensive income in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 130 (“SFAS 130”) “Reporting Comprehensive Income.” SFAS 130 establishes standards for the reporting and display of comprehensive income and its components in financial statements. Other comprehensive income, as defined, includes all changes in equity during a period from non-owner sources, such as unrealized gains and losses on available-for-sale securities, and foreign currency translation. Total comprehensive income for the three and nine months ended July 1, 2007 and July 2, 2006, respectively, was as follows:

	Three Months Ended		Nine Months Ended
(000’s omitted)	July 1, 2007	July 2, 2006	July 1, 2007	July 2, 2006
Net income	$4,313	$2,530	$9,837	$5,744
Unrealized gain on available-for-sales securities, net of tax	1	3	4	94
Foreign currency translation adjustment	(580)	234	(1,173)	(306)

Total comprehensive income	$3,734	$2,767	$8,668	$5,532

4. Stock Option Plans

At July 1, 2007, the Company had two active stock-based compensation plans under which stock-based grants may be issued, and two other stock-based compensation plans under which grants are no longer being made. No further grants are being made under the Company’s 1992 Stock Option Plan (“1992 Plan”) and 1996 Non-Employee Directors’ Stock Option Plan (“1996 Plan”), and option grants remain outstanding under both plans. The Company’s active plans are the Amended and Restated 2001 Stock Incentive Plan (“2001 Plan”) and the 2006 Non-Employee Director Stock Option Plan (“2006 Plan”).

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

As a result of adopting SFAS 123R, stock-based compensation charges totaled approximately $465,000 and $1,147,000 during the three and nine months ended July 1, 2007, respectively, and totaled approximately $207,000 and $475,000 during the three and nine months ended July 2, 2006, respectively. The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions for the nine months ended July 1, 2007 and July 2, 2006:

	2007	2006
Dividend yield	0%	0%
Expected volatility	46.8%	47.8%
Risk-free interest rate	4.67%	4.51%
Expected lives (years)	6.25	6.25

At July 1, 2007, there was approximately $5.8 million of unrecognized compensation cost related to non-vested awards, which we expect to recognize over a weighted-average period of 3.07 years.

The weighted-average, grant-date fair value of options granted (estimated using the Black-Scholes option-pricing model) was $10.84 and $6.11 for the nine months ended July 1, 2007 and July 2, 2006, respectively. During the nine months ended July 1, 2007, the Company issued 952,910 shares of Common Stock pursuant to exercised options for proceeds of approximately $14 million. Total intrinsic value of options exercised for the nine months ended July 1, 2007 and July 2, 2006 was approximately $11.9 million and $154,000, respectively. It is the Company’s policy to issue new shares upon the exercise of options.

The following table summarizes the status of outstanding stock options as of July 1, 2007 as well as changes during the nine months ended July 1, 2007:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term in Years	Aggregate Intrinsic Value ($000’s)
Outstanding at October 1, 2006	2,573,202	$15.25
Granted	369,600	21.47
Exercised	(952,910)	14.73
Forfeited	(37,042)	13.99

Outstanding at July 1, 2007	1,952,850	$16.73	6.34	$11,347

Exercisable at July 1, 2007	1,238,849	$16.69	4.85	$7,058

The following table summarizes the status of unvested restricted stock awards as of July 1, 2007 as well as changes during the nine months ended July 1, 2007:

	Shares	Weighted-Average Fair Value
Unvested at October 1, 2006	38,100	$13.24
Granted	15,575	28.30
Vested	(9,525)	13.24
Forfeited	(1,975)	16.29

Unvested at July 1, 2007	42,175	$18.66

5. Earnings per Share

The shares used for calculating basic earnings per share of Common Stock were the weighted average shares of Common Stock outstanding during the period, and the shares used for calculating diluted earnings per share of Common Stock were the weighted average shares of Common Stock outstanding during the period plus the dilutive effect of stock options and restricted stock.

	Three Months Ended		Nine Months Ended
(000’s omitted)	July 1, 2007	July 2, 2006	July 1, 2007	July 2, 2006
Average shares outstanding for basic earnings per share	20,434	19,264	20,125	19,252
Dilutive effect of stock options	394	174	521	156

Average shares outstanding for diluted earnings per share	20,828	19,438	20,646	19,408

Average shares outstanding for diluted earnings per share for the three and nine months ended July 1, 2007 does not include options to purchase 415,000 and 159,000 shares of Common Stock, respectively, as their effect would have been antidilutive. Average shares outstanding for diluted earnings per share for the three and nine months ended July 2, 2006 does not include options to purchase 2,359,474 shares of Common Stock as their effect would have been antidilutive.

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

The Company had one foreign currency forward contract outstanding at July 1, 2007, serving to mitigate the foreign currency risk of a substantial portion of our Euro-denominated intercompany balances, in the notional amount of approximately 5 million Euros. The net settlement amount of this contract at July 1, 2007 is an unrealized loss of approximately $75,000, which is included in earnings.

The Company had no realized gains or losses from foreign currency forward contracts during the quarter ended July 1, 2007, compared to net realized losses of $105,000, which were included in the consolidated income statement within “investment and other income,” for the prior year’s quarter.

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

Product warranty activity for the nine months ended July 1, 2007 and July 2, 2006 is as follows:

(000’s omitted)	Beginning Balance	Accruals for Warranties Issued During the Period	Decrease to Preexisting Warranties	Ending Balance
July 1, 2007	$3,614	$848	$823	$3,639
July 2, 2006	$3,263	$902	$542	$3,623

8. Acquisitions

BIO-key International, Inc.’s Fire Records Management Software Business

On May 22, 2007, the Company acquired a fire records management software business from BIO-key International, Inc., a public company that provides mobile and wireless solutions for public safety. The Company paid approximately $7 million in cash for the business, and the assets acquired in this acquisition will be utilized as part of the Company’s data management business. The Company believes that the acquisition presents an opportunity to further penetrate the fire department market in conjunction with the Company’s current data management and medical equipment products.

The following is a summary of the Company’s preliminary estimate of the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. The Company has engaged a third party to appraise the fair value of the acquired intangibles assets. The results of the appraisal are preliminary at this time. The final results of the appraisal may differ from the preliminary estimate of the fair value of the acquired tangible and intangible assets and assumed liabilities. The Company will finalize the purchase price allocation upon receiving the final appraisal report and other relevant information relating to the acquisition. The final purchase price allocation may be significantly different than the Company’s preliminary estimate as presented below:

(000’s omitted)
Assets:
Current assets	$234
Property and equipment	34
Intangible assets subject to amortization (estimated 9 year weighted-average useful life)	1,742
Intangible assets not subject to amortization	5,581

Total assets acquired:	7,591
Liabilities:
Current liabilities	141
Other liabilities	490

Total liabilities assumed:	631

Purchase Price	$6,960

The goodwill resulting from this acquisition, as part of the fair value assessment, will be assigned to our only reportable segment, which is the design, manufacture and marketing of an integrated line of proprietary non-invasive cardiac resuscitation devices, and systems used for emergency resuscitation of cardiac arrest victims. All of the goodwill is expected to be deductible for income tax purposes.

As of May 22, 2007, the results of operations of the fire records management software business were included in the consolidated income statement of the Company. Pro forma results of operations are not presented as the acquisition of BIO-key International, Inc.’s fire records management software business was determined not to be significant to the Company’s consolidated financial statements.

Lifecor, Inc.

In March 2006, the Company exercised its option to acquire the assets of Lifecor, Inc. (“Lifecor”), a privately owned medical equipment company that designs, manufactures and markets a wearable external defibrillator system (“LifeVest”). In April 2006, the Company closed on the acquisition of the assets of Lifecor and now utilizes those assets in its subsidiary, ZOLL Lifecor Corporation. The Company believes that the acquisition presents an opportunity to expand its presence in the resuscitation market because the LifeVest provides patients with the benefit of unhindered mobility. As a result of the transaction, ZOLL acquired Lifecor’s assets and business, assumed Lifecor’s outstanding debt (which included the forgiveness of approximately $3 million of debt owed to the Company), and also assumed certain stated liabilities, for a total consideration of approximately $10 million. Additional consideration will be in the form of earn-out payments to the former stockholders of Lifecor based upon future revenue growth over certain stipulated threshold amounts of the acquired business over a five-year period through fiscal 2011. Beginning April 3, 2006, the results of operations of Lifecor were included in the consolidated income statement of the Company. In connection with the acquisition of Lifecor, a manufacturing agreement was terminated. The terms of the agreement were deemed to be at fair value, and therefore no gain or loss was recognized.

The following is a summary of the Company’s final estimate of the fair values of the assets acquired and liabilities assumed.

(000’s omitted)
Assets:
Current assets	$2,052
Property and equipment	2,152
Intangible assets subject to amortization (estimated 13 year weighted-average useful life):	10,600
Intangible assets not subject to amortization	440

Total assets acquired:	15,244
Liabilities:
Current liabilities	2,699
Debt assumed	5,160
Accrued earnout	2,500

Total liabilities assumed	10,359

Net assets acquired	$4,885

Supplemental Pro Forma Information

The unaudited pro forma combined condensed statements of income for the period ended July 2, 2006 give effect to the acquisition of Lifecor as if the acquisition had occurred at the beginning of the year, October 3, 2005 after giving effect to certain adjustments, including amortization of the intangibles subject to amortization and related income taxes.

The unaudited pro forma combined condensed statements of income are not necessarily indicative of the financial results that would have occurred if the Lifecor acquisition had been consummated on October 3, 2005, nor are they necessarily indicative of the financial results which may be attained in the future.

The pro forma statement of income is based upon available information and upon certain assumptions that the Company’s management believes are reasonable. The Lifecor acquisition is being accounted for using the purchase method of accounting.

(000’s omitted)	Nine Months Ended July 2, 2006
Net sales	$180,742
Net income	$4,781
Net income per common share
Basic	$0.25
Diluted	$0.25

Contingent Consideration for Prior Period Acquisitions

The terms of the October 2003 acquisition of Revivant Corporation (“Revivant”), as well as the terms of the March 2004 acquisition of the assets of Infusion Dynamics, Inc. (“Infusion Dynamics”), and the April 2006 acquisition of the assets of Lifecor, provide for possible annual earn-out payments based upon revenue growth over a multi-year period. Such payments may be due with respect to Revivant through fiscal 2007 and with respect to Infusion Dynamics and Lifecor through fiscal 2011. Because all of these prospective earn-out payments will be based upon revenue growth over several years, a reasonable estimate of the future payment obligations cannot be determined. Annual earn-out payments to Infusion Dynamics, in the form of cash, for fiscal 2005 and 2006 were approximately $544,000 and $445,000, respectively. The Company also paid approximately $1.6 million in earn-out payments for fiscal 2005 to the former shareholders of Revivant, approximately $783,000 in the form of cash and the remainder in the form of 47,600 shares of the Company’s Common Stock. For fiscal 2006, the Company paid approximately $2.4 million in earn-out payments to the former shareholders of Revivant, in the form of approximately $1.2 million of cash and 72,128 shares of the Company’s Common Stock. The earn-out payment for fiscal 2006 paid to Lifecor was an amount less than $100,000.

9. Intangibles and Other Assets

Intangibles and other assets consist of:

		July 1, 2007		Oct. 1, 2006
(000’s omitted)	Weighted Average Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Prepaid license fees	19 years	$9,765	$2,344	$9,437	$1,762
Patents and developed technology	11 years	22,495	4,893	21,753	3,442
Customer-related intangibles	10 years	4,600	470	3,300	165
Intangible assets not subject to amortization	—	890	—	440	—
Other assets	—	2,457	1,825	1,953	1,684

		$40,207	$9,532	$36,883	$7,053

Amortization of acquired intangibles for the three months ended July 1, 2007 and July 2, 2006 was approximately $625,000 and $580,000, respectively, and is included in operating expenses in the consolidated income statement. For the nine months ended July 1, 2007 and July 2, 2006, amortization of acquired intangibles was approximately $1.8 million and $1.4 million, respectively, and is included in operating expenses in the consolidated income statement.

10. Income Taxes

The Company’s effective tax rate for both the three months ended July 1, 2007 and the three months ended July 2, 2006 was a tax provision of 36%.

The Company’s effective tax rate for the nine months ended July 1, 2007, was a tax provision of 34% as compared to 35% for the same period in fiscal 2006. The difference in the effective tax rate is due to a discrete $176,000 U.S. research and development tax credit recorded during the quarter ended December 31, 2006, due to the enactment into law of the Tax Relief and Healthcare Act of 2006 on December 20, 2006. It also reflects relatively stable permanent tax benefits having a lower percentage rate impact as taxable income rises.

11. Legal Proceedings

As previously reported, in the lawsuit against the Company’s wholly owned subsidiary, ZOLL Data Systems, Inc. (“ZDS”) captioned Adept Computer Solutions, Inc. v. ZOLL Data Systems et al, pending in the U.S. District Court for the District of Colorado, the plaintiff is seeking damages for breach of contract, copyright infringement, trademark infringement, and violations of the Digital Millennium Copyright Act (“DMCA”). These claims arise out of the incorporation of the plaintiff’s mapping software product into a ZDS product sold to ZDS customers. Following an unsuccessful mediation attempt and discovery, the parties each moved for partial summary judgment as to portions of the case. The presiding judge denied both parties’ motions in May 2007, and has now scheduled the case for trial in December 2007. ZDS is defending itself vigorously in this litigation. Although ZDS made unauthorized copies of plaintiff’s software program based on the expectation that it would reach an agreement with plaintiff on an appropriate royalty and other licensing terms, the Company believes that any liability ZDS may have to the plaintiff will not have a material adverse impact on the Company’s financial condition, results of operations, or cash flow. However, the litigation process is inherently uncertain, and the Company can make no assurances as to the ultimate outcome of this matter.

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

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 establishes an approach that requires quantification of financial statement errors based on the effects of each of the Company’s balance sheet and statement of operations and the related financial statement disclosures. We were required to adopt SAB 108 in our annual financial statements covering the fiscal years ending after November 15, 2006. The adoption of SAB 108 had no impact on our consolidated results of operations and financial position.

In July 2006, the FASB issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes”, an interpretation of FASB Statement No. 109, “Accounting for Income Taxes”, to create a single model to address accounting for uncertainty in tax positions. FIN 48 requires the use of a two-step approach for recognizing and measuring tax benefits taken or expected to be taken in a tax return and disclosures regarding uncertainties in income tax positions, including a roll forward of tax benefits taken that do not qualify for financial statement recognition. The cumulative effect of initially adopting FIN 48 will be recorded as an adjustment to opening retained earnings for that year and will be presented separately. FIN 48 is effective with fiscal years beginning after December 15, 2006. Only tax positions that are more likely than not to be realized at the effective date may be recognized upon adoption of FIN 48. The Company is currently evaluating the impact this new standard will have on its future results of operations and financial position.

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

We intend for this discussion and analysis to provide you with information that will assist you in understanding our consolidated financial statements. Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. This discussion and analysis should be read in conjunction with our consolidated financial statements as of July 1, 2007 and for the quarter then ended, and the notes thereto.

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

Three Months Ended July 1, 2007 Compared To Three Months Ended July 2, 2006

Sales

Net sales by customer/product categories are as follows:

(000’s omitted)	July 1, 2007	July 2, 2006	% Change
Devices and Accessories to the Hospital Market-North America	$19,515	$20,742	(6)%
Devices, Accessories, and Data Management Software to the Pre-hospital Market-North America	32,936	23,011	43%
Other Products to North America	5,232	4,925	6%

Subtotal North America	57,683	48,678	18%
All Products to the International Market	19,246	15,589	23%

Net Sales	$76,929	$64,267	20%

Net sales increased 20% for the three months ended July 1, 2007, compared to the prior-year period.

Sales to the North American hospital market decreased approximately $1.2 million, or 6%, compared to the same quarter in the prior year. This decrease primarily reflects a lower volume of U.S. military sales of approximately $5.0 million. This decrease was partially offset by an increase in non-military professional defibrillator sales. Excluding military sales, North American hospital sales increased $3.8 million, or 27% over the comparable prior-year period. This increase reflects increasing acceptance of the new R Series defibrillators.

Sales to the North American pre-hospital market increased approximately $9.9 million, or 43%, compared to the same period a year ago. A significant portion of the increase in sales was the result of increased shipments of professional defibrillator equipment and AEDs, and a greater volume of data management software revenues during the quarter as compared to the prior-year quarter.

International sales increased approximately $3.7 million, or 23%, in comparison to the prior-year period, driven by increased sales volume of professional defibrillators and AEDs. Sales by our international subsidiaries, excluding approximately $1.0 million of foreign exchange gains, increased approximately $2.2 million and were particularly strong in Europe. Sales to our international distributors increased approximately $500,000, predominantly driven by increased sales in China, Russia and Japan, partially offset by a decrease in sales in Latin America.

Total sales of the AutoPulse® product in all our markets were $3.7 million, compared to $2.7 million in the prior-year quarter. The increase predominantly reflects volume growth in the North American pre-hospital market. We believe that the increase in the number of units of the AutoPulse being sold reflects continuing market acceptance of the product.

As previously announced, a major competitor of ours, Medtronic’s Physio-Control business, has suspended U.S. shipments because of quality control issues. Although the impact on us has been modest to date, we continue to believe that this development may have a positive impact on our future business, depending on how long shipments of Physio-Control products remain suspended. We have increased expenditures in the short term to build inventory and expand sales and marketing efforts to be able to capture potential additional business.

Gross Margins

Cost of sales consists primarily of material, direct labor, overhead, and freight associated with the manufacturing of our various medical equipment devices, data collection software and disposable electrodes. Material is the largest component of our products, comprising more than half the cost. Overhead includes indirect labor for such activities as supervision, procurement and shipping. Other components of overhead include such items as related employee benefits, rent and electricity. Our consolidated gross margin may fluctuate considerably depending on unit volume levels, mix of product and customer class, geographical mix, and overall market conditions.

Gross margin for the three months ended July 1, 2007 increased slightly from 56.5% to 56.9% as compared to the same period in the prior year. Typical of fluctuations in our gross margin from period to period, the slight increase is a result of product and geographical mix. Each of the factors affecting the fluctuation in gross margin represents less than one percentage point on our overall gross margin.

Backlog

Backlog increased to approximately $9.8 million at July 1, 2007 as compared to approximately $8.1 million at the end of the second quarter of 2007. Typically, our backlog decreases during the first and second quarters and increases during the fourth quarter due to the purchasing practices of our customers. We believe the maintenance of a modest backlog will help improve our efficiency, lower our costs and improve our profitability as it will make it less likely that we will be required to incur substantial additional costs at the end of the quarter. Due to possible changes in delivery schedules, cancellation of orders and delays in shipments, our backlog at any particular date is not necessarily an accurate predictor of revenue for any succeeding period.

Costs and Expenses

Operating expenses for the three months ended July 1, 2007 and July 2, 2006 were as follows:

(000’s omitted)	July 1, 2007	% of Sales	July 2, 2006	% of Sales	Change %
Selling and marketing	$24,132	31%	$20,523	32%	18%
General and administrative	6,683	9%	6,383	10%	5%
Research and development	7,468	10%	6,050	9%	23%

Total expenses	$38,283	50%	$32,956	51%	16%

As a percentage of sales, selling and marketing expenses for the three months ended July 1, 2007 decreased approximately 1% as compared to the three months ended July 2, 2006. Selling and marketing expenses increased approximately $3.6 million for the three months ended July 1, 2007 compared to the three months ended July 2, 2006. The majority of this increase included higher personnel-related expenses for the sales force and related sales organization, including commissions, salaries, and fringe benefits. These items include the impact of hiring additional salespeople.

As a percentage of sales, general and administrative expenses decreased approximately 1% compared to the three months ended July 2, 2006. General and administrative expenses increased approximately $300,000 for the three months ended July 1, 2007 compared to the three months ended July 2, 2006. This slight increase primarily related to increased personnel-related costs for general and administrative employees, and an increase in insurance expenses. This increase was partially offset by a reduction in legal costs.

As a percentage of sales, research and development expenses for the three months ended July 1, 2007 increased by 1% compared to the three months ended July 2, 2006. Research and development expenses increased by approximately $1.4 million for the three months ended July 1, 2007 compared to the three months ended July 2, 2006. The reasons for the increase included clinical trial work related to the AutoPulse and personnel-related costs for additional research and development staff. We anticipate that our research and development expenses related to clinical trial work will continue to increase, as compared to prior year spending, throughout the remainder of the year and beyond as our clinical trial activities related to the AutoPulse continue.

Income Taxes

Our effective tax rate for both the three months ended July 1, 2007 and the three months ended July 2, 2006 was a tax provision of 36%.

Nine Months Ended July 1, 2007 Compared To Nine Months Ended July 2, 2006

Sales

Net sales by customer/product categories are as follows:

(000’s omitted)	July 1, 2007	July 2, 2006	% Change
Devices and Accessories to the Hospital Market-North America	$51,874	$55,046	(6)%
Devices, Accessories, and Data Management Software to the Pre-hospital Market-North America	88,991	65,519	36%
Other Products to North America	15,672	14,449	8%

Subtotal North America	156,537	135,014	16%
All Products to the International Market	53,343	41,546	28%

Net Sales	$209,880	$176,560	19%

Net sales increased 19% for the nine months ended July 1, 2007 compared to the same period a year earlier.

North American hospital sales decreased approximately $3.2 million, or 6%, from the comparable prior year period. This decrease is due to a decline in military sales of approximately $9.9 million. Excluding military sales, North American hospital sales increased $6.7 million, or 17% over the comparable prior-year period. This increase reflects increased shipments of our non-military, professional defibrillators, AEDs and AutoPulse product.

Sales to the North American pre-hospital market increased approximately $23.5 million, or 36%, compared to the same period in fiscal 2006. The North American pre-hospital market includes the results of ZOLL Lifecor, which were not included in the prior year’s first six month sales. In addition, the increase resulted from increased unit sales of our AEDs and professional defibrillators and increased volume of data management product sales.

International sales increased by approximately $11.8 million, or 28%, in comparison to the prior-year nine-month period. This increase was driven by increased sales volume of professional defibrillators including the M Series®, E Series® and the first shipments of the new R Series. The volume of AED and AutoPulse sales also contributed to the increase. Sales by our international subsidiaries, excluding approximately $2.4 million of foreign exchange gains, increased approximately $6.0 million and were particularly strong in the UK. Sales to our international distributors increased approximately $3.4 million, predominantly in China, Japan, Russia and Europe.

Total sales of the AutoPulse product to all our markets were $9.7 million, in comparison to $6.6 million for the same nine-month period in the prior year. We believe we are seeing increased market acceptance of the AutoPulse as customers continue to assess the results of various clinical trials and develop experience with the product.

Gross Margins

Gross margin for the nine months ended July 1, 2007 increased slightly from 56.0% to 56.3% compared to the same period a year ago. Typical of fluctuations in our gross margin from period to period, the slight increase is a result of product and geographical mix. Each of the factors affecting the fluctuation in gross margin represents one and a half percentage points or less on our overall gross margin.

Costs and Expenses

Operating expenses for the nine months ended July 1, 2007 and July 2, 2006 were as follows:

(000’s omitted)	July 1, 2007	% of Sales	July 2, 2006	% of Sales	Change %
Selling and marketing	$66,252	32%	$58,374	33%	14%
General and administrative	19,374	9%	16,252	9%	19%
Research and development	20,484	10%	16,795	10%	22%

Total expenses	$106,110	51%	$91,421	52%	16%

As a percentage of sales, selling and marketing expenses for the nine months ended July 1, 2007 decreased approximately 1% compared to the nine months ended July 2, 2006. Selling and marketing expenses increased approximately $7.9 million for the nine months ended July 1, 2007 compared to the nine months ended July 2, 2006. The increased dollar spending reflected higher personnel-related expenses for the sales force and related sales organization, including commission and salaries and fringe benefits. This increase includes the impact of hiring additional sales people. In addition, the increase reflected the inclusion of ZOLL Lifecor expenses, following the April 2006 acquisition of Lifecor, as these expenses were not included in the prior year’s first six months expenses. To a lesser extent, the increase also reflected the impact of exchange rates on the expenditures of our foreign subsidiaries.

As a percentage of sales, general and administrative expenses for the nine months ended July 1, 2007 were flat compared to the nine months ended July 2, 2006. General and administrative expenses increased approximately $3.1 million for the nine months ended July 1, 2007 compared to the nine months ended July 2, 2006. The increased dollar spending reflected the inclusion of ZOLL Lifecor expenses, following the April 2006 acquisition of Lifecor, as these expenses were not included in the prior year’s first six months expenses. In addition, there were higher personnel-related costs, including stock-based compensation expense and 401K match.

As a percentage of sales, research and development expenses for the nine months ended July 1, 2007 were flat compared to the nine months ended July 2, 2006. Research and development expenses increased approximately $3.7 million for the nine months ended July 1, 2007 compared to the nine months ended July 2, 2006. This increase in the dollar spending is due to increased personnel-related costs, increased spending related to clinical matters, including clinical trials related to the AutoPulse, and the inclusion of ZOLL Lifecor expenses, following the April 2006 acquisition of Lifecor, as these expenses were not included in the prior year’s first six month expenses.

Income Taxes

Our effective tax rate for the nine months ended July 1, 2007, was a tax provision of 34% as compared to 35% for the same period in fiscal 2006. The difference in the effective tax rate is related to the availability of a discrete $176,000 U.S. research and development tax credit, which was enacted during the quarter ended December 31, 2006, along with the impact of relatively stable permanent tax benefits having a lower percentage rate impact as taxable income rises.

Liquidity and Capital Resources

Our overall financial condition remains strong. Our cash, cash equivalents and marketable securities at July 1, 2007 totaled $62.9 million, compared with $63.4 million at October 1, 2006. We continue to have no long-term debt.

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

As previously discussed, with the recent suspension of U.S. shipments from the Medtronic Physio-Control unit, we anticipate using cash to build inventory levels to ensure capacity is not an issue as we pursue additional customers. We also may assist customers who transition to our products with various financing arrangements. We expect funding for these initiatives to build over the course of the suspension.

Sources and Uses of Cash

To assist with the discussion, the following table presents the abbreviated cash flows for the nine months ended July 1, 2007 and July 2, 2006:

(000’s omitted)	Nine months ended July 1, 2007	Nine months ended July 2, 2006
Net income	$9,837	$5,744
Changes not affecting cash	11,129	9,099
Changes in current assets and liabilities	(20,110)	8,590

Cash provided by operating activities	856	23,433
Cash used for investing activities	(22,027)	(21,093)

(000’s omitted)	Nine months ended July 1, 2007	Nine months ended July 2, 2006
Cash provided by financing activities	18,026	263
Effect of foreign exchange rates on cash	903	320

Net change in cash and cash equivalents	(2,242)	2,923
Cash and cash equivalents—beginning of period	42,831	36,270

Cash and cash equivalents—end of period	$40,589	$39,193

Operating Activities

The $22.6 million decrease in cash provided by operating activities to $856,000 for the nine-month period ended July 1, 2007 from $23.4 million for the nine-month period ended July 2, 2006 was primarily attributable to increased inventory purchases and increased accounts receivable. The $18.8 million increase in inventory includes the impact of building inventory to support higher levels of business, including new product offerings, such as the new R Series, additional order activity related to the current shutdown of our largest competitor, and evaluation units. Primarily revenue growth in fiscal 2007 has led to the $6.3 million increase in accounts receivables. This decrease in cash provided by operating activities is also due to a $3.1 million increase in cash used for payments of accounts payable and accrued expenses.

Investing Activities

Cash used in investing activities during the nine-month period ended July 1, 2007 increased approximately $1.0 million as compared to the cash used in investing activities during the nine-month period ended July 2, 2006. During the nine months ended July 1, 2007, additions of property and equipment increased $1.7 million, additions of other assets increased approximately $700,000, and payments of contingent consideration on prior period acquisitions increased approximately $400,000, as compared to the previous year period. These increases in cash used for investing activities was offset in part by a $1.8 million decrease in net purchases of marketable securities for the nine-month period ended July, 2007, as compared to the nine-month period ended July 2, 2006.

Financing Activities

Cash provided by financing activities during the nine-month period ended July 1, 2007 increased by approximately $17.8 million from the previous year period. The change reflects a substantially higher number of stock options exercised during the current nine-month period (options for 952,910 shares in the current period compared to options for 29,164 shares in the previous year period), at a higher weighted-average exercise price per share ($14.73 in the current period compared to $9.04 in the previous year period).

Investments

As of July 1, 2007, we had investments in privately held technology companies with a carrying value of $1.3 million. We have performed a review of these investments and determined the carrying value of these investments approximates their fair value.

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

On May 22, 2007, we acquired from BIO-key International, Inc. its fire records management software business and its related assets for approximately $7.0 million in cash. Under terms of the acquisition, no additional consideration will be paid. See Note 8 for further discussion of the acquisition.

Debt Instruments and Related Covenants

We maintain a working capital line of credit with a commercial bank. Under this working capital line, we may borrow on a demand basis. Currently, we may borrow up to $12.0 million at an interest rate equal to the bank’s base rate. No borrowings were outstanding on this line during the quarter ended July 1, 2007. There are no covenants related to this line of credit.

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

	Payments Due by Period
(000’s omitted)	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Contractual Obligations
Non-Cancelable Operating Lease Obligations	$8,119	$2,051	$4,319	$1,716	$33
Purchase Obligations	854	854	—	—	—

Total Contractual Obligations	$8,973	$2,905	$4,319	$1,716	$33

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

Hedging Activities

We use forward contracts to reduce our exposure to foreign currency risks due to fluctuations in exchange rates underlying the value of intercompany accounts receivable denominated in foreign currencies. We had one forward exchange contract outstanding serving to mitigate foreign currency risk of our Euro intercompany receivables in the notional amount of approximately 5 million Euros at July 1, 2007. The contract serves as a hedge of a substantial portion of our Euro-denominated intercompany balances. The fair value of the foreign currency derivative contract outstanding at July 1, 2007 was approximately $6.8 million, resulting in an unrealized loss of $75,000.

No gains or losses from foreign currency forward contracts were realized during the quarter ended July 1, 2007, compared to net realized losses of $105,000, which were included in the consolidated income statement within “investment and other income” for the prior year’s quarter.

Legal and Regulatory Affairs

As previously reported, in the lawsuit against the Company’s wholly owned subsidiary, ZOLL Data Systems, Inc. (“ZDS”) captioned Adept Computer Solutions, Inc. v. ZOLL Data Systems et al, pending in the U.S. District Court for the District of Colorado, the plaintiff is seeking damages for breach of contract, copyright infringement, trademark infringement, and violations of the Digital Millennium Copyright Act (“DMCA”). These claims arise out of the incorporation of the plaintiff’s mapping software product into a ZDS product sold to ZDS customers. Following an unsuccessful mediation attempt and discovery, the parties each moved for partial summary judgment as to portions of the case. The presiding judge denied both parties’ motions in May 2007, and has now scheduled the case for trial in December 2007. ZDS is defending itself vigorously in this litigation. Although ZDS made unauthorized copies of plaintiff’s software program based on the expectation that it would reach an agreement with plaintiff on an appropriate royalty and other licensing terms, the Company believes that any liability ZDS may have to the plaintiff will not have a material adverse impact on the Company’s financial condition, results of operations, or cash flow. However, the litigation process is inherently uncertain, and the Company can make no assurances as to the ultimate outcome of this matter.

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

Our sales to customers often include a cardiac resuscitation device, disposable electrodes and other accessories. For the majority of our shipments, all deliverables are shipped together. In cases where some elements of a multiple element arrangement are not delivered as of a reporting date, we defer the fair value of the undelivered elements and only recognize the revenue related to the delivered elements in accordance with Emerging Issues Task Force (“EITF”) 00-21 “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”). Revenues are recorded net of estimated returns. Some sales to customers of our cardiac resuscitation devices may include some data collection software. The cardiac resuscitation device and software product can operate independently of each other and one does not affect the functionality of the other. In cases where both elements are included in a customer’s order but only one has been delivered by the reporting date, we defer the fair value of the undelivered element and recognize the revenue related to the delivered item in accordance with EITF 03-05, “Applicability of AICPA Statement of Position 97-2, Software Revenue Recognition to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software” and EITF 00-21.

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

Under a separate contract awarded under the U.S. military’s Patient Movement Initiative (“PMI”) Program, we shipped defibrillators to the U.S. military in 2003. The U.S. military has been a long-time customer of ours, but the PMI Program represented a large, discrete purchase of many additional units. In 2004, we shipped additional defibrillators under the PMI Program and completed performance under this contract.

For information concerning the accounting treatment of Trade-In Allowances, see the next section “Allowance for Doubtful Accounts / Sales Returns and Allowances/Trade-In Allowances”.

For those markets for which we sell separately priced extended warranties, revenue is deferred and recognized over the applicable warranty period, based upon the fair value of the contract.

Allowance for Doubtful Account/ Sales Returns and Allowances / Trade-In Allowances

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

As of July 1, 2007, our accounts receivable balance of $76.7 million is reported net of allowances of $9.1 million. We believe our reported allowances at July 1, 2007 are adequate. If the financial conditions of our customers were to deteriorate, however, resulting in their inability to make payments, we might need to record additional allowances, resulting in additional expenses being recorded for the period in which such determination was made.

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

Warranty Reserves

Our products are sold with warranty provisions that require us to remedy deficiencies in quality or performance over a specified period of time, usually one year for pre-hospital and international customers and five years for hospital customers. Revenue is deferred for pre-hospital customers who receive warranties beyond one year. Such revenue is then recognized over the period of extended warranty. We provide for the estimated cost of product warranties at the time product is shipped and revenue is recognized. The costs that we estimate include material, labor, and shipping. While we engage in product quality programs and processes, our warranty obligation is affected by product failure rates, material usage and service delivery costs incurred in correcting a product failure. We believe that our recorded liability of $3.6 million at July 1, 2007 is adequate to cover future costs for the servicing of our products sold through that date and under warranty. If actual product failure rates, material usage or service delivery costs differ from our estimates, revisions to the estimated warranty liability would be required.

Inventory

We value our inventories at the lower of cost or market. Cost is determined by the first-in, first-out (“FIFO”) method, including material, labor and factory overhead.

Inventory on hand may exceed future demand either because the product is outdated, obsolete, or because the amount on hand is in excess of future needs. We provide for the total value of inventories that we determine to be obsolete based on criteria such as customer demand and changing technologies. We estimate excess inventory amounts by reviewing quantities on hand and comparing those quantities to sales forecasts for the next 12 months, identifying historical service usage trends, and matching that usage with the installed base quantities to estimate future needs. At July 1, 2007, our inventory was recorded at net realizable value requiring adjustments of $6.9 million, or 11.9% of our $58.1 million gross inventories.

Goodwill

At July 1, 2007 we had approximately $30 million in goodwill, primarily resulting from our acquisitions of Revivant (approximately $20 million), the assets of Infusion Dynamics (approximately $4 million) and Bio-key International, Inc.’s fire records management software business (approximately $6 million). In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, we test our goodwill for impairment at least annually by comparing the fair value of our reporting units to the carrying value of those reporting units. Fair value is determined based on an estimate of the discounted future cash flows expected from the reporting units. The determination of fair value requires significant judgment on the part of management about future revenues, expenses and other assumptions that contribute to the net cash flows of the reporting units. Additionally, we periodically review our goodwill for impairment whenever events or changes in circumstances indicate that impairment may have occurred.

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

Stock-based Compensation

We adopted the provisions of SFAS No. 123R, “Share Based Payment” (“SFAS 123R”), beginning October 3, 2005, using the modified prospective transition method. SFAS 123R requires us to measure the cost of employee services in exchange for an award of equity instruments based on the grant-date fair value of the award and to recognize cost over the requisite service period. Under the modified prospective transition method, financial statements for periods prior to the date of adoption are not adjusted for the change in accounting. However, compensation expense is recognized for (a) all share-based payments granted after the effective date under SFAS 123R, and (b) all awards granted under SFAS 123 to employees prior to the effective date that remain unvested on the effective date. We recognize compensation expense on fixed awards with pro rata vesting on a straight-line basis over the vesting period.

Prior to October 3, 2005, we used the intrinsic value method to account for stock-based employee compensation under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and, therefore, we did not recognize compensation expense in association with options granted at or above the market price of our common stock at the date of grant.

Refer to Note 4 to the consolidated financial statements for further discussion and analysis of the impact of adoption in our income statement.

Risk Factors

The following Risk Factors contain no material changes from the Risk Factors contained in our Annual Report on Form 10-K for the fiscal year ended October 1, 2006 and filed on December 15, 2006, and are repeated for the reader’s convenience.

If We Fail to Compete Successfully in the Future against Existing or Potential Competitors, Our Operating Results May Be Adversely Affected.

Our principal global competitors with respect to our entire cardiac resuscitation equipment product line are Physio-Control, Inc. (“Physio-Control”) and Royal Philips Electronics (“Philips”). Physio-Control is a subsidiary of Medtronic, Inc., a leading medical technology company and has been the market leader in the defibrillator industry for over 20 years. As a result of Physio-Control’s dominant position in this industry, many potential customers have relationships with Physio-Control that could make it difficult for us to continue to penetrate the markets for our products. In addition, Physio-Control and Philips and other competitors each have significantly greater resources than we do. Accordingly, Physio-Control, Philips and other competitors could substantially increase the resources they devote to the development and marketing of products that are competitive with ours. These and other competitors may develop and successfully commercialize medical devices that directly or indirectly accomplish what our products are designed to accomplish in a superior and/or less expensive manner. In addition, although our biphasic waveform technology is unique, our competitors have devised alternative biphasic waveform technology. Medtronic recently announced its intention to spin off its external defibrillator business into a separate publicly-traded company, and more recently announced a suspension of U.S. shipments of its external defibrillators because of system quality issues. How these developments will affect the competitive landscape is unclear, but the Company has taken steps to pursue additional customers.

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

There is significant competition in the business of developing and marketing software for data collection, billing, scheduling, dispatching and management in the emergency medical system market. Our principal competitors in this business include Medusa Medical Technologies, Inc., Healthware Technologies, Inc., Safety Pad Software, ImageTrend, Inc., eCore Software Solutions, Inc., PDSI Software, Inc., EnRoute Emergency Systems (formerly Geac Computer Corporation, Ltd.), DocuMed, Inc., Tritech Software Systems, Inc., Ortivus AB, RAM Software Systems, Inc., Intergraph Corporation, AmbPac, Inc., Roam-IT, ESO Solutions, Golden Hour and Innovative Engineering, some of which have greater financial, technical, research and development and marketing resources than we do. Because the barriers to entry in this business are relatively low, additional competitors may easily enter this market in the future. It is possible that systems developed by competitors could be superior to our data management system. Consequently, our ability to sell our data management systems could be materially affected and our financial results could be materially and adversely affected.

The Impact on the Company of the Suspension of Shipments by Physio-Control, a Division of Medtronic, May Be Difficult to Predict.

Physio-Control, a division of Medtronic, announced the suspension of U.S. product shipments in January 2007 due to internal quality control issues. We believe our order flow may benefit from this suspension into 2008 and 2009. Any benefit from increased orders received through the third quarter of 2007 did not have a material impact on the Company, as we also increased spending on marketing programs and our selling organization. We cannot be assured that such increased spending initiatives will be effective. If our expectations of future benefits do not materialize, our stock price could fluctuate.

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

Our quarterly and annual operating results have fluctuated and may continue to fluctuate. Various factors have and may continue to affect our operating results, including:

•	high demand for our products, which could disrupt our normal factory utilization and cause shipments to occur in uneven patterns;

•	variations in product orders;

•	timing of new product introductions;

•	temporary disruptions of buying behavior due to changes in technology (e.g., shift to biphasic technology);

•	changes in distribution channels;

•	actions taken by our competitors such as the introduction of new products or the offering of sales incentives;

•	the ability of our sales forces to effectively market our products;

•	supply interruptions from our single-source vendors;

•	temporary manufacturing disruptions;

•	regulatory actions, including actions taken by the Food and Drug Administration (“FDA”) or similar agencies; and

•	delays in obtaining domestic or foreign regulatory approvals.

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

Our Dependence on Sole and Single Source Suppliers Exposes Us to Supply Interruptions and Manufacturing Delays Caused by Faulty Components, Which Could Result in Product Delivery Delays and Substantial Costs to Redesign Our Products.

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

We may continue our use of forward contracts and other instruments in the future to reduce our exposure to exchange rate fluctuations from intercompany accounts receivable and forecasted intercompany sales to our subsidiaries denominated in foreign currencies, and we may not be able to do this successfully. Accordingly, we may experience economic loss and a negative impact on our results of operations and equity as a result of foreign currency exchange rate fluctuations.

Our Current and Future Investments May Lose Value in the Future.

We hold investments in two private companies and may in the future invest in the securities of other companies and participate in joint venture agreements. These investments and future investments are subject to the risks that the entities in which we invest will become bankrupt or lose money.

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

The provisions of Section 404 of the Sarbanes-Oxley Act of 2002 first applied to us for the fiscal year 2005. Accordingly, we completed a project to document, review, test, evaluate and conclude on our systems of internal controls. We have also completed our testing of our internal control systems and we did not identify any material weaknesses in our system of internal controls in either fiscal 2005 or fiscal 2006. As we move through fiscal 2007, we continue to monitor our internal control environment and perform testing as required by Section 404 rules. There can be no guarantee that, in the future, we will not detect the existence of a material control weakness. Disclosure of a material weakness in our system of internal control may cause our stock price to fluctuate significantly.

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

Our International Sales Expose Our Business to a Variety of Risks That Could Result in Significant Fluctuations in Our Results of Operations.

Approximately 31% of our sales for the nine months ended July 1, 2007 were made to foreign purchasers and we plan to increase the sale of our products to foreign purchasers in the future. As a result, a significant portion of our sales is and will continue to be subject to the risks of international business, including:

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

We May Acquire Other Businesses, and We May Have Difficulty Integrating These Businesses or Generating an Acceptable Return from Acquisitions.

We acquired Revivant (now ZOLL Circulation, Inc.) and the assets of Infusion Dynamics, Lifecor (now ZOLL Lifecor Corporation) and BIO-key International, Inc.’s fire records management software business (now a part of ZOLL Data Systems), and we may acquire other companies or make strategic purchases of interests in other companies related to our business in order to grow, add product lines, acquire customers or otherwise attempt to gain a competitive advantage in new or existing markets. Such acquisitions and investments may involve the following risks:

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

Intangibles and Goodwill We Currently Carry on Our Balance Sheet May Become Impaired.

At July 1, 2007, we had approximately $60 million of goodwill and intangible assets on our balance sheet. These assets are subject to impairment if the cash flow that we generate from these assets specifically, or our business more broadly, are insufficient to justify the carrying value of the assets. Factors affecting our ability to generate cash flow from these assets include, but are not limited to, general market conditions, product acceptance, pricing and competition, distribution, costs of production and operations.

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

We had one forward exchange contract outstanding serving as a hedge of our Euro intercompany receivables in the notional amount of approximately 5 million Euros at July 1, 2007. The contract serves as a hedge of a substantial portion of our Euro-denominated intercompany balances. The fair value of the foreign currency derivative contract outstanding at July 1, 2007 was approximately $6.8 million, resulting in an unrealized loss of $75,000. A sensitivity analysis of a change in the fair value of the Euro derivative foreign exchange contract outstanding at July 1, 2007 indicates that, if the U.S. dollar weakened by 10% against the Euro, the fair value of this contract would decrease by $677,000 resulting in a total loss on the contract of $751,000. Conversely, if the U.S. dollar strengthened by 10% against the Euro, the fair value of this contract would increase by $615,000 resulting in a total gain on the contract of $541,000. Any gains and losses on the fair value of the derivative contract would be largely offset by losses and gains on the underlying transaction. These offsetting gains and losses are not reflected in the analysis above.

Intercompany Receivable Hedge

Exchange Rate Sensitivity: July 1, 2007

(Amounts in $)

	Expected Maturity Dates
	2007	2008	2009	2010	2011	Thereafter	Total	Unrealized loss
Forward Exchange Agreements (Receive $/Pay Euro) Contract Amount	$6,693,000						$6,693,000	$75,000
Average Contract Exchange Rate	1.3386	—	—	—	—	—	1.3386

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of July 1, 2007, the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures are effective.

Changes in Internal Controls Over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended July 1, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item I.	Legal Proceedings

As previously reported, in the lawsuit against the Company’s wholly owned subsidiary, ZOLL Data Systems, Inc. (“ZDS”) captioned Adept Computer Solutions, Inc. v. ZOLL Data Systems et al, pending in the U.S. District Court for the District of Colorado, the plaintiff is seeking damages for breach of contract, copyright infringement, trademark infringement, and violations of the Digital Millennium Copyright Act (“DMCA”). These claims arise out of the incorporation of the plaintiff’s mapping software product into a ZDS product sold to ZDS customers. Following an unsuccessful mediation attempt and discovery, the parties each moved for partial summary judgment as to portions of the case. The presiding judge denied both parties’ motions in May 2007, and has now scheduled the case for trial in December 2007. ZDS is defending itself vigorously in this litigation. Although ZDS made unauthorized copies of plaintiff’s software program based on the expectation that it would reach an agreement with plaintiff on an appropriate royalty and other licensing terms, the Company believes that any liability ZDS may have to the plaintiff will not have a material adverse impact on the Company’s financial condition, results of operations, or cash flow. However, the litigation process is inherently uncertain, and the Company can make no assurances as to the ultimate outcome of this matter.

Item 1A.	Risk Factors

There have been no material changes from the Risk Factors previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended October 1, 2006, filed with the SEC on December 15, 2006, which are repeated for the reader’s convenience in Part I, “Management’s Discussion and Analyses of Financial Condition and Results of Operations – Risk Factors.”

Item 5.	Other Information

(a)	Not applicable.

(b)	During the period covered by this report, there were no changes to the procedures by which security holders may recommend nominees to the Board of Directors.

Item 6.	Exhibits

1. Exhibit 31.1	—	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)

2. Exhibit 31.2	—	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)

3. Exhibit 32.1*	—	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

4. Exhibit 32.2*	—	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

(1)	Filed herewith
*	This certification shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, nor shall it be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 10, 2007.

ZOLL MEDICAL CORPORATION

Date: August 10, 2007	By:	/S/ RICHARD A. PACKER
Richard A. Packer,
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: August 10, 2007	By:	/S/ A. ERNEST WHITON
A. Ernest Whiton,
Vice President of Administration and Chief Financial Officer (Principal Financial and Accounting Officer)