Form 10-K
period 2007-09-30
ZOLL MEDICAL CORP
filed 2007-12-13
CIK 887568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR	THE TRANSITION PERIOD FROM TO .

COMMISSION FILE NUMBER 0-20225

ZOLL MEDICAL CORPORATION

(Exact name of registrant as specified in its charter)

MASSACHUSETTS	04-2711626
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
269 MILL ROAD, CHELMSFORD, MASSACHUSETTS	01824
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (978) 421-9655

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.01 Par Value Stock Purchase Rights	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:

None

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

The aggregate market value of the voting stock held by non-affiliates of the registrant as of April 1, 2007 was $472,891,804 based on a closing sales price of $26.65 (the closing price on March 30, 2007) per share as reported for the NASDAQ-composite transactions.

The number of shares of the registrant’s single class of common stock outstanding, as of November 28, 2007 was 20,487,469.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement dated on or about December 21, 2007 to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be on held January 23, 2008 are incorporated by reference into Part III.

ZOLL MEDICAL CORPORATION

Annual Report on Form 10-K

For the Year Ended September 30, 2007

PART I

Except for historical information, the matters discussed in this Annual Report on Form 10-K are forward-looking statements that involve risks and uncertainties. The Company makes such forward-looking statements under the provision of the “Safe Harbor” section of the Private Securities Litigation Reform Act of 1995. Actual future results may vary materially from those projected, anticipated, or indicated in any forward-looking statements as a result of certain risk factors. Readers should pay particular attention to the considerations described in Part I, Item 1A. of this report entitled “Risk Factors.” Readers should also carefully review the risk factors described in the other documents that the Company files from time to time with the Securities and Exchange Commission. In this Annual Report on Form 10-K, the words “anticipates,” “believes,” “expects,” “intends,” “future,” “could,” and similar words or expressions (as well as other words or expressions referencing future events, conditions or circumstances) identify forward-looking statements. The Company assumes no obligation to update forward-looking statements or update the reasons actual results, performance or achievements could differ materially from those provided in the forward-looking statements, except as required by law.

Explanatory Note: The share and per-share data presented in this Annual Report on Form 10-K gives effect to the 2-for-1 stock split effected by Articles of Amendment to the Company’s Restated Articles of Organization filed on February 12, 2007, with a record date of February 20, 2007. As a result of the stock split, the par value of the Company’s Common Stock changed from $0.02 per share to $0.01 per share (the “Common Stock”), and the Company’s authorized Common Stock increased from 19,000,000 shares to 38,000,000 shares.

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

Traumatic Injury and its Effects

Trauma is widely recognized as a major health problem and the third leading cause of death in the U.S. In 2003, there were over 164,000 fatal injuries in the United States. Severe injury is the number one killer of both children and young adults up to age 44. As a disease of young people, it is also the leading cause of life years lost. The leading causes of death following traumatic injury are brain injury, blood loss, and organ failure from excessive inflammation. SCA can also occur in trauma patients.

In 2000, a workshop, known as the Post-Resuscitative and Initial Utility in Life-Saving Efforts (PULSE), convened to address resuscitation research in the areas of SCA and injury from trauma. The PULSE report, published in Circulation, noted that earlier and better CPR, rapid defibrillation, and earlier hemorrhage control will lead to improvements in survival. One recommendation made was that “technology-based methodologies for monitoring and performing resuscitation should be improved,” along with the use of “new and novel devices to produce blood flow during cardiac arrest.”

Recent Developments and New Research in the Areas of Emergency Cardiovascular Care and CPR Performance

Officially named the 2005 American Heart Association Guidelines for Cardiopulmonary Resuscitation and Emergency Cardiovascular Care, the 2005 AHA Guidelines provide recommendations about how lay rescuers and healthcare providers should resuscitate victims of cardiovascular emergencies, including SCA, which is fatal within minutes of onset, if not treated with CPR and/or defibrillation. The Guidelines, which began in the early 1990s, are updated every five years to reflect advancements in resuscitation research and the science. The European Resuscitation Council (ERC) and International Liaison Committee on Resuscitation (ILCOR) also release updated Guidelines every five years in conjunction with the AHA.

A major theme in the latest 2005 release is the emphasis on performing effective, high-quality CPR. According to the AHA and the ERC, the new focus resulted from studies that showed that “blood circulation increases with each chest compression in a series and must be built back up after interruptions.” In addition, the authors of the Guidelines noticed a “striking” difference between data showing the critical role of early, high-quality CPR in increasing cardiac arrest survival rates, and data showing that few victims of cardiac arrest receive CPR—with even fewer receiving high-quality CPR.

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

The Resuscitation Technology Market

The Company develops technologies that help clinicians, EMS personnel and lay rescuers advance and improve the practice of resuscitation. In order to advance resuscitation practices, the Company believes it must provide technology that addresses various clinical interventions that are part of resuscitation efforts. These include the following:

•

Pacing, which helps regulate the heartbeat when the heart’s natural native pacemaker is not fast enough, or if blockages in the heart’s electrical system prevent impulses from reaching the ventricles. ZOLL has been a leader in pacing technology since its first commercial product was released in 1984.

•

Defibrillation, which uses an electrical current to stop the chaotic rhythm so the heart can reestablish its normal rhythmic beating. It is used in patients experiencing dangerous arrhythmias or SCA. ZOLL is also a leader in the area of defibrillation, and its products have been deployed and accepted by professional healthcare personnel worldwide.

•

Circulatory support and assistance for manual CPR performance, which involves helping to circulate oxygenated blood throughout a patient’s body when the heart in unable to do so. This is accomplished through manual chest compressions (pushing on the chest) and forcing air into the lungs of a patient via rescue ventilation. ZOLL’s Real CPR Help® technology offers real-time feedback to rescuers so that they can monitor and improve CPR performance. ZOLL was the first manufacturer to offer this feedback mechanism in an automated external defibrillator (AED), which is a portable device that analyzes the heart’s rhythm and, if necessary, allows rescuers to deliver an electric shock to an SCA victim. ZOLL now also offers Real CPR Help technology in most of its professional defibrillators. It is now also a feature of all of its ALS defibrillators.

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

•

Fluid replacement, which provides circulatory support through intravenous fluid administration that is the primary treatment for hypovolemia. Hypovolemia, the decrease in the volume of circulatory blood, is a common condition found in trauma patients and can lead to shock, SCA and/or death. Trauma is widely recognized as a major health problem and is the third leading cause of death in the U.S. ZOLL’s Power Infuser® has been widely accepted by the U.S. military for fluid resuscitation, and the Company believes it will be adopted in the circulation market in the future.

•

Data management, which involves software that automates the documentation and management of both clinical and non-clinical information in pre-hospital and hospital settings. These products can work together in an integrated system so that information can be captured, documented, and managed throughout the care of a patient, from the field to the hospital. ZOLL information management solutions involve: electronic documentation and data gathering (e.g., computer aided dispatch, data from the 911 call, to patient vital signs, to records managements and billing information); aggregation of this type of data; and the ability to review and analyze information for remedial training/continuous quality initiatives (CQI) or other strategic planning efforts; and management of data within the Fire department enterprise to document and improve response.

•

Ventilation, which involves air entering and leaving the lungs, allowing the body to expel carbon dioxide and oxygenate blood that circulates through a patient’s body. While ZOLL does not currently offer a product that specifically address this aspect of resuscitation, the Company regards it as a future growth area.

•

Hypothermia, which involves cooling patients a few degrees after successful resuscitation (i.e., to 91.5°F or 33°C), may play a role in helping resuscitated patients recover. The 2005 AHA/ERC/ILCOR Guidelines suggest that mild hypothermia may be beneficial to neurological outcome without significant risk of complications. ZOLLhas recently acquired proprietary technology in this area.

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

Real CPR Help Technology in its Professional Defibrillators and AEDs. In 2002, with the launch of the AED Plus®, ZOLL introduced technology that allows rescuers to see and hear how well they perform the rate and depth of chest compressions during a cardiac arrest event. Along with the AED Plus, ZOLL has integrated this Real CPR Help technology into the AED Pro®, M Series®, E Series® and R Series™.

ZOLL’s Line of Resuscitation Products

The Company’s resuscitation products fall into the following categories:

•	Professional defibrillators, which include the M Series, E Series, R Series, and the LifeVest® wearable defibrillator, which is prescribed by cardiologists;

•	AEDs that assist with manual CPR efforts, which include the AED Pro and the AED Plus;

•	Disposable electrodes used with ZOLL’s line of defibrillators;

•	The AutoPulse Automated Chest Compression System, used to automate the process of delivering chest compressions;

•	Documentation and information management, which include RescueNet® for EMS and fire personnel and CodeNet® for hospitals;

•	Device and technology designed for endovascular hypothermia; and

•	Fluid replacement utilizing the ZOLL Infuser, also known as the Power Infuser®, in trauma.

Professional Defibrillators

A professional defibrillator is used by trained healthcare professionals to defibrillate a person in SCA. Healthcare professionals can review a patient’s heart rhythm, and manually determine and set the level of energy (known as Joules) used to defibrillate. ZOLL’s professional defibrillators also include monitoring parameters (e.g., oxygen saturation levels and blood pressure, among others) to help assess a patient’s condition.

M Series Defibrillators. The M Series family of products was designed for both the hospital and pre-hospital markets. ZOLL currently sells 11 models of this device, including a model designed for critical care transport and a model tested and certified for use on military aircraft.

The large number of models reflects user selection and need for various features and options such as shock advisory capability, 12-lead ECG, diagnostic operation, and data transmission features. The M Series defibrillator is the Company’s best-selling product to date. It has been selected as the standard device by institutions such as Brigham and Women’s Hospital, The Mayo Clinic, Scripps Health System, The Johns Hopkins Hospitals, the U.S. Armed Forces, and the German Army. ZOLL believes that the M Series’ clinical superiority and range of features have helped maximize customer retention by reducing the need for operator retraining and enhancing operator confidence.

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

•

Interface to GEMS MUSE Cardiology Information System. The M Series, as well as the later E Series and R Series models, communicate directly with the GEMS Information Technologies MUSE cardiology information system. This MUSE interface provides direct communication of pre-hospital 12-lead ECG data into GE’s MUSE information system, eliminating the need for a dedicated receiving station or gateway.

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

•

Non-invasive Blood Pressure Measurement. ZOLL incorporated a non-invasive blood pressure measurement capability, also known as NIBP, and integrated it into the M Series and E Series defibrillators. ZOLL purchases circuit boards, hoses, and cuffs from SunTech Medical to provide this feature.

E Series Defibrillators. The E Series family of products is a line of defibrillators for the pre-hospital environment, which also offers a range of similar monitoring and data features that are also available on the M Series. The E Series was launched in July 2005 and began shipping in September 2005. Designed specifically for the EMS market, the E Series offers several unique features that will allow the Company to expand the EMS portion of the pre-hospital market. The E Series is targeted towards Advanced Life Support providers, and it includes all of the features of the M Series, as described above, including Real CPR Help. ZOLL believes that the E Series is the only rugged, durable defibrillator available today that offers the following:

•

Designed to Meet the Needs of the EMS Environment. A suitcase-style with a protective roll cage allows customers to carry or store the device more easily. It also offers a Rapid Cable Deployment System™ that helps manage all the parameter cables, allowing for faster deployment.

•	TriMode Display™. The E Series allows users to view the screen under virtually any lighting conditions.

•

Improved Event Synchronization. The E Series is equipped with a built-in GPS clock that allows customers to automatically synchronize all dispatch, defibrillator, and intervention call times, improving overall data accuracy.

R Series Defibrillators. Designed for hospitals, the Company believes that the R Series, launched in October 2006 with first commercial shipment in early 2007, sets a new standard for simplicity and operational readiness, which will help improve in-hospital resuscitation efforts. Moreover, the R Series simplifies and speeds deployment of pacing and defibrillation therapy. It also offers tools that can help clinicians improve CPR performance. Finally, the R Series offers automated checks designed to help maximize the readiness of the R Series for clinicians. The R Series offers a range of new features:

•

The OneStep System™. The OneStep System provides a single cable for pacing, monitoring, and defibrillation. It also includes one electrode set through which clinicians can monitor, pace, defibrillate, and get real-time feedback on chest compressions, also known as Real CPR Help.

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

LifeVest Wearable Defibrillator. The LifeVest wearable defibrillator is worn by patients at risk for SCA. The LifeVest monitors the patient’s heart continuously, and if the patient goes into a life-threatening heart rhythm, the device delivers a shock treatment to restore the patient’s heart to a normal rhythm. To date, more than 6,600 patients have worn the LifeVest, resulting in more than 104 life-saving events. In April 2006, ZOLL completed the acquisition of the assets of Lifecor, Inc., and now manufactures and markets this wearable external defibrillator system through its subsidiary, ZOLL Lifecor Corporation.

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

The latest research on AED usage suggests that rescuers will be advised to shock a victim only approximately half of the time an AED is used to treat sudden collapse. If no shock is advised, a rescuer should provide chest compressions and ventilation (CPR) until other rescuers arrive to improve the victim’s chances of survival. For that reason, ZOLL believes that an AED, designed for the infrequent rescuer, needs to provide the best possible support for CPR. CPR is often associated with a return of a “shockable” ventricular rhythm, making defibrillation possible later in the event. Rescuers, therefore, must be capable of both using the AED and providing temporary circulatory support with CPR.

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

The AED Pro offers more sophisticated functionality and durability than typical AEDs for first responders and lay rescuers. By including these features in an AED, ZOLL provides emergency personnel with more advanced treatment tools. This new product allows ZOLL to build further on the success of the AED Plus and the

M Series in the EMS and hospital markets. The AED Pro fits directly between these two products because it is flexible enough to meet requirements in tiered systems that include both BLS- and ALS-trained personnel. The Company believes the AED Pro can be targeted to this market niche, since it supplements a professional user’s need for an advanced defibrillator, with the ease and convenience offered by an AED.

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

At the end of fiscal 2007, there were approximately 940 agencies and hospitals worldwide using the AutoPulse as part of their resuscitation protocols.

Information Management

Resuscitation and Other Information for EMS. The Company’s ZOLL Data Systems subsidiary provides various software products to support an EMS and fire organization’s operation. ZOLL Data Systems develops and markets ZOLL RescueNet, an integrated suite of data management solutions that is designed to maximize specific business processes through the information presented via a common database. RescueNet is a fully integrated data management system that gathers and centralizes information, and links the pre-hospital chain of events into a single EMS system.

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

Fluid Replacement

Power Infuser for Fluid Resuscitation Efforts. ZOLL manufactures and markets the ZOLL Infuser (also known as the Power Infuser in military settings), a small, lightweight, easy-to-use device that provides highly controlled, rapid delivery of intravenous (IV) fluids to trauma victims. Primarily sold to the military, this product has applications in aeromedical transport, EMS, and emergency room settings.

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

The infusion of fluids to treat hypovolemia is typically accomplished using a gravity driven feed, often by elevating a bag on an IV pole. Gravity can be augmented by squeezing the bag manually or with an inflatable pressure infuser. These typical methods are cumbersome to use in many emergency settings, such as the battlefield, and do not provide for the accurate control of the amount of fluid entering the patient. Since both over- and under-infusion can be life threatening, the ZOLL Infuser allows for controlled delivery of fluids, which is critical for survival.

Disposable Electrodes

ZOLL offers a variety of single-patient-use, proprietary disposable electrodes for use with ZOLL’s line of defibrillators and AEDs. Among the Company’s primary competitors, ZOLL is the only company to engineer and manufacture its own electrodes. ZOLL has continually innovated and upgraded its electrode product line, including the pro•padz® Biphasic Multi-function Electrodes specifically designed for use with the ZOLL Rectilinear Biphasic™ waveform for cardioversion of atrial fibrillation. In November 2006, ZOLL introduced the OneStep electrode system and stat-padz® with Real CPR Help in conjunction with the launch of the ZOLL R Series. The OneStep System provides a single cable for pacing, monitoring, and defibrillation. It also includes one electrode set through which clinicians can monitor, pace, defibrillate, and get real-time feedback on chest compressions, also known as Real CPR Help. In fiscal 2002, ZOLL introduced, in conjunction with its AED Plus defibrillator, the unique one-piece CPR-D•padz electrode, which provides feedback on the quality of CPR compressions.

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

ZOLL defibrillators are used extensively in top hospitals included on a recent U.S. News and World Report “Honor Roll” list. To be on the “Honor Roll,” a hospital had to demonstrate breadth of excellence by achieving a high ranking in no fewer than six specialties. More than half of the 18 “Honor Roll” hospitals use ZOLL, and nine of the 18 are completely standardized to ZOLL defibrillators.

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

There is also increasing interest in “time to defibrillation” in the hospital setting where patients who are not monitored or are disconnected from monitors may experience SCA and, consequently, a delay in either response or treatment. Hospitals are increasingly looking for new technologies that can help them protect patients from events such as SCA or allow them to move patients to less acute beds earlier to reduce the cost of their admission.

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

ZOLL currently believes that overall market growth for hospital defibrillator sales remains at approximately 3%, which is fueled by increased capabilities including monitoring parameters, CPR support, ECG filtering and analysis to minimize interruptions in CPR, along with data, communication, and asset management support. ZOLL believes that it has approximately 35% market share of the estimated $240 million North American Hospital market.

ZOLL believes that CPR performance, along with early defibrillation, also is an issue in this market, given that recent research notes that CPR performance in hospitals is less than optimal. One study of in-hospital cardiac arrest, published in The Journal of the American Medical Association, noted that “the quality of multiple parameters of CPR was inconsistent and often did not meet published guideline recommendations, even when performed by well-trained hospital staff. The importance of high-quality CPR suggests the need for rescuer feedback and monitoring of CPR quality during resuscitation efforts.”

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

ZOLL currently believes that overall market growth for EMS defibrillator sales remains at approximately 7%. ZOLL believes that it has approximately 43% market share of the ALS segment of the North American Pre-hospital market and about 20% of the overall EMS market, which is nearly $200 million.

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

ZOLL also developed a series of software products (RescueNet) to address what the Company considers to be a growing need in the EMS market for an integrated data management system. RescueNet provides customers with a single data management system that integrates dispatch, resuscitation information, field data collection, mobile vehicle data communication, billing, resource planning and scheduling, and quality assurance functions. With seamless integration as the advantage, a majority of ZOLL’s EMS and fire customers have purchased more than one of the products from the RescueNet suite, such as the dispatch and billing systems.

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

International Market. The international market includes both hospital and pre-hospital customers outside of North America. Overall, the international market for defibrillators is less developed than the market in the U.S. In some international locations, unlike the North American market, the administration of pacing and defibrillation in hospitals and EMS is generally viewed as a skill reserved for physicians. Few other staff members are trained to administer such treatment, although this is changing. The international market for defibrillators for use outside hospitals varies considerably from country to country, but is generally less developed than the market in North America.

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

The Company believes that it can take advantage of the growth in the international market for defibrillators based on the continued success of the M Series defibrillators, and the growing acceptance of the R Series, E Series, AED Plus and AED Pro defibrillators.

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

Competition

Our principal competitors in the U.S. in the area of defibrillation (in hospital and EMS) are the Physio-Control division of Medtronic Inc. and Royal Philips Electronics. Both Physio-Control and Philips compete across our entire defibrillator product line. ZOLL also competes with Cardiac Science Corporation, Welch Allyn, HeartSine Technologies, and Defibtech in the lower cost AED market. In the international market, ZOLL competes with Physio-Control, Philips, most AED competitors, and several other companies depending upon the country. Physio-Control is generally the market leader in the industry. Medtronic has announced its intention to spin off its external defibrillator business (Physio Control, Inc.) into a separate, publicly-traded company. This has been delayed to complete corrections and address various quality issues being supervised by the FDA.

The business of developing and marketing software for data collection, billing, dispatching, and management in the EMS and fire market is competitive. Competitors in this business include Sansio, ESO Solutions, Golden Hour, Innovative Engineering, Healthware Technologies, Inc., Safety Pad Software, ImageTrend, Inc., eCore Software Solutions, Inc., PDSI Software, Inc., EnRoute Emergency Services (formally known as Geac Computer Corporation, Ltd.), DocuMed, Inc., Tritech Software Systems, Inc., Ortivus AB, RAM Software Systems, Inc., Intergraph Corporation, Affiliated Computer Services, Inc., Emergency Reporting, Inc., Emergency Technologies, Inc. and AmbPac, Inc. None of these competitors currently has a product that provides an integrated solution comparable to the RescueNet products. Medtronic ERS and Medusa Medical Technologies have a marketing arrangement for a field data solution.

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

The Company believes that the AutoPulse currently has no significant competition in the U.S. other than manual CPR; however, Physio-Control has entered into a distribution agreement with Jolife, of Sweden, to market its Lucas CPR® Pump, which is a piston-driven device powered by a continuous source of compressed oxygen or air. The device pushes down on the center of the chest as in manual CPR. Physio-Control has focused most of its efforts with this product in Europe, especially the United Kingdom. With Physio-Control’s recent FDA clearance for this product in the U.S., ZOLL expects Physio-Control to move aggressively into the U.S. market. Another company, Michigan Instruments, markets a product in the U.S. called the Thumper® 1007 that mimics traditional chest compressions by compressing the heart via a mechanized, air-driven piston device.

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

ZOLL believes that principal competitive factors across all areas of its market include:

•	A broad diverse range of resuscitation products that address a range of issues including electrical, circulatory, ventilation, and data management;

•	Superior, proven CPR assistance technology in its line of defibrillators;

•	A 20+year history of clinical excellence;

•	User simplicity, convenience, and ease of use; and

•	An integrated approach involving its line of defibrillators and their ability to share data for training and CQI purposes.

Foreign Operations

ZOLL currently conducts business outside of the United States through subsidiaries in Canada, Germany, Austria, The Netherlands, France, Australia, New Zealand, and the United Kingdom. The Company operates a number of additional international offices and has entered into distributor and sales representative business relationships in the world’s major markets. ZOLL sells its products in more than 140 countries. For additional information concerning foreign operations, see Note N of the Notes to Consolidated Financial Statements.

Research and Development

ZOLL’s research and development strategy is to continually improve and expand its product lines by combining existing proprietary technologies, newly developed proprietary technologies and the technologies of ZOLL’s best-in-class partners into new product offerings that provide additional valued benefits to its customers. ZOLL pursues a multi-disciplinary approach to product design that includes substantial electrical, mechanical, software and biomedical engineering efforts. The Company is currently focusing research and development programs in data management, additional product variants of the R Series and AED Plus product lines, next-generation product platforms, clinical trials, expansion of its long-term technical research efforts, and other initiatives. Research and development expenses for 2007, 2006, and 2005 were approximately $28.7 million, $23.4 million and $22.9 million, respectively.

Manufacturing

ZOLL’s primary manufacturing facilities are located in Chelmsford, Massachusetts; Pawtucket, Rhode Island; Sunnyvale, California; and Pittsburgh, Pennsylvania. In Chelmsford, ZOLL generally assembles its defibrillation devices and the Power Infuser from components produced to its specifications by ZOLL’s suppliers. In Pawtucket, ZOLL manufactures its electrode products. The AutoPulse is manufactured at the facility located in Sunnyvale, California. As of April 2006, as a result of the Company’s acquisition of the assets of Lifecor, Inc., the Company’s ZOLL Lifecor subsidiary has a manufacturing facility located in Pittsburgh, Pennsylvania, where the LifeVest is manufactured.

Patents and Proprietary Information

ZOLL and its subsidiaries currently hold over 120 U.S. and over 70 foreign patents, and numerous pending applications. The Company’s patents and patent applications relate to pacing, defibrillation, CPR, hypothermia and other resuscitation therapies.

Customers

There is no customer whose purchases accounted for 10% or more of the Company’s revenues and whose loss the Company believes would have a material adverse effect on the Company and its subsidiaries taken as a whole. Total sales to various branches of the United States military were approximately $12 million in 2007, $20 million in 2006 and $14 million in 2005. No single customer accounted for more than 10% of the Company’s total net sales or accounts receivable.

Employees

As of September 30, 2007, ZOLL employed approximately 1,290 people on a full-time basis, nearly 1,180 in the United States and the remainder outside the U.S. None of its employees are subject to collective bargaining agreements.

Executive Officers of the Registrant

Name	Age	Position
Richard A. Packer	50	Chairman, Chief Executive Officer and President
A. Ernest Whiton	46	Vice President of Administration and Chief Financial Officer
Ward M. Hamilton	60	Vice President, Marketing
E. Jane Wilson, Ph.D	58	Vice President, Research and Development
Alexander N. Moghadam	43	Vice President, International Operations
Steven K. Flora	56	Vice President, North American Sales
Edward T. Dunn	54	Vice President, Operations
John P. Bergeron	56	Vice President and Corporate Treasurer
Stephen Korn	62	Vice President, General Counsel and Secretary

Mr. Packer joined the Company in 1992 and in November 1999 was appointed Chairman of the Board and Chief Executive Officer. Mr. Packer served as President, Chief Operating Officer and director from 1996 to his appointment as CEO. From 1992 to 1996 he served as Chief Financial Officer and Vice President of Operations of the Company. From 1987 to 1992 Mr. Packer served as Vice President of various functions for Whistler Corporation, a consumer electronics company. Prior to this, Mr. Packer was a manager with the consulting firm of PRTM/KPMG, specializing in operations of high technology companies. Since April 2007, Mr. Packer has also served as a director of Bruker BioSciences Corporation, a bioscientific device company. Mr. Packer received B.S. and M. Eng. degrees from the Rensselaer Polytechnic Institute and a M.B.A. from the Harvard Graduate School of Business Administration.

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

Ms. Wilson joined the Company as Vice President of Research and Development in April 2007. Prior to joining the Company, Ms. Wilson was Vice President of Research and Development of Haemonetics Corp., a developer and manufacturer of blood processing technology from 2005 to 2007. Prior to Haemonetics, Ms. Wilson held executive research and development positions at Baxter Healthcare and Abbott Laboratories. Ms. Wilson received a B.S. in Chemistry from the University of Virginia and an M.S. and Ph.D. in Nuclear Chemistry from Carnegie-Mellon University.

Mr. Moghadam joined the Company as Vice President of International Operations in January 2005. Prior to joining the Company, from 1995 to 2005 Mr. Moghadam held a variety of commercial and operational roles with Thermo Electron Corporation, a scientific instrument and supply company, which included eight years of overseas assignments in Asia (Shanghai, Hong Kong) and France. Mr. Moghadam holds a M.B.A. from DePaul University, a Master of International Management from American Graduate School of International Management (Thunderbird), and a B.S. in biology from Loyola University of Chicago.

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

Mr. Korn joined the Company in 2005, and serves as Vice President, General Counsel, and Secretary. From 1989 to 2005 Mr. Korn was Vice President, General Counsel and Secretary of Ionics, Incorporated, a global separations technology company. Prior to his employment with Ionics, Mr. Korn served as Vice President, General Counsel and Secretary of Symbolics, Inc., a developer of artificial intelligence hardware and software, and was a member of the Boston law firm of Widett, Slater & Goldman, P.C. Mr. Korn holds a J.D. degree from Harvard Law School, an M.A. degree in organic chemistry from Columbia University, and a B.A. degree in chemistry from Brandeis University.

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

Backlog

ZOLL ended fiscal 2007 with a backlog of approximately $24.3 million, which includes approximately $8 million related to our California Homeland Security order. The Company anticipates that all of this backlog will ship during fiscal 2008. In order to facilitate shipments in light of the heavy end-of-quarter orders, ZOLL attempts to maintain a permanent backlog level of orders that will not be shipped at the end of each quarter. ZOLL believes this helps improve efficiency, lower costs and improve profitability. Due to possible changes in delivery schedules, cancellation of orders and delays in shipments, ZOLL’s backlog at any particular date is not necessarily an accurate predictor of revenue for any succeeding period.

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

Item 1A. Risk Factors.

If We Fail to Compete Successfully in the Future against Existing or Potential Competitors, Our Operating Results May Be Adversely Affected.

Our principal global competitors with respect to our entire cardiac resuscitation equipment product line are Physio-Control, Inc. (“Physio-Control”) and Royal Philips Electronics (“Philips”). Physio-Control is a subsidiary of Medtronic, Inc., a leading medical technology company, and has been the market leader in the defibrillator industry for over 20 years. As a result of Physio-Control’s dominant position in this industry, many potential customers have relationships with Physio-Control that could make it difficult for us to continue to penetrate the markets for our products. In addition, Physio-Control and Philips and other competitors each have significantly greater resources than we do. Accordingly, Physio-Control, Philips and other competitors could substantially increase the resources they devote to the development and marketing of products that are competitive with ours. These and other competitors may develop and successfully commercialize medical devices that directly or indirectly accomplish what our products are designed to accomplish in a superior and/or less expensive manner. In addition, although our biphasic waveform technology is unique, our competitors have devised alternative biphasic waveform technology. Medtronic previously announced its intention to spin off its external defibrillator business into a separate publicly-traded company, and announced a suspension of U.S. shipments of its external defibrillators because of system quality issues. How these continuing developments will affect the competitive landscape in the future is unclear, but the Company has taken steps to pursue additional customers.

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

There is significant competition in the business of developing and marketing software for data collection, billing, scheduling, dispatching and management in the emergency medical system market. Our principal competitors in this business include Sansio, Healthware Technologies, Inc., Safety Pad Software, ImageTrend, Inc., eCore Software Solutions, Inc., PDSI Software, Inc., EnRoute Emergency Systems (formerly Geac Computer Corporation, Ltd.), DocuMed, Inc., Tritech Software Systems, Inc., Ortivus AB, RAM Software Systems, Inc., Intergraph Corporation, Affiliated Computer Services, Inc., Emergency Reporting, Inc., AmbPac, Inc., ESO Solutions, Golden Hour and Innovative Engineering, some of which have greater financial, technical, research and development and marketing resources than we do. Because the barriers to entry in this business are relatively low, additional competitors may easily enter this market in the future. It is possible that systems developed by competitors could be superior to our data management system. Consequently, our ability to sell our data management systems could be materially affected and our financial results could be materially and adversely affected.

The Impact on the Company of the Suspension of Shipments by Physio-Control, a Division of Medtronic, May Be Difficult to Predict.

Physio-Control, a division of Medtronic, announced the suspension of U.S. product shipments in January 2007 due to internal quality control issues. We believe our order flow may benefit from this suspension into 2008 and 2009. Any benefit from increased orders received through 2007 did not have a material impact on the Company, as we also increased spending on marketing programs and our selling organization. We cannot be assured that such increased spending initiatives will be effective. If our expectations of future benefits do not materialize, our stock price could fluctuate.

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

Two of our major competitors participate in the home market. We also sell to the home market and if our plan turns out to be less effective or efficient, we might have difficulty building market share.

We Acquired New Products Such as the AutoPulse, Power Infuser, and LifeVest. If We Are Not Successful in Growing Our Business with These Products, Our Operating Results May Be Affected.

We have acquired the AutoPulse, an automated non-invasive cardiac support pump, the Power Infuser, a device that provides highly controlled, rapid delivery of intraveneous (IV) fluids to trauma victims, the LifeVest, a wearable external defibrillator system, and catheter-based hypothermia technology. As part of the successful development of the market for these products, where applicable, we must:

•	establish new marketing and sales strategies;

•	identify respected health professionals and organizations to champion the products;

•	work with potential customers to develop new sources of unbudgeted funding;

•	conduct successful clinical trials; and

•	achieve early success for the product in the field.

If we are delayed or fail to achieve these market development initiatives, we may encounter difficulties building our customer base for these products. Sub-par results from any of these items, such as inconclusive results from clinical trials, could cause our operating results to be unfavorably affected.

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

The provisions of Section 404 of the Sarbanes-Oxley Act of 2002 first applied to us for the fiscal year 2005. Accordingly, we completed a project to document, review, test, evaluate and conclude on our systems of internal controls. We have also completed our testing of our internal control systems and we did not identify any material weaknesses in our system of internal controls in fiscal 2005, 2006, or 2007. We continue to monitor our internal control environment and perform testing as required by Section 404 rules. There can be no guarantee that, in the future, we will not detect the existence of a material control weakness. Disclosure of a material weakness in our system of internal control may cause our stock price to fluctuate significantly.

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

Our International Sales Expose Our Business to a Variety of Risks That Could Result in Significant Fluctuations in Our Results of Operations.

Approximately 28% of our sales for fiscal 2007 were made to foreign purchasers and we plan to increase the sale of our products to foreign purchasers in the future. As a result, a significant portion of our sales is and will continue to be subject to the risks of international business, including:

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

Our success will depend in part on our ability to obtain and maintain patent protection for our products, methods, processes and other technologies, to preserve our trade secrets and to operate without infringing the proprietary rights of third parties. We hold over 120 U.S. and over 70 foreign patents for our various inventions and technologies. Additional patent applications have been filed with the U.S. Patent and Trademark Office and outside the U.S. and are currently pending. The patents that have been granted to us are for a definitive period of time and will expire. We have filed certain corresponding foreign patent applications and intend to file additional foreign and U.S. patent applications as appropriate. We cannot be assured as to:

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

If There is an Adverse Outcome in the Adept Litigation the Company Could be Required to Pay a Larger Sum of Money Than We Have Accrued, Which Could Have a Material Adverse Effect on Our Financial Condition. Further, Defending Against This Lawsuit May Continue to be Expensive and Could Divert the Attention of Our Management.

In the lawsuit against the Company’s wholly owned subsidiary, ZOLL Data Systems, Inc. (ZDS) captioned Adept Computer Solutions, Inc. v. ZOLL Data Systems et al, pending in the U.S. District Court for the District of Colorado (see Item 3), the plaintiff is seeking damages for breach of contract, copyright infringement, and violations of the Digital Millennium Copyright Act (DMCA). These claims arise out of the incorporation of the plaintiff’s mapping software product into a ZDS product sold to ZDS customers. ZDS is defending itself vigorously in this litigation, which is now in the trial stage. Plaintiff recently made a settlement demand in the amount of $4.3 million, which the Company deems to be unreasonable in light of its assessment of its potential liability in the matter. Although ZDS made unauthorized copies of plaintiff’s software program based on the expectation that it would reach an agreement with plaintiff on an appropriate royalty and other licensing terms, the Company believes that any liability ZDS may have to the plaintiff should be substantially less than the plaintiff’s demand.

However, as with any litigation proceeding, we cannot predict with certainty the eventual outcome of this pending lawsuit. Furthermore, we have to date incurred, and will continue to incur additional significant legal fees in connection with this lawsuit. In the event of an adverse outcome we could be required to pay a larger sum than we have accrued, which could have a material adverse effect on our financial condition.

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

We May Acquire Other Businesses, and We May Have Difficulty Integrating These Businesses or Generating an Acceptable Return from Acquisitions.

We acquired Revivant (now ZOLL Circulation, Inc.) and the assets of each of Infusion Dynamics, Lifecor (now ZOLL Lifecor Corporation), Radiant Corporation (now part of ZOLL Circulation), and BIO-key International, Inc.’s fire records management software business (now a part of ZOLL Data Systems). We may acquire other companies or make strategic purchases of interests in other companies related to our business in order to grow, add product lines, acquire customers or otherwise attempt to gain a competitive advantage in new or existing markets. Such acquisitions and investments may involve the following risks:

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

Intangibles and Goodwill We Currently Carry on Our Balance Sheet May Become Impaired.

At September 30, 2007, we had approximately $74 million of goodwill and intangible assets on our balance sheet. These assets are subject to impairment if the cash flow that we generate from these assets specifically, or our business more broadly, are insufficient to justify the carrying value of the assets. Factors affecting our ability to generate cash flow from these assets include, but are not limited to, general market conditions, product acceptance, pricing and competition, distribution, costs of production and operations.

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

The Company Holds Various Marketable Securities Investments Which Are Subject to Market Risk, Including Volatile Interest Rates, A Volatile Stock Market, Etc.

Management believes it has a conservative investment policy. It calls for investing in high quality investment grade securities with an average duration of 24 months or less. However, with the volatility of interest rates and fluctuations in credit quality of the underlying investments, there can be no assurance that the Company’s investments will not lose value. Management does not believe it has material exposure currently.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our executive headquarters are located in Chelmsford, Massachusetts, along with our research and development and our defibrillator and Power Infuser manufacturing operations. The Chelmsford facility offers approximately 155,000 square feet of leased office, warehouse and assembly space. We own a 33,000 square foot building in Pawtucket, Rhode Island, where we manufacture our electrode products and conduct related research and development. We lease approximately 40,000 square feet in Broomfield, Colorado, where our ZOLL Data Systems data management software business offices are located. We lease an approximate 19,000 square foot manufacturing facility in Sunnyvale, California, where the AutoPulse is manufactured. We lease approximately 18,000 square feet in Pittsburgh, Pennsylvania where our ZOLL Lifecor manufacturing facility is located. We also lease administrative offices in Manchester, England; Dodewaard, the Netherlands; Cologne, Germany; Sydney, Australia; and Mississauga, Ontario, Canada.

Item 3. Legal Proceedings.

As previously reported in earlier filings with the SEC, in the lawsuit against the Company’s wholly owned subsidiary, ZOLL Data Systems, Inc. (“ZDS”) captioned Adept Computer Solutions, Inc. v. ZOLL Data Systems et al, pending in the U.S. District Court for the District of Colorado, the plaintiff is seeking damages for breach of contract, copyright infringement, and violations of the Digital Millennium Copyright Act (“DMCA”). These claims arise out of the incorporation of the plaintiff’s mapping software product into a ZDS product sold to ZDS customers. Following an unsuccessful mediation attempt and discovery, the parties each moved for partial summary judgment as to portions of the case. The presiding judge denied both parties’ motions in May 2007, and the trial of the case is now ongoing. ZDS is defending itself vigorously in this litigation. Plaintiff recently made a settlement demand in the amount of $4.3 million, which the Company deems to be unreasonable in light of its assessment of its potential liability in the matter. Although ZDS made unauthorized copies of plaintiff’s software program based on the expectation that it would reach an agreement with plaintiff on an appropriate royalty and other licensing terms, the Company believes that any liability ZDS may have to the plaintiff should be substantially less than the plaintiff’s demand. However, the litigation process is inherently uncertain, and the Company can make no assurances as to the ultimate outcome of this matter.

The Company is, from time to time, involved in the normal course of its business in various other legal proceedings, including intellectual property, contract, employment and product liability suits. Although the Company is unable to quantify the exact financial impact of any of these matters, it believes that none of these other currently pending matters will have an outcome material to its financial condition or business.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2007.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our Common Stock is traded on the NASDAQ Global Select Market under the symbol “ZOLL.” The following table sets forth the high and low sales prices during the fiscal quarters specified:

	Sales Prices
	2007		2006
	High	Low	High	Low
First Quarter	$29.83	$17.38	$13.70	$11.14
Second Quarter	37.77	25.12	13.75	11.84
Third Quarter	28.83	19.91	16.59	12.88
Fourth Quarter	27.67	21.52	19.85	15.95

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

Dividends

We have never declared or paid cash dividends on our capital stock. We currently intend to retain any current and future earnings to finance the growth and development of our business and, therefore, do not anticipate paying any cash dividends in the foreseeable future.

As of December 5, 2007, there were approximately 126 stockholders of record of our common stock. We believe there are approximately 10,100 beneficial holders of our common stock.

Performance Graph

The graph below compares the cumulative 5-year total return of holders of our Common Stock with the cumulative total returns of the Russell 2000 index and the NASDAQ Medical Equipment index. The graph tracks the performance of a $100 investment in our Common Stock and in each of the indexes (with the reinvestment of all dividends) from 9/30/2002 to 9/30/2007.

	9/02	9/03	9/04	9/05	9/06	9/07
ZOLL Medical Corporation	100.00	105.43	109.84	86.28	118.06	170.53
Russell 2000	100.00	136.50	162.12	191.23	210.20	236.14
NASDAQ Medical Equipment	100.00	139.84	166.68	209.56	214.14	277.81

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) as of end of most recently completed fiscal year
	(a)		(b)	(c)
Equity compensation plans approved by security holders	1,975,562	(1)	$17.06	632,065	(2)
Equity compensation plans not approved by security holders	0		N/A	0
Total	1,975,562	(1)	$17.06	632,065	(2)

(1)	Does not include 42,575 shares of restricted common stock issued under the Amended and Restated 2001 Stock Incentive Plan, since such shares are issued and outstanding.
(2)	Includes 67,900 shares available for issuance as restricted common stock under the Amended and Restated 2001 Stock Incentive Plan.

Item 6. Selected Financial Data.

ZOLL Medical Corporation

Consolidated Five-Year Financial Summary

	FISCAL YEAR
(000’s omitted, except per share data)	2007	2006	2005	2004	2003
Income Statement Data:
Net sales	$309,451	$255,633	$217,742	$219,311	$190,309
Cost of goods sold	140,664	116,399	100,161	100,672	88,275

Gross profit	168,787	139,234	117,581	118,639	102,034

Expenses:
Selling and marketing	91,855	78,366	74,404	74,345	58,369
General and administrative	26,203	22,417	18,667	14,504	12,404
Research and development	28,686	23,394	22,896	18,376	14,115

Total expenses	146,744	124,177	115,967	107,225	84,888

Income from operations	22,043	15,057	1,614	11,414	17,146
Investment and other income	3,591	2,082	572	1,323	2,033

Income before income taxes	25,634	17,139	2,186	12,737	19,179
Provision for income taxes	8,972	5,999	223	3,781	6,329

Net income	$16,662	$11,140	$1,963	$8,956	$12,850

Basic earnings per common share(1)	$0.82	$0.58	$0.10	$0.49	$0.71

Weighted average common shares outstanding	20,208	19,286	19,130	18,381	18,059
Diluted earnings per common and common equivalent share(1)	$0.81	$0.57	$0.10	$0.48	$0.70
Weighted average common and common equivalent shares outstanding	20,678	19,442	19,260	18,608	18,408

Balance Sheet Data:
Working capital	$121,570	$112,746	$107,140	$114,785	$113,505
Total assets	$319,438	$251,486	$219,536	$207,192	$192,096
Stockholders’ equity	$235,786	$195,646	$181,428	$170,946	$155,991

Certain prior period amounts have been reclassified to conform to the current period presentation with no impact on either net income or earnings per share.

(1)	Retroactively restated to reflect the 2-for-1 stock split with a record date of February 20, 2007.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

We intend for this discussion and analysis to provide you with information that will assist you in understanding our consolidated financial statements, the changes in certain key items in those consolidated financial statements from year to year and the primary factors that accounted for those changes. Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. This discussion and analysis should be read in conjunction with our consolidated financial statements as of September 30, 2007 and for the year then ended and the notes accompanying those consolidated financial statements.

On January 24, 2007, the Board of Directors approved a 2-for-1 stock split. The stock split, which was effected by Articles of Amendment to the Company’s Restated Articles of Organization filed on February 12,

2007, with a record date of February 20, 2007, changed each issued share and each authorized and unissued share of Common Stock, par value $0.02 per share, into two shares of Common Stock, par value $0.01 per share. The Company’s stock option plans and restricted stock plan contain antidilution provisions, which require the shares and related exercise price to be adjusted for the impact of the stock split. All share and per share information has been retroactively restated to reflect the 2-for-1 stock split.

Certain amounts in prior year financial statements have been reclassified to conform to current year presentation. In the fourth quarter of fiscal 2007, we changed the presentation of amounts received from the resale of used trade-in equipment and customer charges for technical service to a gross basis as opposed to a net basis. Historically, we had treated the sale of trade-in equipment we accept from customers on the sale of new equipment as the liquidation of a receivable rather than revenue. Similarly, we recorded certain amounts received from service customers as a reimbursement of expenses rather than as revenue. This reclassification is immaterial to all years presented and has no impact on net income or earnings per share. Although these amounts are currently immaterial, it is possible that in the future they could increase as our business grows.

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

We ended fiscal 2007 with $57.4 million of cash, cash equivalents and short-term investments, no long-term debt, and sales backlog of approximately $24.3 million. We completed fiscal 2007 with record revenues of $309.5 million. Our sales growth was strong in each major part of our business, except for sales to the U.S. military (included in North American Hospital revenue.) The growth was primarily a function of the continued success of our professional defibrillator platforms, including the M Series product, E Series and newly launched R Series. Other contributors included increased volume of AEDs, data management products, the LifeVest product (which was included for only a portion of fiscal 2006 and all of fiscal 2007), and AutoPulse products.

Results of Operations

2007 Compared to 2006

Sales

Our net sales increased 21% to $309.5 million in fiscal 2007 compared to $255.6 million in the prior year.

Net sales by customer/product categories were as follows:

(000’s omitted)	2007	2006	% Change
Devices and Accessories to the Hospital Market-North America	$85,275	$78,093	9%
Devices, Accessories, and Data Management Software to the Pre-hospital Market-North America	131,233	101,675	29%
Other Products to North America	20,881	19,336	8%

Subtotal North America	237,389	199,104	19%
All Products to the International Market	72,062	56,529	27%

Total Sales	$309,451	$255,633	21%

Our sales to the North American Hospital market increased $7.2 million, or 9%, in 2007. The increase of sales to the North American Hospital market was primarily due to increased volume of our professional defibrillator products of approximately $11 million, including the M Series and the new R Series product. The volume of AED sales to the North American Hospital market comprised approximately $3 million of the increase, offset by a lower volume of U.S. military sales for 2007 of approximately $8 million as compared to 2006.

Our sales to the North American Pre-hospital market increased $29.6 million, or 29%, in 2007. North American Pre-hospital results also include the results of ZOLL Lifecor (the assets of which were acquired in April 2006) for a full twelve months in fiscal 2007 as opposed to only six months in fiscal 2006. Other factors contributing to the increase include increased volume of AEDs of approximately $8 million and data management software products of approximately $6 million in the Pre-hospital market and, to a lesser extent, increased volume of professional defibrillators and AutoPulse products.

International sales increased by $15.5 million, or 27%, to $72.1 million in 2007 compared to $56.5 million in 2006. The increase in International sales was driven by increased volume of professional defibrillator sales. The growth was primarily a function of the continued success of our M Series product, as our newer platforms are still relatively early in their sales cycles. Other contributors to the increase included increased volume of AutoPulse and AEDs of approximately $2.3 million and $1.5 million, respectively. Geographical areas where sales experienced significant growth included the United Kingdom, approximately $2.1 million; Russia and Germany, approximately $1.5 million each; and Eastern Europe, Middle East, and Netherlands, approximately $1.4 million each.

Total sales of the AutoPulse product to all our markets increased by approximately $4.7 million, or 47%, to $14.7 million, compared to $10.0 million for fiscal 2006. We believe the outlook for the AutoPulse remains strong.

Gross Margins

Cost of sales consists primarily of material, labor, overhead, and freight associated with the manufacturing of our various medical equipment devices, data collection software and disposable electrodes. These products are primarily sold to the Hospital, Pre-hospital, and International markets. We sell data collection software, mainly to the Pre-hospital market. Our consolidated gross margin may fluctuate considerably depending on unit volume levels, mix of product and customer class activity levels, and overall market conditions.

Overall, gross margins for fiscal 2007 remained relatively flat at approximately 54.5% compared to fiscal 2006. Gross margins were favorably affected in fiscal 2007 by the mix of the results of ZOLL Lifecor (which was acquired in April 2006), and an increase in sales of data management software, which carries higher-than-average margins. The favorable impact was offset by increased International sales, which carry lower-than-average margins, and sales of our AutoPulse product, which currently carries a lower-than-average margin due to current low production volumes. Each of the factors describing the fluctuation in gross margin represents less than a percentage point of our overall gross margin.

Backlog

We ended fiscal 2007 with a backlog of approximately $24.3 million, which includes approximately $8 million related to our California Homeland Security order, as we typically build a backlog in the fourth quarter. We anticipate all of this backlog will ship during fiscal 2008. We believe we need to maintain a permanent backlog level of orders that will not be shipped at the end of each quarter. We believe this will help us improve our efficiency, lower our costs and improve our profitability as it will make it less likely that we will be required to incur substantial additional costs at the end of the quarter. Due to possible changes in delivery schedules, cancellation of orders and delays in shipments, our backlog at any particular date is not necessarily an accurate predictor of revenue for any succeeding period.

Costs and Expenses

Operating expenses were as follows:

(000’s omitted)	2007	% of Sales	2006	% of Sales	Change %
Selling and marketing	$91,855	30%	$78,366	31%	17%
General and administrative	26,203	8%	22,417	9%	17%
Research and development	28,686	9%	23,394	9%	23%

Total expenses	$146,744	47%	$124,177	49%	18%

Selling and marketing expenses increased approximately $13.5 million for the year ended September 30, 2007 compared to the previous year. Approximately $6.3 million of the increase related to increased personnel-related costs, including salaries, commissions and stock-based compensation for selling and marketing employees. The inclusion of expenses related to the ZOLL Lifecor business, following the April 2006 asset acquisition, accounted for approximately $4.6 million of this increase as these expenses were included for only six months of the prior year. Selling and marketing expenses decreased as a percentage of revenues as we have been able to achieve greater efficiency with our related sales organization and marketing efforts as our revenue has grown.

General and administrative expenses increased approximately $3.8 million for the year ended September 30, 2007 compared to the previous year. The inclusion of expenses related to the ZOLL Lifecor business, following the April 2006 asset acquisition, accounted for approximately $2.2 million of this increase as these expenses were included for only six months of the prior year. Other contributors included $1.4 million of increased personnel-related costs including salaries and stock-based compensation for general and administrative employees.

Research and development expenses increased approximately $5.3 million for the year ended September 30, 2007 compared to the previous year. Approximately $2.9 million of the increase related to increased clinical trial work as we initiated a new clinical trial related to the AutoPulse. Other contributors included $2.0 million of increased personnel-related costs including salaries and stock-based compensation for research and development employees. The inclusion of expenses related to the business of ZOLL Lifecor also accounted for approximately $700,000 of this increase as these expenses were included for only six months of the prior year. We currently expect to invest research and development funds in the development of our new hypothermia product, which we expect to commercialize subsequent to fiscal 2008. We also expect to start a clinical trial related to the Lifevest. We believe these two additional investments may approximate $3 million in fiscal 2008.

Investment and Other Income

Investment and other income increased to $3.6 million in fiscal 2007, as compared to $2.1 million in the previous year. This increase was due to the increase in interest earned as a result of increased cash balances maintained for a majority of the fiscal year and increased foreign currency exchange gains compared to the prior year.

Income Taxes

Our effective tax rate for fiscal 2007 and 2006 was a provision of 35%. The 2007 rate was negatively affected by the elimination of the deduction for extraterritorial income, which was available only for the first quarter of fiscal 2007. It was positively affected by the retroactive reinstatement of the research and development credit in fiscal 2007 as part of the Tax Relief and Health Care Act of 2006. This Act not only provided us with a full fiscal year benefit of the R&D credit in 2007, it also allowed us to book the tax credits related to R&D expenses incurred in our last three fiscal quarters of 2006.

2006 Compared to 2005

Sales

Our net sales increased 17% to $255.6 million in fiscal 2006 compared to $217.7 million in the prior year.

Net sales by customer/product categories were as follows:

(000’s omitted)	2006	2005	% Change
Devices and Accessories to the Hospital Market-North America	$78,093	$72,608	8%
Devices, Accessories, and Data Management Software to the Pre-hospital Market-North America	101,675	76,891	32%
Other Products to North America	19,336	19,628	(1)%

Subtotal North America	199,104	169,127	18%
All Products to the International Market	56,529	48,615	16%

Total Sales	$255,633	$217,742	17%

The increase of sales to the North American Hospital market was primarily due to increased sales to the U.S. military. U.S. military sales for 2006 and 2005 were approximately $20 million and $17 million, respectively. Excluding the U.S. military sales, North American hospital revenues sales were flat in 2006 compared to 2005.

Our sales to the North American Pre-hospital market increased $24.8 million, or 32%, in 2006 due largely to the strength of our professional defibrillators (revenues for which increased $18.9 million), driven by our new E Series product. North American Pre-hospital results also include the results of ZOLL Lifecor, whose assets were acquired in April 2006. Other factors contributing to the increase include increased volume of data management software revenues and AutoPulse sales, offset by a decrease in volume of AED sales in the Pre-hospital market.

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

Overall, gross margins for fiscal 2006 remained relatively flat at approximately 54.5% compared to fiscal 2005. Gross margins were favorably affected in fiscal 2006 by new product offerings such as the E Series. Gross margins were also positively affected by the inclusion of the results of ZOLL Lifecor (which was acquired in April 2006), which have a higher average gross margin. Other factors that favorably affected gross margin include an increase in sales of data management software, which carries higher-than-average margins. The favorable impact was offset by increased military and International sales, which carry lower-than-average margins, and sales of our new AutoPulse product, which currently carries a lower-than-average margin due to current low production volumes. Each of the factors describing the fluctuation in gross margin represents a percentage point or less on our overall gross margin.

Backlog

We ended fiscal 2006 with a backlog of approximately $13.4 million. This backlog shipped during fiscal 2007. Our backlog at the end of fiscal 2005 was approximately $16 million. Due to possible changes in delivery schedules, cancellation of orders and delays in shipments, our backlog at any particular date is not necessarily an accurate predictor of revenue for any succeeding period.

Costs and Expenses

Operating expenses were as follows:

(000’s omitted)	2006	% of Sales	2005	% of Sales	Change %
Selling and marketing	$78,366	31%	$74,404	34%	5%
General and administrative	22,417	9%	18,667	9%	20%
Research and development	23,394	9%	22,896	11%	2%

Total expenses	$124,177	49%	$115,967	53%	7%

Selling and marketing expenses increased $4.0 million for the year ended October 1, 2006 compared to the previous year. The inclusion of expenses related to the ZOLL Lifecor business, following the April 2006 asset acquisition, accounted for a substantial portion of this increase as these expenses were not included in the prior year. Other contributors included $850,000 of increased personnel-related costs, including salaries, commissions and stock-based compensation for selling and marketing employees. Selling and marketing expenses decreased as a percentage of revenues as we have been able to achieve greater efficiency with our related sales organization and marketing efforts as our revenue has grown.

General and administrative expenses increased $3.8 million for the year ended October 1, 2006 compared to the previous year. The inclusion of expenses related to the ZOLL Lifecor business, following the April 2006 asset acquisition, accounted for the largest portion of this increase as these expenses were not included in the prior year. Other contributors included $1.6 million of increased personnel-related costs including salaries and stock-based compensation for general and administrative employees. In addition, increased legal-related costs accounted for approximately $400,000 of the increase, offset by a reduction in spending related to Sarbanes-Oxley compliance of approximately $1 million.

Research and development expenses increased by $498,000 for the year ended October 1, 2006 compared to the previous year. The inclusion of expenses related to the business of ZOLL Lifecor also accounted for a substantial portion of this increase as these expenses were not included in the prior year. We currently anticipate that our research and development expenses related to clinical trial work may increase during the early part of fiscal 2007 and beyond as we initiate a new clinical trial related to the AutoPulse.

Investment and Other Income

Investment and other income increased to $2.1 million in fiscal 2006, as compared to $600,000 in the previous year. This increase was due to the increase in interest earned as a result of the increase in our cash balances and interest rate increases, and a decrease in foreign currency exchange losses.

Income Taxes

Our effective tax rate for fiscal 2006 was a tax provision of 35% as compared to a tax provision of 10% in fiscal 2005. The 35% rate reflects the phase-out of the extraterritorial income exclusion and delays incurred in extending the research and development credit. The lower 2005 effective tax rate is mainly due to a discrete $130,000 U.S. research and development tax credit, which was enacted during the quarter ended January 2, 2005 as part of the American Jobs Creation Act. This discrete credit, when applied to 2005, a year with minimal taxable income, resulted in a lower effective tax rate.

Financial Condition

Liquidity and Capital Resources

Our overall financial condition continues to remain strong. Our cash, cash equivalents and marketable securities at September 30, 2007 totaled $57.4 million compared with $63.4 million at October 1, 2006. We continue to have no long-term debt.

Cash Requirements

We believe that the combination of existing cash, cash equivalents, and highly liquid marketable securities on hand, along with cash to be generated by future operations and amounts available under our line of credit, will be sufficient to meet our ongoing operating and capital expenditure requirements for the foreseeable future.

Sources and Uses of Cash

To assist with the discussion, the following table presents the abbreviated cash flows for the years ended September 30, 2007, October 1, 2006, and October 2, 2005:

(000’s omitted)	2007	2006	2005
Net cash provided by operating activities	$5,667	$28,467	$7,380
Cash used in investing activities	(31,153)	(23,964)	(12,489)
Cash provided by financing activities	18,948	1,689	614
Effect of foreign exchange rates on cash	1,338	369	80

Net change in cash and cash equivalents	(5,200)	6,561	(4,415)

Cash and cash equivalents—beginning of year	42,831	36,270	40,685

Cash and cash equivalents—end of year	$37,631	$42,831	$36,270

Operating Activities

Cash provided by operating activities decreased $22.8 million in fiscal 2007 to $5.7, million compared to $28.5 million in 2006. This decrease was primarily attributable to increased inventory purchases and increased accounts receivable. The $26.0 million increase in inventory purchases includes the impact of building inventory to support higher levels of business, including approximately $5 million related to our California Homeland Security order, new product offerings, such as the R Series, additional order activity related to the continued suspension of U.S. shipments by our largest competitor, and evaluation units. Revenue growth in fiscal 2007 was the primary factor in the $7.2 million increase in accounts receivables. This decrease was partially offset by the timing of payments of accounts payable and accrued expenses and the increase in net income compared to the prior year.

Investing Activities

Cash used in investing activities increased $7.2 million in fiscal 2007 to $31.2 million as compared to $24.0 million in the prior year. This increasing use of cash was primarily attributable to the acquisitions of assets from BIO-key International and Radiant Corporation and an increase in net purchases of property and equipment during fiscal 2007. This increase in investing activities was partially offset by the decrease in net purchases of marketable securities during the fiscal year.

Financing Activities

Cash provided by financing activities was approximately $18.9 million for fiscal 2007 in comparison to approximately $1.7 million in the previous year. The change reflects a higher number of stock options exercised during 2007 (approximately 989,000 shares in 2007 and 122,000 in 2006) at a higher weighted-average exercise price per share ($14.60 in 2007 and $11.49 in 2006).

Investments

In March 2004, we acquired substantially all the assets of Infusion Dynamics, Inc. (“Infusion Dynamics”). Under the terms of the acquisition, we are obligated to make additional earn-out payments through 2011 (“contingencies”) based on performance of the acquired business. Earn-out payments to Infusion Dynamics were made in the form of cash for fiscal 2005 and 2006 in the approximate amounts of $544,000 and $445,000, respectively. We have accrued, but not yet paid, an earn-out for 2007 of approximately $11,000, which is expected to be paid in cash during the first quarter of fiscal 2008. Because additional consideration is based on the growth of sales, a reasonable estimate of the future payments to be made cannot be determined. When these contingencies are resolved and the consideration is distributable, we will record the fair value of the additional consideration as additional cost of the acquired assets.

We exercised our option to acquire Revivant Corporation, the manufacturer of the AutoPulse, on October 12, 2004. We paid $15 million in the form of cash and shares of our Common Stock as the initial merger consideration. Additional contingent consideration under the merger agreement was dependent upon certain clinical developments (milestone payments) and increases in revenue through fiscal 2007 (earn-out payments). In January 2005, we paid $1 million as a milestone payment, in the form of a cash payment of $500,000 and the issuance of 30,376 shares of Common Stock. In February 2006, we paid approximately $783,000 in cash and issued 47,600 shares of Common Stock in payment of the 2005 earn-out to the former shareholders of Revivant. In January 2007, we paid approximately $1,187,000 in cash and issued 72,128 shares of common stock in payment of the 2006 earn-out to the former shareholders of Revivant. We have accrued, but not yet paid, an earn-out for fiscal 2007 of approximately $9.2 million, of which approximately $3.6 million will be paid in cash and the remainder with the issuance of approximately 221,000 shares of Common Stock.

We exercised our option to acquire the business and assets of Lifecor, Inc. on March 22, 2006, and acquired the business and assets on April 10, 2006. We assumed Lifecor’s outstanding debt (plus an additional $3.0 million owed to us, which was cancelled), and certain stated liabilities as discussed in Note D to the consolidated financial statements. We paid the third-party debt in April 2006. Additional consideration will be in the form of earn-out payments to Lifecor based upon future revenue growth of the acquired business over a five-year period. An earn-out payment to Lifecor was made in the form of cash for fiscal 2006 in the approximate amount of $77,000. We have accrued, but not yet paid, an earn-out for 2007 of approximately $3.3 million, which is expected to be paid in cash during the first quarter of fiscal 2008. Because additional consideration will be based on the growth of sales, a reasonable estimate of the total acquisition cost cannot be determined.

On May 22, 2007, we acquired the fire records management software business and related assets from BIO-key International, Inc. for approximately $7.0 million in cash. Under terms of the acquisition, no additional consideration will be paid. See Note D for further discussion of the acquisition.

On September 18, 2007, we acquired certain assets from Radiant Medical, Inc., a private medical technology company developing endovascular temperature therapy products. Under the terms of the acquisition, no additional consideration will be paid. See Note D for further discussion of the acquisition.

Debt Instruments and Related Covenants

We maintain a working capital line of credit with our bank. Under this working capital line, we may borrow, on a demand basis, up to $12.0 million at an interest rate equal to the bank’s base rate. No borrowings were outstanding on this line during fiscal 2007. There are no covenants related to this line of credit.

Off-Balance Sheet Arrangements

Our only off-balance sheet arrangements consist of non-cancelable operating leases entered into in the ordinary course of business and one minimum purchase commitment contract for a critical raw material component. The table below in the next section titled “Contractual Obligations and Other Commercial Commitments” shows the amounts of our operating lease commitments and purchase commitments payable by year. For liquidity purposes, in general, we choose to lease our facilities instead of purchasing them.

Contractual Obligations and Other Commercial Commitments

The following table sets forth certain information concerning our obligations and commitments to make future payments under contracts, such as debt and lease agreements, and under contingent commitments.

	Payments Due by Period
Contractual Obligations (in $000s)	Total	Less than 1 year	1 – 3 years	4 – 5 years	After 5 years
Non-Cancelable Operating Lease Obligations	$7,385	$2,454	$3,805	$1,126	$—
Purchase Obligations	647	647	—	—	—

Total Contractual Obligations	$8,032	$3,101	$3,805	$1,126	$—

The Company leases certain office and manufacturing space under operating leases. The Company’s office leases are subject to adjustments based on actual floor space occupied. The leases also require payment of real estate taxes and operating costs. In addition to the office leases, the Company leases automobiles for business use by a portion of the sales force.

The Company’s executive headquarters and defibrillator and Power Infuser manufacturing operations are located in Chelmsford, Massachusetts. The Chelmsford facility is covered by an eight year lease, beginning July 1, 2003 and expiring on June 29, 2011. The agreement does not contain a renewal period and provides that the Company pay a pro-rata amount of the landlord’s real estate tax and operating expenses based upon square footage. The lease also provided the Company with an allowance of approximately $3.7 million for any construction costs associated with their relocation efforts to the leased facility. This reimbursement has been recorded as a deferred lease incentive within accrued expenses and other liabilities and is being amortized as a reduction to rent expense over the life of the lease. Any leasehold improvements made as part of the relocation have been capitalized as leasehold improvements within Property and Equipment and are being amortized over the 8 year life of the lease.

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

Contractual obligations that are contingent upon future performance and growth of sales are not included in the table above. These include the additional earn-out payments for the assets of Infusion Dynamics and Lifecor through fiscal 2011. Because all of these earn-out payments are based upon the growth of sales over several years, a reasonable estimate of the future payment obligations cannot be determined.

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

In the fourth quarter of fiscal 2007, we were awarded a contract of approximately $11.6 million with a contractor hired by the State of California to supply defibrillators and accessories. The contract also includes preventative maintenance and storage services for certain defibrillators and accessories over a five-year period. Based on the award, we shipped the defibrillators and accessories (“equipment”) in three installments over the course of four months beginning in the fourth quarter of fiscal 2007 and ended in the first quarter of fiscal 2008. At the request of the State, the equipment is being shipped to three warehouse locations within California in order to provide for rapid deployment in the case of an emergency. Two of the warehouses are facilities leased by us. Due to the life support function of the equipment and the requirement that they be deployed at a moment’s notice to sustain life in the event of an emergency, it is important that they are stored in an appropriate condition and location. As a result, the State requested that we make arrangements to store and maintain certain of the equipment to ensure it performs its life support function when deployed. Individuals with the requisite background, skills and credentials will store and maintain the products. The preventative maintenance services include preventative maintenance on the defibrillator units as well as battery and electrode replacement upon expiration of their shelf life within the five year period of the contract.

Although we delivered the first two installments of the equipment during the fourth quarter of the fiscal year ended September 30, 2007, no revenue was recognized since objective and reliable evidence of fair value did not exist for all undelivered elements. We anticipate recognizing revenue related to the delivered equipment in the first quarter of fiscal 2008 as we believe objective and reliable evidence of fair value will exist for all remaining undelivered elements, including maintenance, storage, insurance and accessories. We expect to recognize approximately $8 million of revenue during the first quarter of fiscal 2008. The remaining amount of consideration will be recognized over a five-year period as the undelivered elements are delivered.

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

This government contract is for a one-year term, and the U.S. government has four one-year extension options that require the payment of additional fees to us if exercised (the contract is currently in its third extension). These fees are for the storage, inventory rotation and facilities charge and are recognized ratably over the contract period. The U.S. government has two options to acquire defibrillators under this contract. They may buy on a replenishment basis, which means we will record a sale under our normal U.S. government price list and maintain our “state of readiness”, or they may buy on a non-replenishment basis, which will still allow us to obtain normal margins but will reduce our future obligations under this arrangement.

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

Allowance for Doubtful Accounts / Sales Returns and Allowances / Trade-In Allowances

We maintain an allowance for doubtful accounts for estimated losses, for which related provisions are included in bad-debt expense, resulting from the inability of our customers to make required payments. Specifically identified reserves are charged to selling and marketing expenses. Provisions for general reserves are charged to general and administrative expenses. We determine the adequacy of this allowance by regularly reviewing the aging of our accounts receivable and evaluating individual customer receivables, considering customers’ financial condition, historical experience, communications with the customers, credit history and current economic conditions. We also maintain an estimated reserve for potential future product returns and discounts given related to trade-ins and to current period product sales, which is recorded as a reduction of revenue. We analyze the rate of historical returns when evaluating the adequacy of the allowance for sales returns, which is included with the allowance for doubtful accounts on our balance sheet.

As of September 30, 2007 our accounts receivable balance of $78.1 million is reported net of allowances of $8.4 million. We believe our reported allowances at September 30, 2007 are adequate. If the financial conditions of our customers were to deteriorate, however, resulting in their inability to make payments, we might need to record additional allowances, resulting in additional expenses being recorded for the period in which such determination was made.

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

We account for product sales transactions by recording as revenue the total of the cash consideration and the estimated net realizable value of the trade-in equipment less a normal profit margin. Any difference between the estimated net realizable value of the used equipment and the trade-in allowance granted is recorded as a reduction to revenue at the time of the sale.

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

Warranty Reserves

Our products are sold with warranty provisions that require us to remedy deficiencies in quality or performance over a specified period of time, usually one year for pre-hospital and international customers and five years for hospital customers. Revenue is deferred for pre-hospital customers who receive warranties beyond one year. Such revenue is then recognized over the period of extended warranty. We provide for the estimated cost of product warranties at the time product is shipped and revenue is recognized. The costs that we estimate include material, labor, and shipping. While we engage in product quality programs and processes, our warranty obligation is affected by product failure rates, material usage and service delivery costs incurred in correcting a product failure. We believe that our recorded liability of $3.3 million at September 30, 2007 is adequate to cover future costs for the servicing of our products sold through that date and under warranty. If actual product failure rates, material usage or service delivery costs differ from our estimates, revisions to the estimated warranty liability would be required.

Inventory

We value our inventories at the lower of cost or market. Cost is determined by the first-in, first-out (“FIFO”) method, including material, labor and factory overhead.

Inventory on hand may exceed future demand either because the product is outdated, obsolete, or because the amount on hand is in excess of future needs. We provide for the total value of inventories that we determine to be obsolete based on criteria such as customer demand and changing technologies. We estimate excess inventory amounts by reviewing quantities on hand and comparing those quantities to sales forecasts for the next 12 months, identifying historical service usage trends, and matching that usage with the installed base quantities to estimate future needs. At September 30, 2007, our inventory was recorded at net realizable value requiring adjustments of $7.4 million, or 11.3% of our $65.3 million gross inventories.

Goodwill

At September 30, 2007, we had approximately $37 million in goodwill, primarily resulting from our acquisitions of Revivant (approximately $27 million), certain assets of BIO-key International, Inc. (approximately $5 million), the assets of Infusion Dynamics (approximately $4 million), and the assets of Lifecor (approximately $1 million). In accordance with Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets,” we test our goodwill for impairment at least annually by comparing the fair value of our reporting units to the carrying value of those reporting units. Fair value is determined based on an estimate of the discounted future cash flows expected from the reporting units. The determination of fair value requires significant judgment on the part of management about future revenues, expenses and other assumptions that contribute to the net cash flows of the reporting units. Additionally, we periodically review our goodwill for impairment whenever events or changes in circumstances indicate that an impairment has occurred.

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

We use foreign currency forward contracts to manage its currency transaction exposures. These currency forward contracts are not designated as cash flow, fair value or net investment hedges under SFAS No. 133,

“Accounting for Derivative Instruments and Hedging Activities,” (“SFAS 133”) and therefore, are marked-to-market with changes in fair value recorded to earnings. These derivative instruments do not subject our earnings or cash flows to material risk since gains and losses on those derivatives generally offset losses and gains on the assets and liabilities being hedged.

We had one forward exchange contract outstanding serving as a hedge of our Euro intercompany receivables in the notional amount of approximately 5 million Euros at September 30, 2007. The contract serves as a hedge of a substantial portion of our Euro-denominated intercompany balances. The fair value of this contract at September 30, 2007 was approximately $7.1 million, resulting in an unrealized gain of $13,000. A sensitivity analysis of a change in the fair value of the Euro derivative foreign exchange contract outstanding at September 30, 2007 indicates that, if the U.S. dollar weakened by 10% against the Euro, the fair value of this contract would decrease by $713,000 resulting in a total loss on the contract of $700,000. Conversely, if the U.S. dollar strengthened by 10% against the Euro, the fair value of this contract would increase by $648,000 resulting in a total gain on the contract of $661,000. Any gains and losses on the fair value of the derivative contract would be largely offset by losses and gains on the underlying transaction. These offsetting gains and losses are not reflected in the analysis above.

Intercompany Receivable Hedge

Exchange Rate Sensitivity: September 30, 2007

(Amounts in $)

	Expected Maturity Dates for fiscal year						Total	Unrealized Gain
	2008	2009	2010	2011	2012	Thereafter
Forward Exchange Agreements (Receive $/Pay Euro) Contract Amount	$7,143,000						$7,143,000	$13,000
Average Contract Exchange Rate	1.4285	—	—	—	—	—	1.4285

We had 16 forward exchange contracts outstanding serving as a hedge of our forecasted sales to our subsidiaries of approximately $15.1 million at September 30, 2007. These contracts mature during fiscal 2008. The fair value of these contracts outstanding at September 30, 2007 was approximately $15.4 million, resulting in an unrealized loss of approximately $330,000. A sensitivity analysis of a change in the fair value of the derivative foreign exchange contracts outstanding at September 30, 2007 indicates that, if the U.S. dollar weakened by 10% against the foreign currencies, the fair value of these contracts would decrease by approximately $1.5 million resulting in a total loss on the contracts of approximately $1.9 million. Conversely, if the U.S. dollar strengthened by 10% against the foreign currencies, the fair value of these contracts would increase by $1.4 million resulting in a total gain on the contracts of approximately $1.1 million. Any gains and losses on the fair value of the derivative contract would be partially offset by losses and gains on the underlying transaction. These offsetting gains and losses are not reflected in the analysis above.

Forecasted Sales Hedge

Exchange Rate Sensitivity: September 30, 2007

(Amounts in $)

	Expected Maturity Dates for fiscal year						Total	Unrealized Loss
	2008	2009	2010	2011	2012	Thereafter
Forward Exchange Agreements (Receive $/Pay Euro) Contract Amount	$5,586,000						$5,586,000	$118,000
Average Contract Exchange Rate	1.3964	—	—	—	—	—	1.3964

Forward Exchange Agreements (Receive $/Pay GBP) Contract Amount	$3,854,000						$3,854,000	$34,000
Average Contract Exchange Rate	2.0285	—	—	—	—	—	2.0285

Forward Exchange Agreements (Receive $/Pay AUD) Contract Amount	$1,734,000						$1,734,000	$40,000
Average Contract Exchange Rate	0.8671	—	—	—	—	—	0.8671

Forward Exchange Agreements (Receive $/Pay CAD) Contract Amount	$3,882,000						$3,882,000	$140,000
Average Contract Exchange Rate	0.9705	—	—	—	—	—	0.9705

Item 8. Financial Statements and Supplementary Data.

ZOLL MEDICAL CORPORATION

FINANCIAL STATEMENT INDEX

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of ZOLL Medical Corporation

We have audited the accompanying consolidated balance sheets of ZOLL Medical Corporation as of September 30, 2007 and October 1, 2006, and the related consolidated statements of income, stockholders' equity and comprehensive income, and cash flows for each of the three years in the period ended September 30, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15 (a) (2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ZOLL Medical Corporation at September 30, 2007 and October 1, 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of ZOLL Medical Corporation's internal control over financial reporting as of September 30, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 12, 2007 expressed an unqualified opinion thereon.

As discussed in Note A to the consolidated statements, effective October 2, 2005, the Company adopted Statement of Financial Accounting Standards No. 123R, “Share-Based Payments” using the modified-prospective transition method.

/s/ ERNST & YOUNG LLP

December 12, 2007

Boston, Massachusetts

ZOLL Medical Corporation

Consolidated Balance Sheets

(000’s omitted, except per share amounts)	Sept. 30, 2007	Oct. 1, 2006
Assets
Current assets:
Cash and cash equivalents	$37,631	$42,831
Marketable securities	19,767	20,548
Accounts receivable, less allowances of $8,438 and $7,897 at September 30, 2007 and October 1, 2006, respectively	78,086	59,078

Inventories:
Raw materials	22,500	16,832
Work-in-process	5,783	4,847
Finished goods	29,646	15,440

	57,929	37,119
Prepaid expenses and other current assets	11,809	9,010

Total current assets	205,222	168,586
Property and equipment at cost:
Land, building and improvements	1,184	1,172
Machinery and equipment	66,705	53,859
Construction in progress	2,388	4,329
Tooling	15,255	12,003
Furniture and fixtures	3,813	3,313
Leasehold improvements	5,357	5,278

	94,702	79,954
Less accumulated depreciation	62,198	53,299

Net property and equipment	32,504	26,655
Investments	1,310	1,310
Notes receivable	2,025	495
Goodwill	37,414	24,421
Patents and developed technology, net	22,591	18,311
Deferred tax asset	4,579	189
Intangibles and other assets, net	13,793	11,519

	$319,438	$251,486

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$21,860	$13,745
Deferred revenue	25,549	13,424
Accrued expenses and other liabilities	36,243	28,671

Total current liabilities	83,652	55,840
Commitments and contingencies (Note J)

Stockholders’ equity:
Preferred stock, $0.01 par value, authorized 1,000 shares, none issued or outstanding
Common stock, $0.01 par value, authorized 38,000 shares, 20,438 and 9,684 issued and outstanding at September 30, 2007 and October 1, 2006, respectively	204	193
Capital in excess of par value	145,471	119,262
Accumulated other comprehensive loss	(6,516)	(3,774)
Retained earnings	96,627	79,965

Total stockholders’ equity	235,786	195,646

	$319,438	$251,486

See accompanying notes, which are an integral part of the consolidated financial statements.

ZOLL Medical Corporation

Consolidated Income Statements

	YEAR ENDED
(000’s omitted, except per share data)	Sept. 30, 2007	Oct. 1, 2006	Oct. 2, 2005
Net sales	$309,451	$255,633	$217,742
Cost of goods sold	140,664	116,399	100,161

Gross profit	168,787	139,234	117,581
Expenses:
Selling and marketing	91,855	78,366	74,404
General and administrative	26,203	22,417	18,667
Research and development	28,686	23,394	22,896

Total expenses	146,744	124,177	115,967

Income from operations	22,043	15,057	1,614
Investment and other income	3,591	2,082	572

Income before income taxes	25,634	17,139	2,186
Provision for income taxes	8,972	5,999	223

Net income	$16,662	$11,140	$1,963

Basic earnings per common share	$0.82	$0.58	$0.10
Weighted average common shares outstanding	20,208	19,286	19,130

Diluted earnings per common and common equivalent share	$0.81	$0.57	$0.10
Weighted average common and common equivalent shares outstanding	20,678	19,442	19,260

See accompanying notes, which are an integral part of the consolidated financial statements.

ZOLL Medical Corporation

Consolidated Statements of Stockholders’ Equity and Comprehensive Income

(000’s omitted)	Common Shares	Amount	Capital in Excess of Par Value	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
Balance at October 3, 2004	9,308	$186	$105,916	$(2,018)	$66,862	$170,946

Stock issuance for acquisition	240	5	8,769			8,774
Exercise of stock options	51	1	613			614
Excess tax benefit realized upon exercise of stock options			217			217
Comprehensive income:
Net income					1,963	1,963
Unrealized gain on available-for-sale securities				26		26
Unrealized gain on derivatives				18		18
Cumulative foreign currency translation adjustment				(1,130)		(1,130)

Total comprehensive income						877

Balance at October 2, 2005	9,599	$192	$115,515	$(3,104)	$68,825	$181,428

Stock issuance for prior year acquisition			1,344			1,344
Exercise of stock options	85	1	1,405			1,406
Stock-based compensation			715			715
Excess tax benefit realized upon exercise of stock options			283			283
Comprehensive income:
Net income					11,140	11,140
Unrealized gain on available-for-sale securities				90		90
Cumulative foreign currency translation adjustment				(760)		(760)

Total comprehensive income						10,470

Balance at October 1, 2006	9,684	$193	$119,262	$(3,774)	$79,965	$195,646

Two-for-one stock split	9,953
Stock issuance for prior year acquisition	72	1	5,631			5,632
Exercise of stock options	720	10	14,439			14,449
Issuance of restricted stock	10
Stock-based compensation			1,661			1,661
Cancellation of restricted stock	(1)		(21)			(21)
Excess tax benefit realized upon exercise of stock options			4,499			4,499
Comprehensive income:
Net income					16,662	16,662
Unrealized gain on available-for-sale securities				(17)		(17)
Cumulative foreign currency translation adjustment				(2,725)		(2,725)

Total comprehensive income						13,920

Balance at September 30, 2007	20,438	$204	$145,471	$(6,516)	$96,627	$235,786

See accompanying notes, which are an integral part of the consolidated financial statements

ZOLL Medical Corporation

Consolidated Statements of Cash Flows

	YEAR ENDED
(000’s omitted)	Sept. 30, 2007	Oct. 1, 2006	Oct. 2, 2005
Operating Activities:
Net income	$16,662	$11,140	$1,963
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,923	12,286	11,211
Stock-based compensation expense	1,661	715	—
Excess tax benefit from the exercise of stock options	—	—	217
Net unrealized gain on sale of marketable securities	(21)	90	—
Net unrealized loss (gain) from hedging activities	—	—	(18)
Provision for warranty expense	1,178	1,347	1,011
Writeoff of investment in AED@Home	—	—	324
Deferred income taxes	(142)	2,153	(1,510)
Changes in current assets and liabilities, net of effect of acquisitions:
Accounts receivable	(17,368)	(10,164)	4,397
Inventories	(25,561)	453	(6,976)
Prepaid expenses and other current assets	(2,785)	(1,054)	(657)
Accounts payable and accrued expenses	18,120	11,501	(2,582)

Net cash provided by operating activities	5,667	28,467	7,380
Investing Activities:
Additions to property and equipment	(14,548)	(10,521)	(8,531)
Disposals of property and equipment	—	—	290
Purchases of marketable securities	(27,754)	(36,561)	(56,115)
Proceeds from sales and maturities of marketable securities	28,535	30,566	59,735
Equity investments in private companies	—	(60)	—
Payments for acquisitions, net of cash acquired	(12,790)	(5,055)	(8,020)
Milestone payment related to prior year acquisitions	(1,709)	(1,327)	(405)
Amounts advanced to Lifecor under a line of credit	—	(645)	(1,338)
Other assets, net	(2,887)	(361)	1,895

Net cash used in investing activities	(31,153)	(23,964)	(12,489)
Financing Activities:
Exercise of stock options	14,449	1,406	614
Excess tax benefit from the exercise of stock options	4,499	283	—

Net cash provided by financing activities	18,948	1,689	614
Effect of exchange rates on cash and cash equivalents	1,338	369	80

Net increase/(decrease) in cash and cash equivalents	(5,200)	6,561	(4,415)
Cash and cash equivalents at beginning of year	42,831	36,270	40,685

Cash and cash equivalents at end of year	$37,631	$42,831	$36,270

Supplemental disclosures of cash flow information:
Cash paid during the year:
Income taxes	$6,218	$2,576	$2,172
Non-cash activity during the year:
Common stock issued at fair value for acquisition of Revivant	$5,631	$1,344	$8,774
Conversion of note receivable for Revivant acquisition	$—	$—	$5,563
Conversion of equity investment for Revivant acquisition	$—	$—	$8,271
Conversion of investment for Lifecor asset acquisition	$—	$4,798	$—
Earnout accrual for Lifecor asset acquisition	$—	$2,587	$—

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

Reclassification: Certain amounts in prior year financial statements have been reclassified to conform to current year presentation with no impact on net income or earnings per share.

Fiscal Year: The Company’s fiscal year ends on the Sunday closest to September 30. The years ended September 30, 2007, October 1, 2006 and October 2, 2005 all included 52 weeks.

Stock-Split: The share and per-share data presented in the consolidated income statement and notes to the consolidated financial statements give effect to the 2-for-1 stock split effected by Articles of Amendment to the Company’s Restated Articles of Organization filed on February 12, 2007, with a record date of February 20, 2007. As a result of the stock split, the par value of the Company’s Common Stock changed from $0.02 per share to $0.01 per share (the “Common Stock”), and the Company’s authorized Common Stock increased from 19,000,000 shares to 38,000,000 shares. All share and per share information in the accompanying consolidated income statement and the notes to the consolidated financial statements have retroactively restated to reflect the 2-for-1 stock split.

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

Marketable Securities: The Company accounts for marketable securities in accordance with SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”). SFAS 115 establishes the accounting and reporting requirements for all debt securities and for investments in equity securities that have readily determinable fair values. All marketable securities must be classified as one of the following: held-to-maturity, available-for-sale, or trading. The Company classifies its marketable securities as available-for-sale and, as such, carries the investments at fair value, with unrealized holding gains and losses reported in stockholders’ equity as a separate component of accumulated other comprehensive income (loss). The cost of securities sold is determined based on the specific identification method. Realized gains and losses, and declines in value judged to be other than temporary, are included in investment income.

ZOLL Medical Corporation

Notes to Consolidated Financial Statements—(Continued)

Concentration of Risk: The Company sells its products primarily to hospitals, emergency care providers, the U.S. military and university teaching hospitals. Collateral is generally not required. With the introduction of the AED Plus product, the Company has established distribution agreements with approximately 400 distributors to distribute this product. The Company performs periodic credit evaluations of its customers’ financial condition. Total sales to various branches of the U.S. military were approximately $12 million in 2007, $20 million in 2006, and $14 million in 2005. No single customer accounted for more than 10% of the Company’s total net sales or accounts receivable.

In addition, the Company sells its products to the international market to both end users and distributors. Although the Company does not foresee a material credit risk associated with international receivables to either end users or distributors, repayment is dependent upon the financial stability of the customers to which it sells. In order to mitigate the risk of loss in geographical areas with historical credit risks, in some cases the Company requires letters of credit from its foreign customers. Foreign sales accounted for 28%, 27% and 26% of the Company’s net sales in 2007, 2006 and 2005, respectively. The percent of foreign sales to distributors was approximately 37% in 2007, 38% in 2006 and 37% in 2005. No single distributor or end-user customer accounts for a significant portion of the Company’s international sales or accounts receivable. No individual foreign country represented a significant portion of the Company’s sales or accounts receivable.

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

Financial Instruments: Management estimates the fair value of the Company’s financial instruments, which include cash and cash equivalents, marketable securities, accounts receivable, and accounts payable based on assumptions concerning the amount and timing of estimated future cash flows and assumed discount rates reflecting varying degrees of perceived risk. The carrying value of these financial instruments approximated their fair value at September 30, 2007 and October 1, 2006, respectively, due to the short-term nature of these instruments.

The Company utilizes foreign currency forward contracts to reduce its exposure to foreign currency risk due to fluctuations in exchange rates underlying the value of intercompany accounts receivable denominated in foreign currencies and forecasted foreign currency denominated sales to subsidiaries. The Company accounts for all derivative financial instruments (foreign currency forward contracts) in accordance with SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities”. Changes in the fair value of derivative instruments are recorded in earnings unless hedge accounting criteria are met. For derivative instruments designated as fair value hedges, the changes in fair value of both the derivative instrument and the hedged item are recorded in earnings. For derivative instruments designed as cash flow and net investment hedges, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income (“OCI”), and the ineffective portions are recognized in earnings. To date, the ineffective portions of changes in the fair value of derivatives have not been material.

Inventories: Inventories, principally purchased parts, are valued at the lower of first-in, first-out (“FIFO”) cost or market. Market is determined by the replacement value for raw materials and net realizable value, after allowance for estimated costs of completion and disposal, for work-in-process and finished goods. At September 30, 2007 and October 1, 2006, our inventory was recorded at net realizable value requiring adjustments of $7.4 million, or 11.3% of our $65.3 million gross inventories in fiscal 2007, and $5.7 million, or 13.3% of our $42.8 million gross inventories in fiscal 2006.

ZOLL Medical Corporation

Notes to Consolidated Financial Statements—(Continued)

Intangible Assets: Patents are stated at cost and amortized using the straight-line method over their expected lives. Prepaid license fees are amortized over the term of the related contract, once commercialization of the related product begins.

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company tests its goodwill for impairment at least annually by comparing the fair value of the reporting units to the carrying value of those reporting units. Fair value is determined based on an estimate of the discounted future cash flows expected from the reporting units. The determination of fair value requires significant judgment on the part of management about future revenues, expenses and other assumptions that contribute to the net cash flows of the reporting units. Additionally, the Company periodically reviews its goodwill for impairment whenever events or changes in circumstances indicate that an impairment indicator has occurred. Since many of the intangibles relate to new technologies, recoverability of these assets depends on market penetration.

Property and Equipment: Property and equipment are stated at cost. In general, depreciation is computed on a straight-line basis over the estimated economic useful lives of the assets (40 years for buildings, three to ten years for machinery and equipment and five years for tooling, furniture, fixtures, and software). Leasehold improvements are amortized over the shorter of the useful life or the life of the related lease. Depreciation expense totaled $10,633,000, $9,996,000 and $9,220,000 in fiscal 2007, 2006, and 2005, respectively. Repair and maintenance costs are expensed as incurred.

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

Investments: Investments in those entities where the Company owns less than twenty percent of the voting stock of the individual entity and does not exercise significant influence over operating and financial policies of the entity are accounted for using the cost method. Investments in those entities where the Company owns more than twenty percent of the voting stock of the individual entity or less than twenty percent and exercises significant influence over operating and financial policies of the entity are accounted for using the equity method. As of September 30, 2007 and October 1, 2006, the Company’s investments were in companies that are not publicly traded and, therefore, no established market for their securities exists. The Company has a policy in place to review its investments on a regular basis to evaluate the carrying value of the investments in these companies. The fair value of a cost method investment is not estimated if there are no identified events or changes in circumstance that may have a significant adverse affect on the fair value of the investment. If the Company believes that the carrying value of an investment is in excess of estimated fair value, it is the Company’s policy to record an impairment charge to adjust the carrying value to estimated fair value, if the impairment is deemed other-than-temporary.

As of September 30, 2007 and October 1, 2006, the Company had investments of $1.3 million.

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

ZOLL Medical Corporation

Notes to Consolidated Financial Statements—(Continued)

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

The Company has been awarded a contract of approximately $11.6 million with a contractor hired by the State of California to supply defibrillators and accessories. The contract also includes preventative maintenance and storage services for certain defibrillators and accessories over a five-year period. Based on the award, the Company shipped the defibrillators and accessories (“equipment”) in three installments over the course of four

ZOLL Medical Corporation

Notes to Consolidated Financial Statements—(Continued)

months beginning in the fourth quarter of fiscal 2007 and ending in the first quarter of fiscal 2008. At the request of the State, the equipment is being shipped to three warehouse locations within California in order to provide for rapid deployment in the case of an emergency. Two of the warehouses are facilities leased by the Company. Due to the life support function of the equipment and the requirement that they be deployed at a moment’s notice to sustain life in the event of an emergency, it is important that they are stored in an appropriate condition and location. As a result, the State requested that we make arrangements to store and maintain certain of the equipment to ensure it performs its life support function when deployed. Individuals with the requisite background, skills and credentials will store and maintain the products. The preventative maintenance services include preventative maintenance on the defibrillator units as well as battery and electrode replacement upon expiration of their shelf life within the five year period of the contract.

Although the Company delivered the first two installments of the equipment during the fourth quarter of the fiscal year ended September 30, 2007, no revenue was recognized since objective and reliable evidence of fair value did not exist for all undelivered elements. The Company anticipates it will recognize revenue related to the delivered equipment in the first quarter of fiscal 2008 as it believes objective and reliable evidence of fair value will exist for all remaining undelivered elements, including maintenance, storage, insurance and accessories. The Company expects to recognize approximately $8 million of revenue during the first quarter of fiscal 2008. The remaining amount of consideration will be recognized over a five-year period as the undelivered elements are delivered.

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

This government contract is for a one-year term, and the U.S. government has four one-year extension options that require the payment of additional fees to us if exercised (the contract is currently in its third extension). These fees are for the storage, inventory rotation and facilities charge and are recognized ratably over the contract period. The U.S. government has two options to acquire defibrillators under this contract. They may buy on a replenishment basis, which means we will record a sale under our normal U.S. government price list and maintain our “state of readiness”, or they may buy on a non-replenishment basis, which will still allow us to obtain normal margins but will reduce our future obligations under this arrangement.

For those markets for which we sell separately priced extended warranties, revenue is deferred and recognized over the applicable warranty period, based upon the fair value of the contract.

Advertising Costs: Advertising costs are expensed as incurred and totaled $2,495,000, $2,082,000, and $1,562,000, in 2007, 2006, and 2005, respectively.

Shipping & Handling Costs: Shipping and handling costs are recorded in Costs of Goods Sold and totaled $6,599,000, $4,883,000, and $4,701,000 in 2007, 2006, and 2005, respectively.

ZOLL Medical Corporation

Notes to Consolidated Financial Statements—(Continued)

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

Product warranty activity for the twelve months ended September 30, 2007 and October 1, 2006 is as follows:

(000’s omitted)	Beginning Balance	Accruals for Warranties Issued During the Period	Decrease to Preexisting Warranties	Ending Balance
September 30, 2007	$3,614	$1,178	$1,464	$3,328
October 1, 2006	$3,263	$1,347	$996	$3,614

Research and Development Expenses: The Company evaluates whether to capitalize or expense software development costs in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed.” The Company sells products in a market that is subject to rapid technological change, new product development and changing customer needs; accordingly, the Company has concluded that technological feasibility is not established until the development stage of the product is nearly complete. The Company defines technological feasibility as the completion of a working model. The time period during which costs could be capitalized from the point of reaching technological feasibility until the time of general product release, is very short and, consequently, the amounts that could be capitalized are not material to the Company’s financial position or results of operations. For products other than software products, research and development costs are expensed as incurred.

Foreign Currency: The functional currency for each of the Company’s subsidiaries is each country’s local currency. All assets and liabilities are translated into U.S. dollar equivalents at the exchange rate in effect on the balance sheet date. Revenues and expenses are translated at the average exchange rates for the year. Translation gains or losses are recorded in stockholders’ equity as an element of accumulated other comprehensive income. The Company also incurs transactional gains and losses resulting from transactions denominated in foreign currencies and the translation of intercompany balances. Such items are recorded as other income (expense) in the consolidated income statement and totaled approximately $785,000, $9,000, and ($293,000) in 2007, 2006, and 2005, respectively.

Stock-Based Compensation: The Company adopted the provisions of SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”), beginning October 3, 2005, using the modified prospective transition method. SFAS 123R requires the Company to measure the cost of employee services in exchange for an award of equity instruments based on the grant-date fair value of the award and to recognize cost over the requisite service period. Under the modified prospective transition method, financial statements for periods prior to the date of adoption are not adjusted for the change in accounting. However, compensation expense is recognized for (a) all share-based payments granted after the effective date under SFAS 123R, and (b) all awards granted under SFAS 123 to employees prior to the effective date that remain unvested on the effective date. The Company recognizes compensation expense on fixed awards with pro rata vesting on a straight-line basis over the vesting period.

Prior to October 3, 2005, the Company used the intrinsic value method to account for stock-based employee compensation under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and therefore the Company did not recognize compensation expense in association with options granted at or above the market price of the Company’s Common Stock at the date of grant.

ZOLL Medical Corporation

Notes to Consolidated Financial Statements—(Continued)

On July 22, 2005, the Company accelerated the vesting of the Company’s outstanding stock options with an exercise price greater than the closing price of the Company’s common stock on that date ($13.31). The Company accelerated the vesting to reduce the effects of the adoption of SFAS 123R, which requires companies to recognize stock-based compensation associated with stock options based on the fair value method. Had the Company not taken this action, $3.6 million of stock-based compensation charges would have been recorded in the statement of operations through fiscal 2008 (approximately $2 million in fiscal 2006; approximately $1 million in fiscal 2007; and approximately $600,000 in fiscal 2008).

As a result of adopting SFAS 123R, stock-based compensation charges during the twelve months ended September 30, 2007 and October 1, 2006 totaled approximately $1.7 million and $715,000, respectively. As a result of adopting SFAS 123R, earnings before income taxes for the twelve months ended September 30, 2007 and October 1, 2006 decreased by approximately $1.6 million and $697,000, respectively. Net earnings decreased by approximately $1.1 million, or $0.05 per basic and diluted share, and $418,000, or $0.02 per basic and diluted share, for the twelve month periods ended September 30, 2007 and October 1, 2006, respectively. Total stock-based compensation expense capitalized as part of inventory for the twelve month period ended September 30, 2007 and October 1, 2006 was approximately $132,000 and $57,000, respectively. The excess tax benefit of stock option exercises is now recorded in the “Financing Activities” of the “Consolidated Statements of Cash Flows”.

The following table represents a reconciliation of reported net income and per share information to pro forma net loss and per share information that would have been reported if the fair value method had been used to account for stock-based employee compensation in 2005. The estimated fair value of each option is calculated using the Black-Scholes option-pricing model:

(000’s omitted, except per share data)	2005
Net income-as reported	$1,963
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(5,630)

Net loss – pro forma	$(3,667)

Earnings (loss) per share:
Basic – as reported	$0.10

Basic – pro forma	$(0.19)

Diluted – as reported	$0.10

Diluted – pro forma	$(0.19)

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2007, 2006 and 2005:

	2007	2006	2005
Dividend yield	0%	0%	0%
Expected volatility	46.8%	47.7%	65.4%
Risk-free interest rate	4.70%	4.52%	3.89%
Expected lives (years)	6.25	6.25	5.00
Weighted-average fair value of options granted during the year	$11.11	$6.20	$8.49

Historical Company information was the primary basis for the expected volatility assumption. Fiscal year 2005 grants were calculated using historical volatility data over the options expected life (five years). The

ZOLL Medical Corporation

Notes to Consolidated Financial Statements—(Continued)

Company believes that the historical volatility over the life of the option (ten years) is more indicative of the options expected volatility in the future. Therefore, beginning in fiscal 2006, the Company’s expected volatility is based upon historical volatility over a ten year period. The Company was unable to use historical information to estimate the expected lives and therefore used the “simplified” method as prescribed by the SEC’s Staff Accounting Bulletin No. 107. Forfeiture rates used for executives and non-executives, based on historical information, ranged from 5% to 25%.

Earnings per Share: The shares used for calculating basic earnings per common share were the weighted average shares of common stock outstanding during the period and the shares used for calculating diluted earnings per common share were the weighted average shares of common stock outstanding during the period plus the dilutive effect of stock options.

(000’s omitted)	2007	2006	2005
Average shares outstanding for basic earnings per share	20,208	19,286	19,130
Dilutive effect of stock options and restricted stock grants	470	156	130

Average shares outstanding for diluted earnings per share	20,678	19,442	19,260

Average shares outstanding for diluted earnings per share does not include options to purchase 174,277, 2,168,846, and 1,988,164 shares of common stock for the fiscal years 2007, 2006, and 2005, respectively, as their effect would have been antidilutive.

Comprehensive Income: The Company computes comprehensive income in accordance with SFAS No. 130 (“SFAS 130”) “Reporting Comprehensive Income.” SFAS 130 establishes standards for the reporting and display of comprehensive income and its components in financial statements. Other comprehensive income, as defined, includes all changes in equity during a period from non-owner sources, such as unrealized gains and losses on available-for-sale securities and foreign currency translation. Total comprehensive loss for fiscal 2007 and 2006 was as follows:

(000’s omitted)	2007	2006
Unrealized gain/(loss) on available-for-sales securities	$(10)	$7
Cumulative foreign currency translation	(6,506)	(3,781)

Accumulated other comprehensive loss	$(6,516)	$(3,774)

Recent Accounting Pronouncements:

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The guidance will become effective as of the beginning of the Company’s fiscal year beginning after December 15, 2008. The Company believes that this new pronouncement will have an immaterial impact on the Company’s financial statements in future periods.

In December 2007, the FASB issued SFAS No. 141 (R) “Business Combinations” (“SFAS 141R”). SFAS 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. SFAS 141R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance will become effective as of

ZOLL Medical Corporation

Notes to Consolidated Financial Statements—(Continued)

the beginning of the Company’s fiscal year beginning after December 15, 2008. The Company believes that this new pronouncement will have an immaterial impact on the Company’s financial statements in future periods.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of SFAS 115” (“SFAS 159”). SFAS 159 provides entities with the option to measure financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective with fiscal years beginning after November 15, 2007, provided that the entity also elects to apply the provisions of SFAS No. 157, “Fair Value Measurement” (“SFAS 157”). The Company is currently evaluating the impact that the implementation of SFAS 159 may have on our consolidated results and financial position.

In September 2006, the FASB issued SFAS 157. SFAS 157 defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS 157 does not require any new fair value measurements. However, for some companies, the application of SFAS 157 will change current practice. SFAS 157 is effective with fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact that the implementation of SFAS 157 may have on our consolidated results and financial position.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 establishes an approach that requires quantification of financial statement errors based on the effects of each of the Company’s balance sheet and statement of operations and the related financial statement disclosures. The Company was required to adopt SAB 108 in its annual financial statements covering the fiscal years ending after November 15, 2006. The adoption of SAB 108 had no impact on its consolidated results of operations and financial position.

In July 2006, the FASB issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes”, an interpretation of FASB Statement No. 109, “Accounting for Income Taxes”, to create a single model to address accounting for uncertainty in tax positions. FIN 48 requires the use of a two-step approach for recognizing and measuring tax benefits taken or expected to be taken in a tax return and disclosures regarding uncertainties in income tax positions, including a roll forward of tax benefits taken that do not qualify for financial statement recognition. The cumulative effect of initially adopting FIN 48 will be recorded as an adjustment to opening retained earnings for that year and will be presented separately. FIN 48 is effective with fiscal years beginning after December 15, 2006. Only tax positions that are more likely than not to be realized at the effective date may be recognized upon adoption of FIN 48. The Company believes that the adoption of FIN 48 will not have a material impact on its future results of operations and financial position.

Note B-Marketable Securities

Investments in marketable securities are classified as available-for-sale at September 30, 2007 and October 1, 2006. Available-for-sale securities consist of mainly corporate obligations of $19.8 million and $20.5 million as of September 30, 2007 and October 1, 2006, respectively.

The securities are carried at fair value, with unrealized gains and losses reported in stockholders’ equity as a separate component of accumulated other comprehensive income. At September 30, 2007 and October 1, 2006, the investment portfolio had gross unrealized losses of $10,000 and gross unrealized gains of $7,000,

ZOLL Medical Corporation

Notes to Consolidated Financial Statements—(Continued)

respectively. Net gains/(losses) reclassified from accumulated other comprehensive income to earnings was not material in 2007, 2006 and 2005. The Company realized gains of less than $1,000 and losses of $6,000 on sales of available-for-sale securities in 2007, gains of $13,000 and losses of $5,000 in 2006, and gains of $2,000 and losses of $2,000 in 2005. The market value of investments maturing in the next year is $14.0 million, $8.1 million matures within two to five years, $278,000 matures within 11 to 20 years, and $4.3 million has maturities greater than 20 years.

Note C-Investments

In January 2003, the Company invested $1.3 million in the common stock of Advanced Circulatory Systems, Inc. (formerly ResQSystems, Inc.), a development stage medical device corporation. The Company’s investment in Advanced Circulatory Systems, Inc. (“ACSI”) represented approximately 6% of ACSI’s outstanding common stock as of September 30, 2007.

The Company accounts for its investments at cost, which approximates market.

Note D-Acquisitions

BIO-key International, Inc.’s Fire Records Management Software Business

On May 22, 2007, the Company acquired a fire records management software business as a result of an asset acquisition from BIO-key International, Inc., a public company that provides mobile and wireless solutions for public safety. The Company paid approximately $7 million in cash for the business, and the assets acquired in this acquisition will be utilized as part of the Company’s data management business. The Company believes that the acquisition presents an opportunity to further penetrate the fire department market in conjunction with the Company’s current data management and medical equipment products.

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

(000’s omitted)
Assets:
Current assets	$223
Property and equipment	34
Intangible assets subject to amortization (estimated 9 year weighted-average useful life)	1,740
Intangible assets not subject to amortization	450
Goodwill	5,348

Total assets acquired:	7,795
Liabilities:
Current liabilities	146
Other liabilities	689

Total liabilities assumed:	835

Purchase Price	$6,960

ZOLL Medical Corporation

Notes to Consolidated Financial Statements—(Continued)

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

Assets of Radiant Medical, Inc.

On September 18, 2007, the Company acquired certain assets from Radiant Medical, Inc. (“Radiant”), a private medical technology company developing endovascular temperature therapy products. At the time of the purchase, Radiant was ceasing operations, and in the opinion of the Company, Radiant had the best technology in the emerging therapeutic hypothermia market and an extensive intellectual property portfolio. The Company believes that the acquisition presents an opportunity to broaden the Company’s resuscitation strategy into the area of induced hypothermia, which is emerging as a standard treatment for resuscitated patients. The Company paid approximately $5.8 million in cash for the assets, which primarily consist of patented technology, and the assets acquired in this acquisition will be utilized at the Company’s Sunnyvale, California subsidiary, ZOLL Circulation. The Company’s preliminary estimate of the estimated fair values of the assets acquired at the date of acquisition is $5.8 million. The Company has engaged a third party to appraise the fair value of the acquired intangibles assets. The final results of the appraisal may differ from the preliminary estimate of the fair value of the acquired tangible and intangible assets. The Company will finalize the purchase price allocation upon receiving the final appraisal report and other relevant information relating to the acquisition.

Assets of Lifecor, Inc.

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

ZOLL Medical Corporation

Notes to Consolidated Financial Statements—(Continued)

The following is a summary of the Company’s final estimate of the fair values of the assets acquired and liabilities assumed.

(000’s omitted)
Assets:
Current assets	$2,052
Property and equipment	2,152
Intangible assets subject to amortization (estimated 13 year weighted-average useful life):	10,600
Intangible assets not subject to amortization	440
Goodwill	735

Total assets acquired:	15,979
Liabilities:
Current liabilities	2,699
Debt assumed	5,160
Accrued earnout	3,235

Total liabilities assumed	11,094

Net assets acquired	$4,885

Supplemental Pro Forma Information

The unaudited pro forma combined condensed statements of income for the period ended October 1, 2006 give effect to the acquisition of Lifecor as if the acquisition had occurred at the beginning of the year, October 3, 2005 after giving effect to certain adjustments, including amortization of the intangibles subject to amortization and related income taxes.

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

(000’s omitted)	Twelve Months Ended October 1, 2006
Net sales	$259,815
Net income	$10,106
Net income per common share
Basic	$0.52
Diluted	$0.52

Contingent Consideration for Prior Period Acquisitions

The terms of the October 2004 acquisition of Revivant, as well as the terms of the March 2004 acquisition of the assets of Infusion Dynamics, and the April 2006 acquisition of the assets of Lifecor, provide for possible annual earn-out payments based upon revenue growth over a multi-year period. Such payments may be due with

ZOLL Medical Corporation

Notes to Consolidated Financial Statements—(Continued)

respect to Revivant through fiscal 2007 and with respect to Infusion Dynamics and Lifecor through fiscal 2011. Because the prospective earn-out payments for Infusion Dynamics and Lifecor will be based upon revenue growth over several years, a reasonable estimate of the future payment obligations cannot be determined. Annual earn-out payments to former shareholders of Infusion Dynamics, in the form of cash, for fiscal 2006 and 2005 are approximately $467,000 and $544,000, respectively. For fiscal 2007, $11,000 has been accrued for payment to the former shareholders of Infusion Dynamics. The Company also paid approximately $2.4 million and $1.6 million in earn-out payments for fiscal years 2006 and 2005, respectively, to the former shareholders of Revivant. Of these amounts approximately $1.2 million (in fiscal 2006) and $783,000 (in fiscal 2005) in cash was paid to the former shareholders of Revivant, and the remainder of these earn-outs for fiscal 2006 and 2005 were in the form of 72,128 shares and 23,800 shares, respectively, of the Company’s Common Stock. For fiscal 2007, the Company accrued approximately $9.2 million as an earn-out payment to the former shareholders of Revivant. Of this amount approximately $3.6 million will be in the form of cash and the remainder will be in the form of approximately 220,863 shares of the Company’s Common Stock. The earn-out payment for fiscal 2006 paid to the former shareholders of Lifecor was an amount less than $100,000, and the amount accrued for the fiscal 2007 earn-out was approximately $3.2 million.

Note E-Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of:

(000’s omitted)	Sept. 30, 2007	Oct. 1, 2006
Deferred income taxes (Note I)	$8,323	$6,693
Other	3,486	2,317

Total prepaid expenses and other current assets	$11,809	$9,010

Note F-Goodwill, Intangibles and Other Assets

The carrying value of goodwill was approximately $37 million and $24 million at September 30, 2007 and October 1, 2006, respectively. The $13 million increase in goodwill from fiscal 2006 to fiscal 2007 is a result of the acquisition of BIO-key, Inc. (approximately $5 million of goodwill) and earnout payments related to prior years’ acquisitions (approximately $7 million of goodwill).

Intangibles and other assets consist of:

	Weighted Average Life	Sept. 30, 2007		Oct. 1, 2006
(000’s omitted)		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Prepaid license fees	18 years	$10,709	$2,516	$9,437	$1,762
Patents and developed technology	12 years	28,032	5,441	21,753	3,442
Customer-related intangible	10 years	4,600	633	3,300	165
Intangible asset not subject to amortization		890	—	440	—
Other assets	—	2,631	1,888	1,953	1,684

		$46,862	$10,478	$36,883	$7,053

Total amortization expense for the fiscal 2007, 2006 and 2005 was approximately $3,290,000, $2,290,000, and $1,991,000 respectively.

ZOLL Medical Corporation

Notes to Consolidated Financial Statements—(Continued)

The following table provides estimated amortization expense for each of the five succeeding fiscal years based upon the Company’s intangible asset portfolio at September 30, 2007.

Fiscal Year	Estimated Amortization Expense (000’s omitted)
2008	$3,852
2009	3,788
2010	3,693
2011	3,680
2012	3,373
Thereafter	17,238

$35,624

Note G-Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consist of:

(000’s omitted)	Sept. 30, 2007	Oct. 1, 2006
Accrued salaries and wages and related expenses	$12,499	$9,844
Accrued warranty expense	3,328	3,614
Deferred lease incentives	2,019	2,648
Accrued corporate income taxes	4,525	1,927
Accrued earn out payments	6,833	4,258
Other accrued expenses	7,039	6,380

Total accrued expenses and other liabilities	$36,243	$28,671

Note H-Line of Credit

The Company maintains an unsecured working capital line of credit with its bank with borrowing capacity up to $12 million. This line of credit bears interest at the bank’s base rate (Libor plus 2%). The full amount of the line was available to the Company at September 30, 2007. There are no covenants related to this line of credit.

ZOLL Medical Corporation

Notes to Consolidated Financial Statements—(Continued)

Note I-Income Taxes

The provision for income taxes consists of the following:

(000’s omitted)	2007	2006	2005
Federal:
Current	$6,279	$1,419	$(180)
Deferred	(83)	2,251	(1,254)

	6,196	3,670	(1,434)
State:
Current	1,427	820	158
Deferred	(59)	(193)	(256)

	1,368	627	(98)
Foreign:
Current	1,408	1,607	1,755
Deferred	—	95	—

	1,408	1,702	1,755

Total:
Current	9,114	3,846	1,733
Deferred	(142)	2,153	(1,510)

	$8,972	$5,999	$223

The following table allocates income before income taxes between domestic and foreign jurisdictions:

(000’s omitted)	2007	2006	2005
Domestic	$21,569	$12,847	$(2,257)
Foreign	4,065	4,292	4,443

	$25,634	$17,139	$2,186

The income tax provision differed from the statutory federal income tax provision as follows:

(000’s omitted)	2007	2006	2005
Income taxes at statutory rate	$8,972	$5,999	$765
Tax credits, federal and state	(640)	(90)	(311)
Extraterritorial income exclusion	(124)	(407)	(387)
Production deduction	(216)	—	—
State income taxes, net of federal benefit	697	445	(141)
Foreign income taxes at different rates	(343)	(77)	(27)
Other	626	129	324

	$8,972	$5,999	$223

ZOLL Medical Corporation

Notes to Consolidated Financial Statements—(Continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

(000’s omitted)	Sept. 30, 2007	Oct. 1, 2006
Deferred tax assets:
Acquired NOL—Revivant Corp.	$7,223	$9,533
Accounts receivable and inventory	4,577	3,768
Product warranty accruals	3,740	2,834
Research and development benefits	584	—
Acquired R&D credits	893	893
Capitalized start-up costs	167	416
Other assets	1,966	2,618

Total deferred tax assets	19,150	20,062
Deferred tax liabilities:
Accelerated tax depreciation	943	746
Intangible assets	3,453	3,467
Unrepatriated foreign earnings	743	826

Total deferred tax liabilities	5,139	5,039

Net deferred tax asset before valuation allowance	14,011	15,023
Valuation allowance	(4,698)	(8,137)

Net deferred tax asset	$9,313	$6,886

As a result of the acquisition of Revivant, the Company, at the date of acquisition, obtained net operating loss carryovers of approximately $43.8 million, which will expire in its fiscal years ending 2012 through 2024. The utilization of these losses is subject to the Internal Revenue Code Section 382 limitations, and the Company has established a valuation allowance against goodwill to reduce the deferred tax asset to the amount that is more likely than not to be recognized. In 2007, the Company used $6.6 million of NOLs to reduce taxes payable. The Company also obtained approximately $900,000 of research tax credit carryovers against which a full valuation allowance has been established against goodwill. These credits will expire at the end of fiscal years 2012 through 2024. The Company also acquired technology, valued at $9.0 million on its books, which has no income tax basis, resulting in $3.0 million of net deferred tax liabilities.

The Company provides income taxes on the undistributed earnings of non-U.S. subsidiaries except to the extent that such earnings are indefinitely invested outside the United States. At September 30, 2007, approximately $10.0 million of pretax undistributed earnings of non-U.S. subsidiaries were indefinitely invested outside the U.S. At the existing U.S. federal income tax rate, additional taxes of approximately $1,005,000 would have to be provided if such earnings were remitted currently.

Note J-Commitments and Contingencies

As previously reported in earlier filings with the SEC, in the lawsuit against the Company’s wholly owned subsidiary, ZOLL Data Systems, Inc. (“ZDS”) captioned Adept Computer Solutions, Inc. v. ZOLL Data Systems et al, pending in the U.S. District Court for the District of Colorado, the plaintiff is seeking damages for breach of contract, copyright infringement, and violations of the Digital Millennium Copyright Act (“DMCA”). These claims arise out of the incorporation of the plaintiff’s mapping software product into a ZDS product sold to ZDS customers. Following an unsuccessful mediation attempt and discovery, the parties each moved for partial summary judgment as to portions of the case. The presiding judge denied both parties’ motions in May 2007, and

ZOLL Medical Corporation

Notes to Consolidated Financial Statements—(Continued)

the trial of the case is now ongoing. ZDS is defending itself vigorously in this litigation. Plaintiff recently made a settlement demand in the amount of $4.3 million, which the Company deems to be unreasonable in light of its assessment of its potential liability in the matter. Although ZDS made unauthorized copies of plaintiff’s software program based on the expectation that it would reach an agreement with plaintiff on an appropriate royalty and other licensing terms, the Company believes that any liability ZDS may have to the plaintiff should be substantially less than the plaintiff’s demand. However, the litigation process is inherently uncertain, and the Company can make no assurances as to the ultimate outcome of this matter.

The Company is, from time to time, involved in the normal course of its business in various other legal proceedings, including intellectual property, contract, employment and product liability suits. Although the Company is unable to quantify the exact financial impact of any of these matters, it believes that none of these other currently pending matters will have an outcome material to its financial condition or business.

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

Listed below are the future minimum rental payments (excluding common area maintenance and real estate tax charges) required under operating leases with non-cancelable terms in excess of one year at September 30, 2007.

(000’s omitted)
2008	$2,454
2009	2,220
2010	1,585
2011	1,093
2012	33
Thereafter	—

$7,385

Total rental expense under operating leases was approximately $3,463,000, $3,358,000 and $2,954,000 in 2007, 2006 and 2005, respectively.

The Company also has non-cancelable purchase commitments of approximately $647,000 in fiscal 2007. Purchases under these commitments totaled approximately $140,000, $965,000 and $933,000 in 2007, 2006, and 2005 respectively.

Note K-Hedging Activities

The Company operates globally, and its earnings and cash flows are exposed to market risk from changes in currency exchange rates. The Company addresses these risks through a risk management program that includes

ZOLL Medical Corporation

Notes to Consolidated Financial Statements—(Continued)

the use of derivative financial instruments. The program is operated pursuant to documented corporate risk management policies. The Company does not enter into any derivative transactions for speculative purposes.

The Company uses foreign currency forward contracts to manage its currency transaction exposures with intercompany receivables denominated in foreign currencies and forecasted foreign currency-denominated sales to its subsidiaries. The intercompany receivable related currency forward contracts are not designated as cash flow, fair value or net investment hedges under SFAS No. 133 (“SFAS 133”), “Accounting for Derivative Instruments and Hedging Activities” and, therefore, are marked to market with changes in fair value recorded to earnings. These derivative instruments do not subject the Company’s earnings or cash flows to material risk since gains and losses on those derivatives offset losses and gains on the assets and liabilities being hedged.

The Company had one foreign currency forward contract outstanding at September 30, 2007, serving to mitigate the foreign currency risk of a substantial portion of our Euro-denominated intercompany balances, in the notional amount of approximately 5 million Euros. The net settlement amount of this contract at September 30, 2007 is an unrealized gain of approximately $13,000, which is included in earnings.

Net realized gains/(losses) from foreign currency forward contracts totaled ($615,300), ($141,945), and $114,000 during 2007, 2006 and 2005, respectively, and are included in “investment and other income” in the consolidated statement of income.

The Company had 16 forward exchange contracts outstanding serving as a hedge of our forecasted sales to our subsidiaries at September 30, 2007, all maturing in less than twelve months, to exchange the Euro, British Pound, Australian Dollar and Canadian Dollar for U.S. Dollars totaling $15.1 million. The net settlement amount of these contracts at September 30, 2007 was an unrealized loss of approximately $330,000, which was recorded in “investment and other income” in the consolidated statement of income, as such derivatives did not qualify for hedge accounting.

Net realized losses from foreign currency forward contracts, serving as a hedge of our forecasted foreign currency denominated sales to subsidiaries, totaled $445,000 and $108,000 during 2007 and 2005, respectively, and are included in consolidated statement of income. The Company had no forward exchange contracts outstanding serving as a hedge of our forecasted sales to our subsidiaries during fiscal 2006.

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

ZOLL Medical Corporation

Notes to Consolidated Financial Statements—(Continued)

company’s common stock having a value twice the exercise price of the right. The Board of Directors is authorized to fix the designations, relative rights, preferences and limitations on the Preferred Stock at the time of issuance. To date, no shares of preferred stock have been issued.

Stock Option Plans: At September 30, 2007, the Company had two active stock-based compensation plans under which stock-based grants may be issued, and two other stock-based compensation plans under which grants are no longer being made. No further grants are being made under the Company’s 1992 Stock Option Plan (“1992 Plan”) and 1996 Non-Employee Directors’ Stock Option Plan (“1996 Plan”), and option grants remain outstanding under both such plans. The Company’s active plans are the Amended and Restated 2001 Stock Incentive Plan (“2001 Plan”) and the 2006 Non-Employee Director Stock Option Plan (“2006 Plan”).

At the 2006 Annual Meeting, the Company’s Stockholders approved (i) an additional 630,000 shares available for issuance (for a total authorized of 2,520,000 shares) pursuant to nonqualified stock options to be granted from time to time under the 2001 Plan, plus 120,000 shares to be issued as restricted Common Stock from time to time under the 2001 Plan; and (ii) the adoption of the 2006 Plan, with 110,000 shares authorized for issuance, to replace the existing 1996 Plan, upon its expiration in April 2006.

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

The total number of shares authorized for the 2001 Plan and the 2006 Plan was 2,630,000, of which approximately 632,000 remain available for grant at September 30, 2007. Approximately 2,608,000 shares of Common Stock are reserved for future issuance under the Company’s stock option plans as of September 30, 2007.

Changes in outstanding stock options for the year ended September 30, 2007, were as follows:

	Number of Stock Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term in Years	Aggregate Intrinsic Value ($000’s)
Outstanding at October 1, 2006	2,573,202	$15.25
Granted	428,600	21.88
Exercised	(989,197)	14.60
Forfeited	(37,043)	13.99

Outstanding at September 30, 2007	1,975,562	$17.06	6.26	$17,662

Exercisable at September 30, 2007	1,208,686	$16.84	4.66	$10,975

Vested and expected to vest at September 30, 2007	1,844,165	$17.13	6.18	$16,371

ZOLL Medical Corporation

Notes to Consolidated Financial Statements—(Continued)

The following table summarizes information about stock options outstanding and exercisable at September 30, 2007.

(000’s omitted, except per share data)		Options Outstanding		Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted-Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$ 0.00-$ 6.84	47	1.06	$4.90	47	$4.90
$ 6.85-$10.26	27	3.57	$10.17	27	$10.17
$10.27-$13.68	466	7.81	$11.86	128	$12.16
$13.69-$17.10	366	6.02	$16.15	366	$16.15
$17.11-$20.52	837	5.90	$19.20	521	$18.58
$20.53-$23.94	90	2.98	$21.53	90	$21.53
$23.95-$27.36	109	7.78	$24.98	30	$25.63
$27.37-$30.78	20	9.57	$28.30	—	$—
$30.79-$34.20	14	9.32	$34.20	—	$—

$ 0.00-$34.20	1,976	6.26	$17.06	1,209	$16.84

Total intrinsic value of options exercised in fiscal 2007, 2006, and 2005 was approximately $12,360,000, $769,000 and $846,000 respectively. It is the Company’s policy to issue new shares upon the exercise of options.

The following table summarizes the activity for unvested restricted stock awards for the year ended September 30, 2007:

	Shares	Weighted-Average Fair Value
Unvested at October 1, 2006	38,100	$13.24
Granted	15,975	28.20
Vested	(9,525)	13.24
Forfeited	(1,975)	16.29

Unvested at September 30, 2007	42,575	$18.71

At September 30, 2007, there was approximately $6.0 million of unrecognized compensation cost related to non-vested awards, which we expect to recognize over a weighted-average period of 2.94 years.

Note M-Employee Benefit Plans

Defined contribution retirement plan: ZOLL has a defined contribution retirement plan (the “Plan”) which contains a 401(k) program for all employees with three months of service who have attained 21 years of age. Participants in the Plan may contribute up to 15% of their eligible compensation. The Company may make discretionary matching contributions to the Plan in an amount determined by its Board of Directors. The employer match is currently set at 40% of the employee contribution up to 7% of eligible compensation. In 2007, the Board of Directors approved an increase in the employer match from 33% to 40% of the employee contribution up to 7% of eligible compensation. The Company recorded expense related to Company contributions of approximately $1,038,000, $491,000 and $637,000, in 2007, 2006 and 2005, respectively, related to the Plan. In 2005, employees of ZOLL Circulation, Inc. became eligible to participate in the Plan. In 2006, employees of ZOLL Lifecor, Inc. became eligible to participate in the Plan.

401(k) Salary Deferral Plan: Beginning in 1998, ZOLL Data Systems, Inc. (ZDS) has maintained a retirement savings plan (the “ZOLL Data Systems Plan”) pursuant to which eligible employees may defer compensation for income tax purposes under Section 401(k) of the Internal Revenue Code of 1986. Participants

ZOLL Medical Corporation

Notes to Consolidated Financial Statements—(Continued)

in the ZOLL Data Systems Plan may contribute up to 15% of their eligible compensation, which contributions are matched by ZDS at 50% of the employee contribution up to 6% of eligible compensation. The Company may make discretionary matching contributions to the ZOLL Data Systems Plan in an amount determined by its Board of Directors. ZDS recorded expense related to Company contributions to the ZOLL Data Systems Plan of approximately $118,000, $114,000 and $139,000 in 2007, 2006 and 2005, respectively. The ZOLL Data Systems Plan merged into the ZOLL Plan effective October 1, 2007.

Note N-Segment and Geographic Information

Segment Information: The Company operates in a single business segment: the design, manufacture and marketing of an integrated line of proprietary non-invasive resuscitation devices, and systems used for emergency resuscitation of cardiac arrest victims. In order to make operating and strategic decisions, ZOLL’s chief operating decision-maker (its Chief Executive Officer) evaluates revenue performance based on the worldwide revenues of four customer/product categories. However, due to shared infrastructures, profitability is evaluated based on an enterprise-wide measure. These customer/product categories consist of (1) the sale of resuscitation devices, data management software, and accessories to the North American hospital market, (2) the sale of the same items and data collection management software to North American pre-hospital market, (3) the sale of disposable/other products in North America, and (4) the sale of resuscitation devices and accessories and disposable electrodes and data management software to the international market.

Net sales by customer/product categories were as follows:

(000’s omitted)	2007	2006	2005
Hospital Market-North America	$85,275	$78,093	$72,608
Pre-hospital Market-North America	131,233	101,675	76,891
Other-North America	20,881	19,336	19,628
International Market-excluding North America	72,062	56,529	48,615

	$309,451	$255,633	$217,742

The Company reports assets on a consolidated basis to the chief operating decision maker.

Geographic information: Net sales by major geographical area, determined on the basis of destination of the goods, are as follows:

(000’s omitted)	2007	2006	2005
United States	$222,018	$187,616	$161,495
Foreign	87,433	68,017	56,247

	$309,451	$255,633	$217,742

Long-lived assets located outside the United States are not material.

In each of the years in the three year period ended September 30, 2007, no single customer represented over 10% of the Company’s consolidated net sales.

Note O-Legal Proceedings

As previously reported in earlier filings with the SEC, in the lawsuit against the Company’s wholly owned subsidiary, ZOLL Data Systems, Inc. (“ZDS”) captioned Adept Computer Solutions, Inc. v. ZOLL Data Systems et al, pending in the U.S. District Court for the District of Colorado, the plaintiff is seeking damages for breach

ZOLL Medical Corporation

Notes to Consolidated Financial Statements—(Continued)

of contract, copyright infringement, and violations of the Digital Millennium Copyright Act (“DMCA”). These claims arise out of the incorporation of the plaintiff’s mapping software product into a ZDS product sold to ZDS customers. Following an unsuccessful mediation attempt and discovery, the parties each moved for partial summary judgment as to portions of the case. The presiding judge denied both parties’ motions in May 2007, and the trial of the case is now ongoing. ZDS is defending itself vigorously in this litigation. Plaintiff recently made a settlement demand in the amount of $4.3 million, which the Company deems to be unreasonable in light of its assessment of its potential liability in the matter. Although ZDS made unauthorized copies of plaintiff’s software program based on the expectation that it would reach an agreement with plaintiff on an appropriate royalty and other licensing terms, the Company believes that any liability ZDS may have to the plaintiff should be substantially less than the plaintiff’s demand. However, the litigation process is inherently uncertain, and the Company can make no assurances as to the ultimate outcome of this matter.

The Company is, from time to time, involved in the normal course of its business in various other legal proceedings, including intellectual property, contract, employment and product liability suits. Although the Company is unable to quantify the exact financial impact of any of these matters, it believes that none of these other currently pending matters will have an outcome material to its financial condition or business.

Note P-Quarterly Financial Data (Unaudited)

Summarized quarterly financial data for 2007 and 2006 is as follows:

	Quarter Ended
(000’s omitted, except per share data)	Sept. 30, 2007	July 1, 2007	April 1, 2007	Dec. 31, 2006
Net sales	$92,785	$79,232	$70,839	$66,595
Gross profit	51,162	43,628	38,019	35,978
Income from operations	9,888	5,489	4,016	2,650
Net income	6,825	4,313	3,172	2,352
Basic earnings per common share	$0.33	$0.21	$0.16	$0.12
Diluted earnings per common and equivalent share	$0.33	$0.21	$0.15	$0.12

	Quarter Ended
(000’s omitted, except per share data)	Oct. 1, 2006	July 2, 2006	April 2, 2006	Jan. 1, 2006
Net sales	$74,177	$65,754	$58,767	$56,935
Gross profit	41,525	35,907	31,257	30,545
Income from operations	7,567	3,333	2,775	1,382
Net income	5,396	2,530	2,082	1,132
Basic earnings per common share	$0.28	$0.13	$0.11	$0.06
Diluted earnings per common and equivalent share	$0.28	$0.13	$0.10	$0.06

Certain prior period amounts have been reclassified to conform to the current period presentation with no impact on either net income or earnings per share.

As discussed in Note A, the Company’s financial statements are prepared on a fiscal year basis ending on the last Sunday closest to September 30. The years ended September 30, 2007, October 1, 2006 and October 2, 2005 all included 52 weeks.

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

Changes in Internal Control Over Financial Reporting

There were no significant changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2007 and through the date of this filing of Form 10-K that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of September 30, 2007.

The effectiveness of our internal control over financial reporting as of September 30, 2007 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report below.

/S/ RICHARD A. PACKER	/S/ A. ERNEST WHITON
Richard A. Packer	A. Ernest Whiton
Chief Executive Officer and President	Vice President of Administration and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of ZOLL Medical Corporation:

We have audited ZOLL Medical Corporation’s internal control over financial reporting as of September 30, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). ZOLL Medical Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Controls Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, ZOLL Medical Corporation maintained, in all material respects, effective internal control over financial reporting as of September 30, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2007 consolidated financial statements of ZOLL Medical Corporation and our report dated December 12, 2007 expressed an unqualified opinion thereon.

/s/    ERNST & YOUNG LLP

December 12, 2007

Boston, Massachusetts

Item 9B. Other Information.

Not Applicable.

Part III

Item 10. Directors, Executive Officers and Corporate Governance.

The Company’s Board of Directors currently consist of seven members, divided into three classes, with the directors of each class serving for a term of three years. The following are the members of the Board:

Class I Directors (terms expire at 2008 Annual Meeting)

Daniel M. Mulvena

Principal, Commodore Associates, Inc. (consulting)

Benson F. Smith

Chief Executive Officer, BFS & Associates LLC (strategic planning and ventures investing)

John J. Wallace

Consultant

Class II Directors (terms expire at 2009 Annual Meeting)

Thomas M. Claflin, II

Principal, Claflin Capital Management, Inc. (venture capital)

Richard A. Packer

Chairman and Chief Executive Officer, ZOLL Medical Corporation

Class III Directors (terms expire at 2010 Annual Meeting)

James W. Biondi, M.D.

Chairman of the Board, Cardiopulmonary Corporation and Ivy Biomedical Systems, Inc.

Robert J. Halliday

Executive Vice President and Chief Financial Officer, Varian Semiconductor Equipment Associates, Inc.

Information required with respect to compliance with Section 16(a) of the Exchange Act appears under the caption Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement, which is incorporated herein by reference.

The information relating to our Audit Committee and our Audit Committee financial expert under the headings “The Board of Directors and its Committees—Audit Committee” in the Company’s Proxy Statement is incorporated herein by reference.

The information relating to any material changes to our procedures by which security holders may recommend nominees to our Board of Directors under the heading “The Board of Directors and its Committees—Nominating and Corporate Governance Committee” in the Company’s Proxy Statement is incorporated herein by reference.

The information relating to our executive officers in response to this item is contained in part under the caption “Executive Officers of the Registrant” in Part I of this Annual Report on Form 10-K and the remainder is incorporated herein by reference to our Proxy Statement.

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

Item 11. Executive Compensation.

The discussion under the headings “Executive Compensation,” “Director Compensation,” “Compensation Discussion and Analysis,” “Compensation Committee Report,” and “Compensation Committee Interlocks and Insider Participation” in the Company’s Proxy Statement is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item is incorporated by reference from the Proxy Statement under the captions “Proposal 1—Election of Directors” and “Other Matters—Principal and Management Stockholders”. See also “Equity Compensation Plan Information” under Part II, Item 5 of this Annual Report on Form 10-K.

Item 13. Certain Relationships and Related Transactions and Director Independence.

The information required by this Item is incorporated by reference from the Proxy Statement under the captions Certain Relationships and Related Party Transactions” and “The Board of Directors and its Committees—Director Independence.”

Item 14. Principal Accounting Fees and Services.

The information required by this Item is incorporated by reference from the Proxy Statement under the caption “Independent Registered Public Accounting Firm”.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

Classifications	Balance Beginning of Period	Additions Charged to Costs and Expenses	Deductions	Balance At End of Period
Year Ended September 30, 2007 Allowance for doubtful accounts	$7,897,000	$1,016,000	$475,000	$8,438,000

Year Ended October 1, 2006 Allowance for doubtful accounts	$5,555,000	$2,409,000	$67,000	$7,897,000

Year Ended October 2, 2005 Allowance for doubtful accounts	$4,855,000	$1,991,000	$1,291,000	$5,555,000

Part IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1)	The following Consolidated Financial Statements, Notes thereto and Report of Independent Registered Public Accounting Firm are set forth under Item 8:

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

(a)(3)	The following is a complete list of Exhibits filed or incorporated by reference as part of this report:

Exhibit No.	Exhibit

3.1	Restated Articles of Organization. (2)

3.2	Articles of Amendment to the Restated Articles of Organization. (16)

3.3	Amended and Restated By-laws. (2)

3.4	Certificate of Amendment to the Company’s Amended and Restated By-laws. (17)

4.1	Shareholders Rights Agreement between the Company and State Street Bank and Trust Company, dated as of June 8, 1998. (5)

10.1	Amended and Restated 2001 Stock Incentive Plan, as amended through January 25, 2006 (9)*

10.2	1992 Stock Option Plan. (2)*

10.3	1983 Incentive Stock Option Plan, as amended and restated February 6, 1990. (2)*

10.4	Revolving Loan and Security Agreement dated March 9, 1992 between the Company and Brown Brothers Harriman & Co. (2)

10.5	2006 Non-Employee Director Stock Option Plan (9)*

10.6	Form of Non-Qualified Stock Option Agreement under the 2006 Non-Employee Director Stock Option Plan (9)*

10.7	Form of Restricted Stock Award Agreement under Amended and Restated 2001 Stock Incentive Plan (9)*

10.8	Form of Non-Qualified Stock Option Agreement under Amended and Restated 2001 Stock Incentive Plan (9)*

10.9	Employment Agreement dated July 19, 1996 between the Company and Richard A. Packer regarding Mr. Packer’s employment. (3)*

10.10	Non Employee Directors’ Stock Option Plan. (6)*

10.11	Senior Executive Severance Agreement dated January 21, 2000 between the Company and Richard A. Packer. (7)*

10.12	Amended and Restated Executive Severance Agreement dated April 1, 2002 between the Company and A. Ernest Whiton. (10)*

10.13	Amended and Restated 2001 Stock Incentive Plan (14)*

10.14	Form of Incentive Option Agreement under the 2001 Stock Incentive Plan (14)*

10.15	Executive Severance Agreements by and between the Company and each of Ward Hamilton, Donald Boucher, E. J. Jones, Steve Flora and Edward Dunn. (10)*

10.16	Form of Non-Qualified Stock Option Agreement under the ZOLL Medical Corporation 1996 Non-Employee Directors Stock Option Plan (11)*

10.17	Amendment dated September 14, 2005 to Master Agreement and Asset Purchase Agreement dated March 29, 2004 among the Company, LC Acquisition Corporation, and LifeCor, Inc. (12)

10.18	License and Supply Agreement between ZOLL Medical Corporation and LifeCor, Inc., dated March 29, 2004. (15)

10.19	Form of Additional Advance Note to be issued to the Company by LifeCor, Inc. (12)

10.20	Master Agreement by and Among the Company, LC Acquisition Corporation and LifeCor, Inc. dated March 29, 2004. (12)

10.21	Asset Purchase Agreement by and Among the Company, LC Acquisition Corporation and LifeCor, Inc. dated March 29, 2004. (12)

10.22	Executive Severance Agreement between the Company and Alexander Moghadam dated August 10, 2005 (13)*

10.23	First Amendment to the 1992 Stock Option Plan. (6)*

10.24	Second Amendment to the 1992 Stock Option Plan. (6)*

10.25	Third Amendment to the 1992 Stock Option Plan. (1)*

10.26	Fourth Amendment to the 1992 Stock Option Plan. (1)*

10.27	Form of Non-Qualified Stock Option Agreement under the 2001 Stock Incentive Plan. (14)*

14.0	Code of Conduct (8)

21.1	Subsidiaries of the Company (4)

23.1	Consent of Ernst & Young LLP (4)

24.0	Power of Attorney (4) included in signature page

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (4)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (4)

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (4)

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (4)

Footnotes:

(1)	Incorporated by reference from the Company’s Registration Statement on Form S-8, under the Securities Act of 1933 (Registration Statement No. 333-101839 filed with the SEC on December 13, 2002).
(2)	Incorporated by reference from the Company’s Registration Statement on Form S-1, as amended, under the Securities Act of 1933 (Registration Statement No. 333-47937 filed with the SEC on May 15, 1992).
(3)	Incorporated by reference from the Company’s Annual Report for 1996 on Form 10-K, as amended, filed with the Securities and Exchange Commission on December 27, 1996. (SEC File # 0-20225)
(4)	Filed herewith.

(5)	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 11, 1998. (SEC File # 0-20225)
(6)	Incorporated by reference from the Company’s Registration Statement on Form S-8, under the Securities Act of 1933 (Registration Statement No. 333-68401 filed with the SEC on December 4, 1998).
(7)	Incorporated by reference from the Company’s Annual Report for 2000 on Form 10-K, as amended, filed with the Securities and Exchange Commission on December 29, 2000. (SEC File # 0-20225)
(8)	Incorporated by reference from the Company’s Annual Report for 2003 on Form 10-K, filed with the Securities and Exchange Commission on December 19, 2003.
(9)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on February 10, 2006.
(10)	Incorporated by reference from the Company’s Annual Report for 2004 on Form 10-K, filed with the Securities and Exchange Commission on December 17, 2004.
(11)	Incorporated by reference from the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 15, 2004.
(12)	Incorporated by reference from the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 20, 2005.
(13)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 3, 2005, filed with the Securities and Exchange Commission on August 12, 2005.
(14)	Incorporated by reference to the Company’s Registration Statement on Form S-8, under the Securities Act of 1933 (Registration Statement No. 333-120310 filed with the SEC on November 9, 2004).
(15)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 12, 2006.
(16)	Incorporated by reference from the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 13, 2007.
(17)	Incorporated by reference from the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 25, 2007.
*	Represents management contract or compensatory plan arrangements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on December 13, 2007.

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

SIGNATURE	TITLE	DATE

/s/ RICHARD A. PACKER Richard A. Packer	Chairman, Chief Executive Officer and President (Principal Executive Officer)	December 13, 2007

/s/ A. ERNEST WHITON A. Ernest Whiton	Chief Financial Officer (Principal Financial and Accounting Officer)	December 13, 2007

/s/ THOMAS M. CLAFLIN, II Thomas M. Claflin, II	Director	December 13, 2007

/s/ JAMES W. BIONDI, M.D. James W. Biondi, M.D.	Director	December 13, 2007

/s/ DANIEL M. MULVENA Daniel M. Mulvena	Director	December 13, 2007

/s/ BENSON F. SMITH Benson F. Smith	Director	December 13, 2007

/s/ ROBERT J. HALLIDAY Robert J. Halliday	Director	December 13, 2007

/s/ JOHN J. WALLACE John J. Wallace	Director	December 13, 2007