Form 10-Q
period 2007-12-30
ZOLL MEDICAL CORP
filed 2008-02-05
CIK 887568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended December 30, 2007.

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

Large accelerated filer  ☐    Accelerated filer  ☒     Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

Class	Outstanding at February 1, 2008
Common Stock, $0.01 par value	20,732,408

This document consists of 40 pages.

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

ZOLL MEDICAL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(000’s omitted, except per share data)

(Unaudited)

	December 30, 2007	September 30, 2007
ASSETS
Current assets:
Cash and cash equivalents	$30,300	$37,631
Short-term investments	20,656	19,767
Accounts receivable, less allowance of $8,773 at December 30, 2007, and $8,438 at September 30, 2007	78,629	78,086
Inventories:
Raw materials	24,495	22,500
Work-in-process	6,556	5,783
Finished goods	27,318	29,646

	58,369	57,929
Prepaid expenses and other current assets	11,860	11,809

Total current assets	199,814	205,222

Property and equipment, at cost:
Land, building and building improvements	1,192	1,184
Machinery and equipment	71,129	66,705
Construction in progress	3,308	2,388
Tooling	15,358	15,255
Furniture and fixtures	3,863	3,813
Leasehold improvements	5,347	5,357

	100,197	94,702
Less: accumulated depreciation	65,503	62,198

Net property and equipment	34,694	32,504

Investments	1,310	1,310
Notes receivable	2,274	2,025
Goodwill	37,360	37,414
Patents and developed technology, net	22,129	22,591
Deferred tax asset	4,579	4,579
Intangibles and other assets, net	13,847	13,793

	$316,007	$319,438

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$20,797	$21,860
Deferred revenue	20,827	25,549
Accrued expenses and other liabilities	35,745	36,243

Total current liabilities	77,369	83,652

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, authorized 1,000 shares, none issued and outstanding; Common stock, $0.01 par value, authorized 38,000 shares, 20,687 and 20,438 issued and outstanding at December 30, 2007 and September 30, 2007, respectively	207	204
Capital in excess of par value	146,416	145,471
Accumulated other comprehensive loss	(7,418)	(6,516)
Retained earnings	99,433	96,627

Total stockholders’ equity	238,638	235,786

	$316,007	$319,438

See notes to unaudited condensed consolidated financial statements.

ZOLL MEDICAL CORPORATION

CONDENSED CONSOLIDATED INCOME STATEMENTS

(000’s omitted, except per share data)

(Unaudited)

	Three Months Ended
	December 30, 2007	December 31, 2006
Net sales	$93,015	$66,595
Cost of goods sold	47,870	30,617

Gross profit	45,145	35,978
Expenses:
Selling and marketing	25,128	20,769
General and administrative	7,610	6,176
Research and development	7,832	6,383

Total expenses	40,570	33,328

Income from operations	4,575	2,650
Investment and other income	393	661

Income before income taxes	4,968	3,311
Provision for income taxes	1,788	959

Net income	$3,180	$2,352

Basic earnings per common share	$0.15	$0.12

Weighted average common shares outstanding	20,712	19,776
Diluted earnings per common and common equivalent share	$0.15	$0.12

Weighted average common and common equivalent shares outstanding	21,081	20,238

See notes to unaudited condensed consolidated financial statements.

ZOLL MEDICAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(000’s omitted)

(Unaudited)

	Three Months Ended
	December 30, 2007	December 31, 2006
OPERATING ACTIVITIES:
Net income	$3,180	$2,352
Charges not affecting cash:
Depreciation and amortization	4,088	2,872
Stock-based compensation expense	592	263
Changes in current assets and liabilities:
Accounts receivable	(281)	(1,420)
Inventories	(1,341)	(5,229)
Prepaid expenses and other current assets	(31)	(459)
Accounts payable, accrued expenses and deferred revenues	103	(1,535)

Cash provided by (used for) operating activities	6,310	(3,156)
INVESTING ACTIVITIES:
Purchases of marketable securities	(4,972)	(7,340)
Sales of marketable securities	4,083	6,162
Additions to property and equipment	(5,458)	(2,851)
Milestone payments related to prior years’ acquisitions	(6,816)	(522)
Other assets, net	(631)	(68)

Cash used for investing activities	(13,794)	(4,619)
FINANCING ACTIVITIES:
Exercise of stock options	251	8,012
Tax benefit from the exercise of stock options	—	1,747

Cash provided by financing activities	251	9,759
Effect of exchange rates on cash and cash equivalents	(98)	238

Net (decrease) increase in cash and cash equivalents	(7,331)	2,222
Cash and cash equivalents at beginning of period	37,631	42,831

Cash and cash equivalents at end of period	$30,300	$45,053

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period:
Income taxes	$815	$676
Non-cash activity during the period:
Common stock issued at fair value for acquisition of Revivant	$5,756	$1,296

See notes to unaudited condensed consolidated financial statements.

ZOLL MEDICAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting only of adjustments of a normal recurring nature) considered necessary for a fair presentation have been included. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Examples include provisions for returns, bad debts and the estimated lives of fixed assets. Actual results may differ from these estimates. The results for the interim periods are not necessarily indicative of results to be expected for the entire year. The information contained in the interim financial statements should be read in conjunction with the Company’s audited financial statements as of and for the year ended September 30, 2007 included in its Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on December 13, 2007.

Certain amounts in prior year financial statements have been reclassified to conform to current year presentation with no impact on net income or earnings per share. In the fourth quarter of fiscal 2007, the Company changed the presentation of amounts received from the resale of used trade-in equipment and customer charges for technical service to a gross basis as opposed to a net basis. Historically, the Company had treated the sale of trade-in equipment it accepted from customers on the sale of new equipment as the liquidation of a receivable rather than revenue. Similarly, the Company recorded certain amounts received from service customers as a reimbursement of expenses rather than as revenue. This reclassification is immaterial to all periods presented and has no impact on net income or earnings per share. Although these amounts are currently immaterial, it is possible that in the future they could increase as business grows.

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

Net sales by customer/product categories were as follows:

	Three Months Ended
(000’s omitted)	December 30, 2007	December 31, 2006
Hospital Market—North America	$33,217	$17,990
Pre-hospital Market—North America	32,457	26,946
Other—North America	5,256	5,245
International Market	22,085	16,414

	$93,015	$66,595

The Company reports assets on a consolidated basis to the chief operating decision maker.

Geographic information: Net sales by major geographical area, determined on the basis of destination of the goods, are as follows:

	Three Months Ended
(000’s omitted)	December 30, 2007	December 31, 2006
United States	$68,338	$47,361
Foreign	24,677	19,234

	$93,015	$66,595

No individual foreign country represented 10% or more of our revenues for the three months ended December 30, 2007 and December 31, 2006, respectively.

3. Comprehensive Income

The Company computes comprehensive income in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 130 (“SFAS 130”) “Reporting Comprehensive Income.” SFAS 130 establishes standards for the reporting and display of comprehensive income and its components in financial statements. Other comprehensive income, as defined, includes all changes in equity during a period from non-owner sources, such as unrealized gains and losses on available-for-sale securities, and foreign currency translation. Total comprehensive income for the three months ended December 30, 2007 and December 31, 2006, respectively, was as follows:

	Three Months Ended
(000’s omitted)	December 30, 2007	December 31, 2006
Net income	$3,180	$2,352
Unrealized (loss) gain on available-for-sales securities	(16)	3
Foreign currency translation adjustment	(886)	(191)

Total comprehensive income	$2,278	$2,164

4. Stock Option Plans

At December 30, 2007, the Company had two active stock-based compensation plans under which stock-based grants may be issued, and two other stock-based compensation plans under which grants are no longer being made. No further grants are being made under the Company’s 1992 Stock Option Plan (“1992 Plan”) and 1996 Non-Employee Directors’ Stock Option Plan (“1996 Plan”), and option grants remain outstanding under both plans. The Company’s active plans are the Amended and Restated 2001 Stock Incentive Plan (“2001 Plan”) and the 2006 Non-Employee Director Stock Option Plan (“2006 Plan”).

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

As a result of adopting SFAS 123R, stock-based compensation charges totaled approximately $592,000 during the three months ended December 30, 2007 and totaled approximately $263,000 during the three months ended December 31, 2006. The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions for the three months ended December 30, 2007 and December 31, 2006:

	2008	2007
Dividend yield	0%	0%
Expected volatility	47.0%	46.8%
Risk-free interest rate	3.17%	4.69%
Expected lives (years)	6.25	6.25

At December 30, 2007, there was approximately $7.4 million of unrecognized compensation cost related to non-vested awards, which we expect to recognize over a weighted-average period of 3.0 years.

The weighted-average, grant-date fair value of options granted (estimated using the Black-Scholes option-pricing model) was $11.46 and $10.54 for the three months ended December 30, 2007 and December 31, 2006, respectively. During the three months ended December 30, 2007, the Company issued 28,516 shares of Common Stock pursuant to exercised options for proceeds of approximately $251,000. Total intrinsic value of options exercised for the three months ended December 30, 2007 and December 31, 2006 was approximately $107,000 and $5.4 million, respectively. It is the Company’s policy to issue new shares upon the exercise of options.

The following table summarizes the status of outstanding stock options as of December 30, 2007, as well as changes during the three months ended December 30, 2007:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term in Years	Aggregate Intrinsic Value ($000’s)
Outstanding at September 30, 2007	1,975,562	$17.06
Granted	185,000	23.05
Exercised	(28,516)	8.80
Forfeited	—	—

Outstanding at December 30, 2007	2,132,046	$17.69	6.40	$18,859

Exercisable at December 30, 2007	1,336,920	$16.89	4.93	$12,812

The following table summarizes the status of unvested restricted stock awards as of December 30, 2007, as well as changes during the three months ended December 30, 2007:

	Shares	Weighted-Average Fair Value
Unvested at September 30, 2007	42,575	$18.71
Granted	—	—
Vested	—	—
Forfeited	(325)	17.87

Unvested at December 30, 2007	42,250	$18.72

5. Earnings per Share

The shares used for calculating basic earnings per share of Common Stock were the weighted average shares of Common Stock outstanding during the period, and the shares used for calculating diluted earnings per share of Common Stock were the weighted average shares of Common Stock outstanding during the period plus the dilutive effect of stock options and restricted stock.

	Three Months Ended
(000’s omitted)	December 30, 2007	December 31, 2006
Average shares outstanding for basic earnings per share	20,712	19,776
Dilutive effect of stock options	369	462

Average shares outstanding for diluted earnings per share	21,081	20,238

Average shares outstanding for diluted earnings per share for the three months ended December 30, 2007 and December 31, 2006 does not include options to purchase 686,000 and 346,000 shares of Common Stock, respectively, as their effect would have been antidilutive.

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

The Company had one foreign currency forward contract outstanding at December 30, 2007, serving to mitigate the foreign currency risk of a substantial portion of our Euro-denominated intercompany balances, in the notional amount of approximately 7 million Euros. There is no unrealized gain or loss on the net settlement amount of this contract at December 30, 2007. Net realized losses from foreign currency forward contracts totaled $212,000 during the quarter ended December 30, 2007, compared to net realized losses of $110,000 for the prior year’s quarter. Both amounts are included in the consolidated income statement within “investment and other income.”

As of December 30, 2007, the Company had contracts outstanding to serve as a hedge of our forecasted sales to our subsidiaries totaling $11.5 million all maturing in less than twelve months. Because these derivatives did not qualify for hedge accounting in accordance with SFAS 133R, the Company entered into offsetting derivatives. All of the contracts have been marked to market with changes in fair value recorded to earnings. As of December 30, 2007, the net settlement amount on these contracts was an unrealized loss of approximately $283,000. The Company believes there is no further exposure under these contracts as they effectively offset each other. Net realized losses were approximately $122,000 for the quarter ended December 30, 2007 and $0 for the quarter ended December 31, 2006, and were recorded in “investment and other income” in the consolidated statement of income.

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

Product warranty activity for the three months ended December 30, 2007 and December 31, 2006 is as follows:

(000’s omitted)	Beginning Balance	Accruals for Warranties Issued During the Period	Decrease to Preexisting Warranties	Ending Balance
December 30, 2007	$3,328	$521	$458	$3,391
December 31, 2006	$3,614	$443	$417	$3,640

8. Acquisitions

BIO-key International, Inc.’s Fire Records Management Software Business

On May 22, 2007, the Company acquired a fire records management software business as a result of an asset acquisition from BIO-key International, Inc., a public company that provides mobile and wireless solutions for public safety. The Company paid approximately $7 million in cash for the business, and the assets acquired in this acquisition are being utilized as part of the Company’s data management business. The Company believes that the acquisition presents an opportunity to further penetrate the fire department market in conjunction with the Company’s current data management and medical equipment products.

The following is a summary of the Company’s estimate of the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

(000’s omitted)
Assets:
Current assets	$223
Property and equipment	34
Intangible assets subject to amortization (estimated 9 year weighted-average useful life)	1,890
Intangible assets not subject to amortization	450
Goodwill	5,198

Total assets acquired:	7,795
Liabilities:
Current liabilities	146
Other liabilities	689

Total liabilities assumed:	835

Purchase Price	$6,960

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

Assets of Radiant Medical, Inc.

On September 18, 2007, the Company acquired certain assets from Radiant Medical, Inc. (“Radiant”), a private medical technology company developing endovascular temperature therapy products. At the time of the purchase, Radiant was ceasing operations, and in the opinion of the Company, Radiant had one of the best technologies in the emerging therapeutic hypothermia market and an extensive intellectual property portfolio. The Company believes that the acquisition presents an opportunity to broaden the Company’s resuscitation strategy into the area of induced hypothermia, which is emerging as a standard treatment for resuscitated patients. The Company paid approximately $5.8 million in cash for the assets, which primarily consist of patented technology, and the assets acquired in this acquisition will be utilized at the Company’s Sunnyvale, California subsidiary, ZOLL Circulation, Inc.

Contingent Consideration for Prior Period Acquisitions

The terms of the March 2004 acquisition of the assets of Infusion Dynamics, Inc. (“Infusion Dynamics”) and the April 2006 acquisition of the assets of Lifecor, Inc. (“Lifecor”), provide for possible annual earn-out payments based upon revenue growth over a multi-year period. Such payments may be due with respect to Infusion Dynamics and Lifecor through fiscal 2011. Because the prospective earn-out payments for Infusion Dynamics and Lifecor will be based upon revenue growth over several years, a reasonable estimate of the future payment obligations cannot be determined. The annual earn-out payments will be recorded as an additional cost of the purchase and recorded as goodwill if the revenue growth specified in the respective acquisition agreements is achieved and becomes payable.

For fiscal 2007, which was the final earn-out period in connection with the acquisition of Revivant Corporation (“Revivant”), the Company paid approximately $9.4 million to the former shareholders of Revivant. Of this amount approximately $3.6 million was in the form of cash and the remainder was in the form of 220,864 shares of the Company’s Common Stock. The Company paid approximately $2.4 million and $1.6 million in earn-out payments for fiscal years 2006 and 2005, respectively, to the former shareholders of Revivant. Of these amounts approximately $1.2 million (in fiscal 2006) and $783,000 (in fiscal 2005) in cash was paid to the former shareholders of Revivant, and the remainder of these earn-outs for fiscal 2006 and 2005 were in the form of 72,128 shares and 47,600 shares, respectively, of the Company’s Common Stock.

Annual earn-out payments to former shareholders of Infusion Dynamics, in the form of cash, for fiscal 2007, 2006 and 2005 were approximately $11,000, $445,000 and $544,000, respectively. The annual earn-out payments to the former shareholders of Lifecor for fiscal 2007 and 2006 were approximately $3.2 million and $77,000, respectively.

9. Intangibles and Other Assets

Intangibles and other assets consist of:

		December 30, 2007		September 30, 2007
(000’s omitted)	Weighted Average Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Prepaid license fees	18 years	$10,777	$2,652	$10,709	$2,516
Patents and developed technology	12 years	28,143	6,014	28,032	5,441
Customer-related intangibles	10 years	4,750	794	4,600	633
Intangible assets not subject to amortization	—	890	—	890	—
Other assets	—	2,836	1,960	2,631	1,888

		$47,396	$11,420	$46,862	$10,478

Amortization of acquired intangibles for the three months ended December 30, 2007 and December 31, 2006 was approximately $728,000 and $567,000, respectively, and is included in operating expenses in the consolidated income statement.

10. Income Taxes

The Company’s effective tax rate for the three months ended December 30, 2007 was 36%, as compared to the effective tax rate of 29% for the three months ended December 31, 2006. The difference in the effective tax rate is due to the fact that the U.S. Congress has not extended the research and development tax credit. During the first quarter of fiscal 2008, these charges resulted in only one-quarter of a full-year credit being included in our annual rate calculation as opposed to a full-year projected credit in the comparable prior-year period. The prior-year rate had the benefit of a discrete $176,000 U.S. research and development tax credit recorded during the quarter ended December 31, 2006, due to the enactment into law of the Tax Relief and Healthcare Act of 2006 on December 20, 2006.

Effective October 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.” As a result of the implementation of Interpretation No.48, we recognized an increase of approximately $374,000 in our liability for unrecognized tax benefits. All of this increase was reflected as a reduction to the October 1, 2007 balance of retained earnings. At the adoption date of October 1, 2007, we had $1.3 million of gross unrecognized tax benefits, which, if recognized, would affect our effective tax rate. At December 30, 2007, we had $1.6 million of gross unrecognized tax benefits, all of which, if recognized, would affect our effective tax rate.

We are subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions. We have concluded all U.S. federal, state and foreign income tax matters through fiscal 2003.

We do not currently have any income tax audits in progress and, therefore, foresee little change in our current reserve for uncertain tax positions in the next twelve months. Our historical practice was, and continues to be, to recognize interest and penalties related to income tax matters in income tax expense. We had $315,000 accrued for interest and penalties at the time of adoption of Interpretation No. 48 and $340,000 at December 30, 2007.

11. Legal Proceedings

On December 14, 2007, the jury in the lawsuit captioned Adept Computer Solutions, Inc. v. ZOLL Data Systems, Inc. reached a verdict. The jury found that the Company’s wholly owned subsidiary, ZOLL Data Systems, Inc. (“ZDS”), was liable to the plaintiff for copyright infringement, breach of contract and violations of the Digital Millennium Copyright Act, and awarded damages to the plaintiff of approximately $512,000 which is accrued as of December 30, 2007. Taking into account the amount previously accrued by the Company with respect to this lawsuit, this award will not have a material adverse effect on the Company’s financial condition.

The Court is expected to determine in early 2008 whether ZDS will have liability for any of the plaintiff’s legal fees and/or costs, and the amount of prejudgment interest to which the award will be subject.

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

12. State of California Order

In the fourth quarter of fiscal 2007, the Company was awarded a contract of approximately $11.6 million with a contractor hired by the State of California to supply defibrillators and accessories. The contract also includes preventative maintenance and storage services for certain defibrillators and accessories over a five-year period. Based on the award, the Company shipped the defibrillators and accessories (“equipment”) in three installments over the course of four months beginning in the fourth quarter of fiscal 2007 and ended in the first quarter of fiscal 2008. Title and risk of loss for this equipment pass to the customer upon shipment. At the request of the State, the equipment was shipped to three warehouse locations within California in order to provide for rapid deployment in the case of an emergency. At the request of the customer, the Company has provided assistance with the leasing of warehouse facilities. Due to the requirement that they be deployed at a moment’s notice in the event of an emergency, it is important that they are stored in an appropriate condition and location. As a result, the State requested that the Company make arrangements to store and maintain certain of the equipment to ensure it performs when deployed. The Company considered the specific guidance and criteria including bill-and-hold arrangements, as outlined in the Securities and Exchange Commission’s Staff Accounting Bulletin 104, and concluded the Company complies with all of the criteria related to revenue recognition. Individuals with the requisite background, skills and credentials will store and maintain the products. The preventative maintenance services include preventative maintenance on the defibrillator units as well as battery and electrode replacement upon expiration of their shelf life within the five-year period of the contract.

Although the Company delivered the first installment of the equipment during the fourth quarter of the fiscal year ended September 30, 2007, no revenue was recognized since objective and reliable evidence of fair value did not exist for all undelivered elements. The Company recognized approximately $8 million of revenue related to the delivered equipment in the first quarter of fiscal 2008 as we believe objective and reliable evidence of fair value exists for all remaining undelivered elements, including maintenance, storage, insurance and accessories in accordance with EITF 00-21. The remaining amount of consideration will be recognized over a five-year period as the undelivered elements are delivered.

13. Recent Accounting Pronouncements

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

In December 2007, the FASB issued SFAS No. 141 (R) “Business Combinations” (“SFAS 141R”). SFAS 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. SFAS 141R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance will become effective as of the beginning of the Company’s fiscal year beginning after December 15, 2008. The Company believes that this new pronouncement will have an immaterial impact on the Company’s financial statements in future periods. SFAS 141R will be adopted on a prospective basis for new acquisitions subsequent to the effective date.

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

In July 2006, the FASB issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes”, an interpretation of FASB Statement No. 109, “Accounting for Income Taxes”, to create a single model to address accounting for uncertainty in tax positions. FIN 48 requires the use of a two-step approach for recognizing and measuring tax benefits taken or expected to be taken in a tax return and disclosures regarding uncertainties in income tax positions, including a roll forward of tax benefits taken that do not qualify for financial statement recognition. The cumulative effect of initially adopting FIN 48 will be recorded as an adjustment to opening retained earnings for that year and will be presented separately. FIN 48 is effective with fiscal years beginning after December 15, 2006. Only tax positions that are more likely than not to be realized at the effective date may be recognized upon adoption of FIN 48. The Company adopted FIN 48 in the first quarter of fiscal 2008. See Note 10 for further discussion.

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

We intend for this discussion and analysis to provide you with information that will assist you in understanding our consolidated financial statements. Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. This discussion and analysis should be read in conjunction with our consolidated financial statements as of December 30, 2007 and for the quarter then ended, and the notes thereto.

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

Three Months Ended December 30, 2007 Compared To Three Months Ended December 31, 2006

Sales

Net sales by customer/product categories are as follows:

(000’s omitted)	December 30, 2007	December 31, 2006	% Change
Devices and Accessories to the Hospital Market-North America	$33,217	$17,990	85%
Devices, Accessories, and Data Management Software to the Pre-hospital Market-North America	32,457	26,946	20%
Other Products to North America	5,256	5,245	0%

Subtotal North America	70,930	50,181	41%
All Products to the International Market	22,085	16,414	35%

Net Sales	$93,015	$66,595	40%

Net sales increased 40% for the three months ended December 30, 2007, compared to the prior-year period.

Sales to the North American hospital market increased approximately $15.2 million, or 85%, compared to the same quarter in the prior year. This increase primarily reflects a higher volume of U.S. military/large government sales of approximately $8.6 million. Included in this $8.6 million is approximately $7.9 million of revenue from the previously disclosed State of California order. Excluding U.S. military/large government sales, North American hospital sales increased $6.6 million, or 42% over the comparable prior-year period. This increase reflects continued acceptance of the new R Series™ defibrillators. The R Series represented approximately 50% of the professional defibrillators sold in the Hospital market after only nine months of shipments. The remaining increase relates to increased volume of AEDs of approximately $2.1 million.

Sales to the North American pre-hospital market increased approximately $5.5 million, or 20%, compared to the same period a year ago. Of the products sold into this market, AEDs, data management software, LifeVest and professional defibrillators contributed over $1 million each to the growth year-over-year.

International sales increased approximately $5.7 million, or 35%, in comparison to the prior-year period, driven by increased sales volume of professional defibrillators and AEDs. Sales by our international subsidiaries, excluding the favorable impact of foreign currency fluctuations of approximately $1.1 million, increased approximately $438,000 and were particularly strong in the UK. Sales to our international distributors increased approximately $4.2 million, predominantly driven by increased sales in the Middle East, Russia and Latin America.

Total sales of the AutoPulse® product in all our markets were flat at approximately $2.7 million in comparison with the prior-year quarter. The prior year first-quarter shipments included shipments filling Q4 2006 backlog. The Q4 2007 AutoPulse backlog was considerably smaller than the Q4 2006 level. We continue to believe the long-term outlook for the AutoPulse is strong as orders increased approximately 40% in comparison with the prior-year period.

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

Gross margin for the three months ended December 30, 2007 decreased from approximately 54% to approximately 49% as compared to the same period in the prior year. Our margin decreased approximately four percentage points due to the margins recognized with respect to the State of California order. Although this order is expected to generate an overall gross margin of approximately 30%, applying the guidance prescribed by FASB EITF 00-21, we have only recognized gross margin of approximately 13% on shipments made to date. The remaining California revenue, with a gross margin approximating 65% will be recognized over the next five years as the undelivered service elements are performed. The remaining decrease in gross margin was primarily a result of increased International sales to distributors, which typically carry lower-than-average margins.

Backlog

Backlog decreased to approximately $16 million at December 30, 2007 as compared to approximately $24 million at the end of the fourth quarter of 2007. This reduction reflected shipment of equipment related to our California order. Significant factory resources were allocated to the shipment of the California-related products during Q1. Had these resources not been committed to this effort, other higher margin orders would have been shipped, resulting in a lower, more typical level of backlog. Typically, our backlog decreases during the first and second quarters and increases during the fourth quarter due to the purchasing practices of our customers. We believe the maintenance of a modest backlog will help improve our efficiency, lower our costs and improve our profitability as it will make it less likely that we will be required to incur substantial additional costs at the end of the quarter. Due to possible changes in delivery schedules, cancellation of orders and delays in shipments, our backlog at any particular date is not necessarily an accurate predictor of revenue for any succeeding period.

Costs and Expenses

Operating expenses for the three months ended December 30, 2007 and December 31, 2006 were as follows:

(000’s omitted)	December 30, 2007	% of Sales	December 31, 2006	% of Sales	Change %
Selling and marketing	$25,128	27%	$20,769	31%	21%
General and administrative	7,610	8%	6,176	9%	23%
Research and development	7,832	8%	6,383	10%	23%

Total expenses	$40,570	44%	$33,328	50%	22%

As a percentage of sales, total operating expenses for the three months ended December 30, 2007 decreased approximately 6% as compared to the three months ended December 31, 2006. Of this decline, 4% was attributed to relatively little incremental operating expenses associated with the revenue obtained from the California order.

As a percentage of sales, selling and marketing expenses for the three months ended December 30, 2007 decreased approximately 4% as compared to the three months ended December 31, 2006. Of this decline, 3% was attributed to selling and marketing expense leverage associated with the revenue from the California order. Selling and marketing expenses increased approximately $4.4 million for the three months ended December 30, 2007 compared to the three months ended December 31, 2006. The majority of this increase included higher personnel-related expenses for the sales force and related sales organization, including commissions, salaries, and fringe benefits of approximately $2.4 million. These items include the impact of hiring additional salespeople.

As a percentage of sales, general and administrative expenses decreased approximately 1% compared to the three months ended December 31, 2006. This percentage decrease was attributed to leverage associated with the revenue from the California order. General and administrative expenses increased approximately $1.4 million for the three months ended December 30, 2007 compared to the three months ended December 31, 2006. This increase primarily related to increased legal-related costs.

As a percentage of sales, research and development expenses for the three months ended December 30, 2007 decreased by 2% compared to the three months ended December 31, 2006. Half of this percentage decrease was attributed to leverage asssociated with the revenue from the California order. Research and development expenses increased by approximately $1.4 million for the three months ended December 30, 2007 compared to the three months ended December 31, 2006, due to the increased clinical trial work and personnel-related costs for additional research and development staff.

Income Taxes

Our effective tax rate for the three months ended December 30, 2007 was 36%, and 29% the three months ended December 31, 2006.

The difference in our effective tax rate is due to the fact that the U.S. Congress has not extended the research and development tax credit. During the first quarter of fiscal 2008, only one-quarter of a full-year research and development credit is being included in our annual rate calculation as opposed to a full-year projected credit in the comparable prior-year period. The prior-year rate also had the benefit of a discrete $176,000 U.S. research and development tax credit recorded during the quarter ended December 31, 2006, due to the enactment into law of the Tax Relief and Healthcare Act of 2006 on December 20, 2006.

Effective October 1, 2007, we adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.” As a result of the implementation of Interpretation No.48, we recognized approximately $374,000 of increase in our liability for unrecognized tax benefits. All of this increase was reflected as a reduction to the October 1, 2007 balance of retained earnings. At the adoption date of October 1, 2007, we had $1.3 million of gross unrecognized tax benefits, which, if recognized, would affect our effective tax rate. At December 30, 2007, we had $1.6 million of gross unrecognized tax benefits, all of which, if recognized, would affect our effective tax rate.

We are subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions. We have concluded all U.S. federal and most state and foreign income tax matters through fiscal 2003.

We do not currently have any income tax audits in progress and, therefore, foresee little change in our current reserve for uncertain tax positions in the next twelve months. Our historical practice was and continues to be to recognize interest and penalties related to income tax matters in income tax expense. We had $315,000 accrued for interest and penalties at the time of the adoption of Interpretation No. 48 and $340,000 at December 30, 2007.

We currently estimate that our fiscal 2008 effective tax rate, excluding certain charges, will be approximately 36%. However, extension of the federal research and development tax credit, if passed by the U.S. Congress, could reduce this rate by approximately 1%.

Liquidity and Capital Resources

Our overall financial condition remains strong. Our cash, cash equivalents and short-term investments at December 30, 2007 totaled $51.0 million, compared with $57.4 million at September 30, 2007. We continue to have no long-term debt.

Cash Requirements

We believe that the combination of existing cash, cash equivalents, and highly liquid short-term investments, together with future cash to be generated by operations and amounts available under our line of credit, will be sufficient to meet our ongoing operating and capital expenditure requirements for the foreseeable future. We believe we have, and will maintain, sufficient cash to meet future contingency payments related to the Lifecor and Infusion Dynamics acquisitions. We may need to draw on these funds in the future for potential acquisitions.

As we have previously discussed, with the January 2007 suspension of U.S. shipments from the Medtronic Physio-Control unit, we have used cash, and anticipate using additional cash to build inventory levels to ensure capacity is not an issue as we pursue additional customers. We also may assist customers who transition to our products with various financing arrangements.

Sources and Uses of Cash

To assist with the discussion, the following table presents the abbreviated cash flows for the three months ended December 30, 2007 and December 31, 2006:

(000’s omitted)	Three months ended December 30, 2007	Three months ended December 31, 2006
Net income	$3,180	$2,352
Changes not affecting cash	4,680	3,135
Changes in current assets and liabilities	(1,550)	(8,643)

Cash provided by (used for) operating activities	6,310	(3,156)
Cash used for investing activities	(13,794)	(4,619)
Cash provided by financing activities	251	9,759
Effect of foreign exchange rates on cash	(98)	238

Net change in cash and cash equivalents	(7,331)	2,222
Cash and cash equivalents—beginning of period	37,631	42,831

Cash and cash equivalents—end of period	$30,300	$45,053

Operating Activities

The $9.5 million increase in cash from operating activities to $6.3 million provided by operating activities for the three-month period ended December 30, 2007 from $3.2 million used by operating activities for the three-month period ended December 31, 2006 was primarily attributable to decreased inventory purchases ($3.9 million), decreased cash payments for accounts payable, accrued expenses and deferred revenues ($1.6 million), increased depreciation and amortization expense ($1.2 million), and decreased accounts receivable ($1.1 million). The $3.9 million decrease in inventory relates to an approximate $6.8 million cost of inventory shipped related to the State of California order, in part offset by the impact of building inventory to support higher levels of business, including the current backlog.

Investing Activities

Cash used in investing activities during the three-month period ended December 30, 2007 increased approximately $9.2 million as compared to the cash used in investing activities during the three-month period ended December 31, 2006. During the three months ended December 30, 2007, payments of contingent consideration on prior period acquisitions increased approximately $6.3 million and additions of property and equipment increased $2.6 million, as compared to the previous year period.

Financing Activities

Cash provided by financing activities during the three-month period ended December 30, 2007 decreased by approximately $9.5 million from the previous year period. The change reflects a substantially lower number of stock options exercised during the current three-month period (options for 28,516 shares in the current period compared to options for 538,536 shares in the previous year period), at a lower weighted-average exercise price per share ($8.80 in the current period compared to $14.89 in the previous year period).

Investments

In March 2004, we acquired substantially all the assets of Infusion Dynamics. Under the terms of the acquisition, we are obligated to make additional earn-out payments through 2011 (“contingencies”) based on performance of the acquired business. Because additional consideration is based on the growth of sales, a reasonable estimate of the future payments to be made cannot be determined. When these contingencies are resolved and the consideration is distributable, we will record the fair value of the additional consideration as additional cost of the acquired assets. Our earn-out payment for 2007 was approximately $11,000.

We exercised our option to acquire Revivant, the manufacturer of the AutoPulse, on October 12, 2004. We paid $15 million in the form of cash and shares of our Common Stock as the initial merger consideration. Additional contingent consideration under the merger agreement was dependent upon certain clinical developments (milestone payments) and increases in revenue through fiscal 2007 (earn-out payments). In January 2007, we paid approximately $1.2 million in cash and issued 72,128 shares of common stock in payment of the 2006 earn-out to the former shareholders of Revivant. In December 2007, we paid approximately $3.6 million in cash and issued 220,864 shares of common stock in payment of the 2007 earn-out to the former shareholders of Revivant. The December 2007 payment represented the contingent consideration due to the former shareholders of Revivant for the final earn-out period related to this acquisition.

We exercised our option to acquire the business and assets of Lifecor on March 22, 2006, and acquired the business and assets on April 10, 2006. We assumed Lifecor’s outstanding debt (plus an additional $3.0 million owed to us, which was cancelled), and certain stated liabilities. We paid the third-party debt in April 2006. Additional consideration will be in the form of earn-out payments to Lifecor based upon future revenue growth of the acquired business over a five-year period. Earn-out payments to Lifecor were made in the form of cash for fiscal 2006 and fiscal 2007 in the approximate amounts of $77,000 and $3.2 million, respectively. Because additional consideration will be based on the growth of sales, a reasonable estimate of the total acquisition cost cannot be determined.

On May 22, 2007, we acquired the fire records management software business and related assets from BIO-key International, Inc. for approximately $7.0 million in cash. Under terms of the acquisition, no additional consideration will be paid. See Note 8 for further discussion of the acquisition.

On September 18, 2007, we acquired certain assets from Radiant Medical, Inc., a private medical technology company developing endovascular temperature therapy products for approximately $5.8 million in cash. Under the terms of the acquisition, no additional consideration will be paid. See Note 8 for further discussion of the acquisition.

Debt Instruments and Related Covenants

We maintain a working capital line of credit with a commercial bank. Under this working capital line, we may borrow on a demand basis. Currently, we may borrow up to $12.0 million at an interest rate equal to the bank’s base rate. No borrowings were outstanding on this line during the quarter ended December 30, 2007. There are no covenants related to this line of credit.

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

	Payments Due by Period
(000’s omitted)	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Contractual Obligations
Non-Cancelable Operating Lease Obligations	$7,005	$2,573	$3,683	$749	$—
Purchase Obligations	647	647	—	—	—

Total Contractual Obligations	$7,652	$3,220	$3,683	$749	$—

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

Contractual obligations that are contingent upon future performance and growth of sales are not included in the table above. These include the additional earn-out payments for the assets of Infusion Dynamics through fiscal 2011 and additional earn-out payments for the assets of Lifecor through fiscal 2011. Because all of these earn-out payments are based upon the growth of sales over several years, a reasonable estimate of the future payment obligations cannot be determined.

Hedging Activities

We use forward contracts to reduce our exposure to foreign currency risks due to fluctuations in exchange rates underlying the value of intercompany accounts receivable denominated in foreign currencies. We had one forward exchange contract outstanding serving to mitigate foreign currency risk of our Euro intercompany receivables in the notional amount of approximately 7 million Euros at December 30, 2007. The contract serves as a hedge of a substantial portion of our Euro-denominated intercompany balances. The fair value of the foreign currency derivative contract outstanding at December 30, 2007 was approximately $10.3 million, resulting in no unrealized gain or loss as of December 30, 2007. Net realized losses from foreign currency forward contracts totaled $212,000 during the quarter ended December 30, 2007, compared to net realized losses of $110,000 for the prior year’s quarter. Both amounts are included in the consolidated income statement within “investment and other income.”

As of December 30, 2007, we had contracts outstanding to serve as a hedge of our forecasted sales to our subsidiaries totaling $11.5 million all maturing in less than twelve months. Because these derivatives did not qualify for hedge accounting in accordance with SFAS 133R, we entered into offsetting derivatives. All of these contracts have been marked to market with changes in fair value recorded to earnings. As of December 30, 2007, the net settlement amount on these contracts was an unrealized loss of approximately $283,000. We believe there is no further exposure under these contracts as they effectively offset each other. Net realized losses were approximately $122,000 for the quarter ended December 30, 2007 and $0 for the quarter ended December 31, 2006, and were recorded in “investment and other income” in the consolidated statement of income.

Legal and Regulatory Affairs

On December 14, 2007, the jury in the lawsuit captioned Adept Computer Solutions, Inc. v. ZOLL Data Systems, Inc. reached a verdict. The jury found that the Company’s wholly owned subsidiary, ZOLL Data Systems, Inc. (“ZDS”), was liable to the plaintiff for copyright infringement, breach of contract and violations of the Digital Millennium Copyright Act, and awarded damages to the plaintiff of approximately $512,000 which is accrued as of December 30, 2007. Taking into account the amount previously accrued by the Company with respect to this lawsuit, this award will not have a material adverse effect on the Company’s financial condition.

The Court is expected to determine in early 2008 whether ZDS will have liability for any of the plaintiff’s legal fees and/or costs, and the amount of prejudgment interest to which the award will be subject.

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

We also license software under non-cancelable license agreements and provide services including training, installation, consulting and maintenance, which consists of product support services and unspecified upgrade rights (collectively, post-contract customer support (“PCS”)). Revenue from the sale of software is recognized in accordance with the American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended. License fee revenues are recognized when a non-cancelable license agreement has been signed, the software product has been delivered, there are no uncertainties surrounding product acceptance, the fees are fixed and determinable, and collection is considered probable. Revenues from maintenance agreements and upgrade rights are recognized ratably over the period of service. Revenue for services, such as software deployment and consulting, is recognized when the service is performed. Our software arrangements contain multiple elements, which include software products, services and PCS. Generally, we do not sell computer hardware products with our software products. We will occasionally facilitate the hardware purchase by providing information to the customer such as where to purchase the equipment. We generally do not have vendor-specific objective evidence of fair value for our software products. We do, however, have vendor-specific objective evidence of fair value for items such as consulting and technical services, deployment and PCS based upon the price charged when such items are sold separately. Accordingly, for transactions where vendor-specific objective evidence exists for undelivered elements but not for delivered elements, we use the residual method as discussed in SOP 98-9, “Modification of SOP 97-2.” Under the residual method, the total fair value of the undelivered elements, as indicated by vendor-specific objective evidence, is deferred and the difference between the total arrangement fee and the amount deferred for the undelivered elements is recognized as revenue related to the delivered elements.

We do not typically ship any of our software products to distributors or resellers. Our software products are sold by our sales force directly to the end user. We may sell software to system integrators who provide complete solutions to end users on a contract basis.

In the fourth quarter of fiscal 2007, we were awarded a contract of approximately $11.6 million with a contractor hired by the State of California to supply defibrillators and accessories. The contract also includes preventative maintenance and storage services for certain defibrillators and accessories over a five-year period. Based on the award, we shipped the defibrillators and accessories (“equipment”) in three installments over the course of four months beginning in the fourth quarter of fiscal 2007 and ended in the first quarter of fiscal 2008. Title and risk of loss for this equipment pass to the customer upon shipment. At the request of the State, the equipment was shipped to three warehouse locations within California in order to provide for rapid deployment in the case of an emergency. Two of the warehouses are facilities leased by us on their behalf. Due to the requirement that they be deployed at a moment’s notice in the event of an emergency, it is important that they are stored in an appropriate condition and location. As a result, the State requested that we make arrangements to store and maintain certain of the equipment to ensure it performs when deployed. We considered the specific guidance and criteria for bill-and-hold arrangements as outlined in the Securities and Exchange Commission’s Staff Accounting Bulletin 104 and concluded we comply with all of the criteria for revenue recognition. Individuals with the requisite background, skills and credentials will store and maintain the products. The preventative maintenance services include preventative maintenance on the defibrillator units as well as battery and electrode replacement upon expiration of their shelf life within the five-year period of the contract.

Although we delivered the first installment of the equipment during the fourth quarter of the fiscal year ended September 30, 2007, no revenue was recognized because objective and reliable evidence of fair value did not exist for all undelivered elements. We recognized approximately $8 million of revenue related to the delivered equipment in the first quarter of fiscal 2008, as we believe objective and reliable evidence of fair value exists for all remaining undelivered elements, including maintenance, storage, insurance and accessories. The remaining amount of consideration will be recognized over a five-year period as the undelivered elements are delivered.

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

As of December 30, 2007, our accounts receivable balance of $78.6 million is reported net of allowances of $8.8 million. We believe our reported allowances at December 30, 2007 are adequate. If the financial condition of our customers was to deteriorate, however, resulting in their inability to make payments, we might need to record additional allowances, resulting in additional expenses being recorded for the period in which such determination was made.

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

Warranty Reserves

Our products are sold with warranty provisions that require us to remedy deficiencies in quality or performance over a specified period of time, usually one year for pre-hospital and international customers and five years for hospital customers. Revenue is deferred for pre-hospital customers who receive warranties beyond one year. Such revenue is then recognized over the period of extended warranty. We provide for the estimated cost of product warranties at the time product is shipped and revenue is recognized. The costs that we estimate include material, labor, and shipping. While we engage in product quality programs and processes, our warranty obligation is affected by product failure rates, material usage and service delivery costs incurred in correcting a product failure. We believe that our recorded liability of $3.4 million at December 30, 2007 is adequate to cover future costs for the servicing of our products sold through that date and under warranty. If actual product failure rates, material usage or service delivery costs differ from our estimates, revisions to the estimated warranty liability would be required.

Inventory

We value our inventories at the lower of cost or market. Cost is determined by the first-in, first-out (“FIFO”) method, including material, labor and factory overhead.

Inventory on hand may exceed future demand either because the product is outdated, obsolete, or because the amount on hand is in excess of future needs. We provide for the total value of inventories that we determine to be obsolete based on criteria such as customer demand and changing technologies. We estimate excess inventory amounts by reviewing quantities on hand and comparing those quantities to sales forecasts for the next 12 months, identifying historical service usage trends, and matching that usage with the installed base quantities to estimate future needs. At December 30, 2007, our inventory was recorded at net realizable value requiring adjustments of $7.3 million, or 11.1% of our $65.7 million gross inventories.

Goodwill

At December 30, 2007, we had approximately $37 million in goodwill, primarily resulting from our acquisitions of Revivant (approximately $27 million), certain assets of BIO-key International, Inc. (approximately $5 million), the assets of Infusion Dynamics (approximately $4 million), and the assets of Lifecor (approximately $1 million). SFAS No. 142, “Goodwill and Other Intangible Assets,” we test our goodwill for impairment at least annually by comparing the fair value of our reporting units to the carrying value of those reporting units. Fair value is determined based on an estimate of the discounted future cash flows expected from the reporting units. The determination of fair value requires significant judgment on the part of management about future revenues, expenses and other assumptions that contribute to the net cash flows of the reporting units. Additionally, we periodically review our goodwill for impairment whenever events or changes in circumstances indicate that an impairment has occurred.

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

Risk Factors

The following Risk Factors contain no material changes from the Risk Factors contained in our Annual Report on Form 10-K for the fiscal year ended September 30, 2007 and filed on December 13, 2007, and are repeated for the reader’s convenience.

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

The Impact on the Company of the Suspension of Shipments by Physio-Control, a Division of Medtronic, May Be Difficult to Predict.

Physio-Control, a division of Medtronic, announced the suspension of U.S. product shipments in January 2007 due to internal quality control issues. We believe our order flow may benefit from this suspension into 2008 and 2009. Any benefit from increased orders received through 2007 did not have a material impact on the Company, as we also increased spending on marketing programs and our selling organization. We cannot be assured that such increased spending initiatives will be effective. If our expectations of future benefits do not materialize, our sales may be adversely affected or our stock price could fall.

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

Two of our major competitors participate in the home market. We also sell to the home market and if our plan turns out to be less effective or efficient, we might have difficulty building market share in this market.

We Acquired New Products, Such as the AutoPulse, Power Infuser, and LifeVest, and New Technology, Such as the Catheter-Based Hypothermia Technology. If We Are Not Successful in Growing Our Business with These Products, Our Operating Results May Be Affected.

We have acquired the AutoPulse, an automated non-invasive cardiac support pump, the Power Infuser, a device that provides highly controlled, rapid delivery of intravenous (IV) fluids to trauma victims, the LifeVest, a wearable external defibrillator system, and catheter-based hypothermia technology. As part of the successful development of the market for these products, where applicable, we must:

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

Many of the customers in the pre-hospital market consist of municipal fire and emergency medical systems departments. As a result, there are numerous decision-makers and governmental procedures in the decision-making process. In addition, decisions at hospitals concerning the purchase of new medical devices are sometimes made on a department-by-

department basis. Accordingly, we believe the purchasing decisions of many of our customers may be characterized by long decision-making processes, which have resulted in and may continue to result in long sales cycles for our products. For example, the sales cycles for cardiac resuscitation products typically have been between six to nine months, although some sales efforts have taken as long as two years.

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

Our International Sales Expose Our Business to a Variety of Risks That Could Result in Significant Fluctuations in Our Results of Operations.

Approximately 27% of our sales for the quarter ended December 30, 2007 were made to foreign purchasers and we plan to increase the sale of our products to foreign purchasers in the future. As a result, a significant portion of our sales is and will continue to be subject to the risks of international business, including:

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

If There is an Adverse Outcome with Respect to the Award of Interest and Legal Fees in the Adept Litigation, the Company Could be Required to Pay a Larger Sum of Money Than We Have Accrued.

On December 14, 2007, the jury in the lawsuit captioned Adept Computer Solutions, Inc. v. ZOLL Data Systems, Inc. reached a verdict. The jury found that the Company’s wholly owned subsidiary, ZOLL Data Systems, Inc. (ZDS), was liable to the plaintiff for copyright infringement, breach of contract and violations of the Digital Millennium Copyright Act, and awarded damages to the plaintiff of approximately $512,000 which is accrued as of December 30, 2007. Taking into account the amount previously accrued by the Company with respect to this lawsuit, this award did not have a material adverse effect on the Company’s financial condition.

The Court is expected to determine in early 2008 whether ZDS will have liability for any of the plaintiff’s legal fees and/or costs, and the amount of prejudgment interest to which the award will be subject. In the event that the Court awards legal fees and prejudgment interest in amounts materially greater than the amount the Company has accrued, such award could have a material adverse effect on our results of operations in the period in which the Court makes its decision.

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

Intangibles and Goodwill We Currently Carry on Our Balance Sheet May Become Impaired.

At December 30, 2007, we had approximately $73 million of goodwill and intangible assets on our balance sheet. These assets are subject to impairment if the cash flow that we generate from these assets specifically, or our business more broadly, are insufficient to justify the carrying value of the assets. Factors affecting our ability to generate cash flow from these assets include, but are not limited to, general market conditions, product acceptance, pricing and competition, distribution, costs of production and operations.

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

We use foreign currency forward contracts to manage our currency transaction exposures. These currency forward contracts are not designated as cash flow, fair value or net investment hedges under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (“SFAS 133”) and therefore, are marked-to-market with changes in fair value recorded to earnings. These derivative instruments do not subject our earnings or cash flows to material risk since gains and losses on those derivatives generally offset losses and gains on the assets and liabilities being hedged.

We had one forward exchange contract outstanding serving as a hedge of our Euro intercompany receivables in the notional amount of approximately 7 million Euros at December 30, 2007. The contract serves as a hedge of a substantial portion of our Euro-denominated intercompany balances. The fair value of the foreign currency derivative contract outstanding at December 30, 2007 was approximately $10.3 million, resulting in no unrealized gain or loss as of December 30, 2007. A sensitivity analysis of a change in the fair value of the Euro derivative foreign exchange contract outstanding at December 30, 2007 indicates that, if the U.S. dollar weakened by 10% against the Euro, the fair value of this contract would decrease by approximately $1.0 million resulting in a total loss on the contract of approximately $1.0 million. Conversely, if the U.S. dollar strengthened by 10% against the Euro, the fair value of this contract would increase by $936,000 resulting in a total gain on the contract of $936,000. Any gains and losses on the fair value of the derivative contract would be largely offset by losses and gains on the underlying transaction. These offsetting gains and losses are not reflected in the analysis above.

Intercompany Receivable Hedge

Exchange Rate Sensitivity: December 30, 2007

(Amounts in $)

	Expected Maturity Dates						Total	Unrealized loss
	2008	2009	2010	2011	2012	Thereafter
Forward Exchange Agreements (Receive $/Pay Euro) Contract Amount	$10,301,000						$10,301,000	$—
Average Contract Exchange Rate	1.4716	—	—	—	—	—	1.4716

As of December 30, 2007, we had contracts outstanding to serve as a hedge of our forecasted sales to our subsidiaries totaling $11.5 million, all maturing in less than twelve months. Because these derivatives did not qualify for hedge accounting in accordance with SFAS 133R, the Company entered into offsetting derivatives. All of the contracts have been marked to market with changes in fair value recorded to earnings. As of December 30, 2007, the net settlement amount on these contracts was an unrealized loss of approximately $283,000. The Company believes there is no further exposure under these contracts as they effectively offset each other. A sensitivity analysis of a change in the fair value of the derivative foreign exchange contracts outstanding at December 30, 2007 indicates that, if the U.S. dollar weakened by 10% against the foreign currencies, the fair value of these contracts would increase by approximately $40,000 resulting in a total loss on the contracts of approximately $243,000. Conversely, if the U.S. dollar strengthened by 10% against the foreign currencies, the fair value of these contracts would decrease by $36,000 resulting in a total loss on the contracts of approximately $319,000. Any gains and losses on the fair value of the derivative contract would be partially offset by losses and gains on the underlying transaction. These offsetting gains and losses are not reflected in the analysis above.

Forecasted Sales Hedge

Exchange Rate Sensitivity: December 30, 2007

(Amounts in $)

	Expected Maturity Dates for fiscal year							Unrealized (Gain)/Loss
	2008	2009	2010	2011	2012	Thereafter	Total
Forward Exchange Agreements (Receive $/Pay Euro) Contract Amount	$4,202,000						$4,202,000	$212,000
Average Contract Exchange Rate	1.4008	—	—	—	—	—	1.4008
Forward Exchange Agreements (Receive $/Pay GBP) Contract Amount	$3,047,000						$3,047,000	($57,000)
Average Contract Exchange Rate	2.3439	—	—	—	—	—	2.3439
Forward Exchange Agreements (Receive $/Pay AUD) Contract Amount	$1,300,000						$1,300,000	$13,000
Average Contract Exchange Rate	0.8663	—	—	—	—	—	0.8663
Forward Exchange Agreements (Receive $/Pay CAD) Contract Amount	$2,924,000						$2,294,000	$135,000
Average Contract Exchange Rate	0.9748	—	—	—	—	—	0.9748
Forward Exchange Agreements (Receive Euro/Pay $) Contract Amount	$4,417,000						$4,417,000	$2,000
Average Contract Exchange Rate	1.4722	—	—	—	—	—	1.4772
Forward Exchange Agreements (Receive GPB/Pay $ Contract Amount	$3,050,000						$3,050,000	$60,000
Average Contract Exchange Rate	2.033	—	—	—	—	—	2.033
Forward Exchange Agreements (Receive AUD/Pay $) Contract Amount	$1,309,000						$1,309,000	$(3,000)
Average Contract Exchange Rate	0.8729	—	—	—	—	—	0.8729
Forward Exchange Agreements (Receive CAD/Pay $) Contract Amount	$2,982,000						$2,982,000	$(78,000)
Average Contract Exchange Rate	0.9938	—	—	—	—	—	0.9938

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of December 30, 2007, the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures are effective.

Changes in Internal Controls Over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended December 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

On December 14, 2007, the jury in the lawsuit captioned Adept Computer Solutions, Inc. v. ZOLL Data Systems, Inc. reached a verdict. The jury found that the Company’s wholly owned subsidiary, ZOLL Data Systems, Inc. (“ZDS”), was liable to the plaintiff for copyright infringement, breach of contract and violations of the Digital Millennium Copyright Act, and awarded damages to the plaintiff of approximately $512,000 which is accrued as of December 30, 2007. Taking into account the amount previously accrued by the Company with respect to this lawsuit, this award will not have a material adverse effect on the Company’s financial condition.

The Court is expected to determine in early 2008 whether ZDS will have liability for any of the plaintiff’s legal fees and/or costs, and the amount of prejudgment interest to which the award will be subject.

Item 1A.	Risk Factors

There have been no material changes from the Risk Factors previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007, filed with the SEC on December 13, 2007, which are repeated for the reader’s convenience in Part I, “Management’s Discussion and Analyses of Financial Condition and Results of Operations – Risk Factors.”

Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds.

In December 2007, as additional contingent consideration in connection with the Company’s 2004 acquisition of Revivant Corporation (“Revivant”), the Company issued 220,864 shares of Common Stock to former shareholders of Revivant in reliance on the exemption from registration provided by Rule 506 of Regulation D promulgated under the Securities Act of 1933, as amended.

Item 5.	Other Information

(a)	Not applicable.

(b)	During the period covered by this report, there were no changes to the procedures by which security holders may recommend nominees to the Board of Directors.

Item 6.	Exhibits

1. Exhibit 10.1	—	Summary of Cash Incentive Bonus Plan. (1)

2. Exhibit 31.1	—	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)

3. Exhibit 31.2	—	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)

4. Exhibit 32.1*	—	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (2)

5. Exhibit 32.2*	—	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (2)

(1)	Filed herewith
(2)	Furnished herewith
*	This certification shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, nor shall it be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on February 4, 2008.

ZOLL MEDICAL CORPORATION

Date: February 4, 2008	By:	/s/ RICHARD A. PACKER
Richard A. Packer,
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: February 4, 2008	By:	/s/ A. ERNEST WHITON
A. Ernest Whiton,
Vice President of Administration and Chief Financial Officer (Principal Financial and Accounting Officer)