Form 10-Q
period 2008-03-30
ZOLL MEDICAL CORP
filed 2008-05-09
CIK 887568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 30, 2008.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

Class	Outstanding at May 5, 2008
Common Stock, $0.01 par value	20,896,408

This document consists of 38 pages.

ZOLL MEDICAL CORPORATION

FORM 10-Q

Forward-Looking Information

Except for historical information, the matters discussed in this Quarterly Report on Form 10-Q are forward-looking statements that involve risks and uncertainties. ZOLL Medical Corporation (the “Company,” “we,” “our,” or “us”) makes such forward-looking statements under the provisions of the “Safe Harbor” section of the Private Securities Litigation Reform Act of 1995. Actual future results may vary materially from those projected, anticipated, or indicated in any forward-looking statements as a result of certain risk factors. Readers should pay particular attention to the considerations described in Part I, Item 2 of this report under the section of Management’s Discussion and Analysis of Financial Conditions and Results of Operations entitled “Risk Factors.” Readers should also carefully review the risk factors described in the other documents that we file from time to time with the Securities and Exchange Commission (“SEC”). In this report, the words “anticipates,” “believes,” “expects,” “intends,” “future,” “could,” and similar words or expressions (as well as other words or expressions referencing future events, conditions or circumstances) identify forward-looking statements. The Company assumes no obligation to update forward-looking statements or update the reasons why actual results, performances or achievements could differ materially from those provided in the forward-looking statements.

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

ZOLL MEDICAL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(000’s omitted, except per share data)

(Unaudited)

	March 30, 2008	September 30, 2007
ASSETS
Current assets:
Cash and cash equivalents	$26,995	$37,631
Short-term marketable securities	18,105	19,767
Accounts receivable, less allowance of $7,873 at March 30, 2008, and $8,438 at September 30, 2007	81,021	78,086
Inventories:
Raw materials	24,066	22,500
Work-in-process	6,234	5,783
Finished goods	32,773	29,646

	63,073	57,929
Prepaid expenses and other current assets	12,422	11,809

Total current assets	201,616	205,222

Property and equipment, at cost:
Land, building and building improvements	1,280	1,184
Machinery and equipment	75,685	66,705
Construction in progress	2,222	2,388
Tooling	15,720	15,255
Furniture and fixtures	3,942	3,813
Leasehold improvements	5,355	5,357

	104,204	94,702
Less: accumulated depreciation	69,195	62,198

Net property and equipment	35,009	32,504

Investments	1,310	1,310
Notes receivable	2,167	2,025
Long term marketable securities	1,900	—
Goodwill	37,360	37,414
Patents and developed technology, net	21,788	22,591
Deferred tax asset	4,579	4,579
Intangibles and other assets, net	14,372	13,793

	$320,101	$319,438

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$18,337	$21,860
Deferred revenue	24,857	25,549
Accrued expenses and other liabilities	30,400	36,243

Total current liabilities	73,594	83,652
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, authorized 1,000 shares, none issued and outstanding; Common stock, $0.01 par value, authorized 38,000 shares, 20,768 and 20,438 issued and outstanding at March 30, 2008 and September 30, 2007, respectively	208	204
Capital in excess of par value	148,356	145,471
Accumulated other comprehensive loss	(7,144)	(6,516)
Retained earnings	105,087	96,627

Total stockholders’ equity	246,507	235,786

	$320,101	$319,438

See notes to unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED INCOME STATEMENTS

(000’s omitted, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	March 30, 2008	April 1, 2007	March 30, 2008	April 1, 2007
Net sales	$99,160	$70,839	$192,175	$137,434
Cost of goods sold	45,522	32,820	93,392	63,437

Gross profit	53,638	38,019	98,783	73,997
Expenses:
Selling and marketing	28,420	20,855	53,548	41,624
General and administrative	8,119	6,515	15,729	12,691
Research and development	8,549	6,633	16,381	13,016

Total expenses	45,088	34,003	85,658	67,331

Income from operations	8,550	4,016	13,125	6,666
Investment and other income	285	902	678	1,563

Income before income taxes	8,835	4,918	13,803	8,229
Provision for income taxes	3,181	1,746	4,969	2,705

Net income	$5,654	$3,172	$8,834	$5,524

Basic earnings per common share	$0.27	$0.16	$0.43	$0.28

Weighted average common shares outstanding	20,782	20,310	20,747	20,043
Diluted earnings per common and common equivalent share	$0.27	$0.15	$0.42	$0.27

Weighted average common and common equivalent shares outstanding	21,208	20,919	21,142	20,551

See notes to unaudited consolidated financial statements.

ZOLL MEDICAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(000’s omitted)

(Unaudited)

	Six Months Ended
	March 30, 2008	April 1, 2007
OPERATING ACTIVITIES:
Net income	$8,834	$5,524
Charges not affecting cash:
Depreciation and amortization	8,374	5,829
Stock-based compensation expense	1,255	682
Changes in current assets and liabilities:
Accounts receivable	(2,249)	1,176
Inventories	(6,086)	(9,904)
Prepaid expenses and other current assets	(570)	(469)
Accounts payable and accrued expenses	(4,125)	2,389

Cash provided by operating activities	5,433	5,227
INVESTING ACTIVITIES:
Purchases of marketable securities	(15,695)	(12,197)
Sales of marketable securities	15,457	13,400
Additions to property and equipment	(9,095)	(5,376)
Milestone payments related to prior years’ acquisitions	(6,816)	(1,709)
Other assets, net	(1,698)	(1,005)

Cash used for investing activities	(17,847)	(6,887)
FINANCING ACTIVITIES:
Exercise of stock options	1,529	13,967
Tax benefit from the exercise of stock options	—	3,980

Cash provided by financing activities	1,529	17,947
Effect of exchange rates on cash and cash equivalents	249	358

Net (decrease) increase in cash and cash equivalents	(10,636)	16,645
Cash and cash equivalents at beginning of period	37,631	42,831

Cash and cash equivalents at end of period	$26,995	$59,476

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period:
Income taxes	$3,512	$2,218
Non-cash activity during the period:
Common stock issued at fair value for acquisition of Revivant	$5,756	$1,296

See notes to unaudited consolidated financial statements.

ZOLL MEDICAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting only of adjustments of a normal recurring nature) considered necessary for a fair presentation have been included. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Examples include provisions for returns, bad debts and the estimated lives of fixed assets. Actual results may differ from these estimates. The results for the interim periods are not necessarily indicative of results to be expected for the entire year. The information contained in the interim financial statements should be read in conjunction with the Company’s audited financial statements as of and for the year ended September 30, 2007 included in its Annual Report on Form 10-K filed with the SEC on December 13, 2007.

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

On January 24, 2007, the Board of Directors approved a 2-for-1 stock split. The stock split, which was effected by Articles of Amendment to the Company’s Restated Articles of Organization filed on February 12, 2007, with a record date of February 20, 2007, changed each issued share and each authorized and unissued share of Common Stock, par value $0.02 per share, into two shares of Common Stock, par value $0.01 per share. The Company’s stock option plans and restricted stock plan contain antidilution provisions that require the shares and related exercise price to be adjusted for the impact of the stock split. All share and per share information herein reflect the 2-for-1 stock split.

2. Segment and Geographic Information

Segment information: The Company operates in a single business segment: the design, manufacture and marketing of a range of non-invasive resuscitation devices and software solutions. These devices and software solutions help healthcare professionals, emergency medical service providers, and first responders diagnose and treat victims of trauma, as well as sudden cardiac arrest. In order to make operating and strategic decisions, the Company’s chief executive officer (the “chief operating decision maker”) evaluates revenue performance based on the worldwide revenues of four customer/product categories but, due to shared infrastructures, profitability is based on an enterprise-wide measure. These customer/product categories consist of (1) the sale of resuscitation devices and accessories to the North American hospital market, including the military marketplace, (2) the sale of resuscitation devices, accessories and data collection management software to the North American pre-hospital market, (3) the sale of disposable/other products in North America, and (4) the sale/lease/rental of resuscitation devices, accessories, disposable electrodes and data collection management software to the international market.

Net sales by customer/product categories were as follows:

	Three Months Ended		Six Months Ended
(000’s omitted)	March 30, 2008	April 1, 2007	March 30, 2008	April 1, 2007
Hospital Market—North America	$27,865	$16,071	$61,082	$34,061
Pre-hospital Market—North America	40,956	31,890	73,413	58,836
Other—North America	5,779	5,195	11,035	10,440
International Market	24,560	17,683	46,645	34,097

	$99,160	$70,839	$192,175	$137,434

The Company reports assets on a consolidated basis to the chief operating decision maker.

Geographic information: Net sales by major geographical area, determined on the basis of destination of the goods, are as follows:

	Three Months Ended		Six Months Ended
(000’s omitted)	March 30, 2008	April 1, 2007	March 30, 2008	April 1, 2007
United States	$67,561	$48,029	$135,899	$95,390
Foreign	31,599	22,810	56,276	42,044

	$99,160	$70,839	$192,175	$137,434

No individual foreign country represented 10% or more of our revenues for the three and six months ended March 30, 2008 and April 1, 2007, respectively.

3. Comprehensive Income

The Company computes comprehensive income in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 130 (“SFAS 130”) “Reporting Comprehensive Income.” SFAS 130 establishes standards for the reporting and display of comprehensive income and its components in financial statements. Other comprehensive income, as defined, includes all changes in equity during a period from non-owner sources, such as unrealized gains and losses on available-for-sale securities, and foreign currency translation. Total comprehensive income for the three and six months ended March 30, 2008 and April 1, 2007, respectively, was as follows:

	Three Months Ended		Six Months Ended
(000’s omitted)	March 30, 2008	April 1, 2007	March 30, 2008	April 1, 2007
Net income	$5,654	$3,172	$8,834	$5,524
Unrealized (loss) gain on available-for-sales securities, net of tax	(10)	—	(26)	3
Foreign currency translation adjustment	284	(402)	(602)	(593)

Total comprehensive income	$5,928	$2,770	$8,206	$4,934

4. Stock Option Plans

At March 30, 2008, the Company had two active stock-based compensation plans under which stock-based grants may be issued, and two other stock-based compensation plans under which grants are no longer being made. No further grants are being made under the Company’s 1992 Stock Option Plan (“1992 Plan”) and 1996 Non-Employee Directors’ Stock Option Plan (“1996 Plan”), and option grants remain outstanding under both plans. The Company’s active plans are the Amended and Restated 2001 Stock Incentive Plan (“2001 Plan”) and the 2006 Non-Employee Director Stock Option Plan (“2006 Plan”).

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

Stock-based compensation charges totaled approximately $663,000 and $1.3 million during the three and six months ended March 30, 2008, respectively, and totaled approximately $419,000 and $682,000 during the three and six months ended April 1, 2007, respectively. The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions for the six months ended March 30, 2008 and April 1, 2007:

	2008	2007
Dividend yield	0%	0%
Expected volatility	46.9%	46.8%
Risk-free interest rate	3.17%	4.68%
Expected lives (years)	6.35	6.25

At March 30, 2008, there was approximately $7.0 million of unrecognized compensation cost related to non-vested awards, which we expect to recognize over a weighted-average period of 2.8 years.

The weighted-average, grant-date fair value of options granted (estimated using the Black-Scholes option-pricing model) was $11.72 and $10.47 for the six months ended March 30, 2008 and April 1, 2007, respectively. During the six months ended March 30, 2008, the Company issued 110,141 shares of Common Stock pursuant to exercised options for proceeds of approximately $1.5 million. Total intrinsic value of options exercised for the six months ended March 30, 2008 and April 1, 2007 was approximately $992,000 and $11.7 million, respectively. It is the Company’s policy to issue new shares upon the exercise of options.

The following table summarizes the status of outstanding stock options as of March 30, 2008, as well as changes during the six months ended March 30, 2008:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term in Years	Aggregate Intrinsic Value ($000’s)
Outstanding at September 30, 2007	1,975,562	$17.06
Granted	205,000	23.43
Exercised	(110,141)	13.88
Forfeited	(375)	12.22

Outstanding at March 30, 2008	2,070,046	$17.86	6.23	$19,998

Exercisable at March 30, 2008	1,268,491	$16.98	4.69	$13,333

The following table summarizes the status of unvested restricted stock awards as of March 30, 2008, as well as changes during the six months ended March 30, 2008:

	Shares	Weighted-Average Fair Value
Unvested at September 30, 2007	42,575	$18.71
Granted	—	—
Vested	—	—
Forfeited	(1,250)	19.26

Unvested at March 30, 2008	41,325	$18.70

5. Earnings per Share

The shares used for calculating basic earnings per share of Common Stock were the weighted average shares of Common Stock outstanding during the period, and the shares used for calculating diluted earnings per share of Common Stock were the weighted average shares of Common Stock outstanding during the period plus the dilutive effect of stock options and restricted stock.

	Three Months Ended		Six Months Ended
(000’s omitted)	March 30, 2008	April 1, 2007	March 30, 2008	April 1, 2007
Average shares outstanding for basic earnings per share	20,782	20,310	20,747	20,043
Dilutive effect of stock options	426	609	395	508

Average shares outstanding for diluted earnings per share	21,208	20,919	21,142	20,551

Average shares outstanding for diluted earnings per share for the three and six months ended March 30, 2008 does not include options to purchase 634,000 and 664,000 shares of Common Stock, respectively, as their effect would have been antidilutive. Average shares outstanding for diluted earnings per share for the three and six months ended April 1, 2007 does not include options to purchase 14,000 and 330,000 shares of Common Stock, respectively, as their effect would have been antidilutive.

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

The Company had one foreign currency forward contract outstanding at March 30, 2008, serving to mitigate the foreign currency risk of a substantial portion of our Euro-denominated intercompany balances, in the notional amount of approximately 7 million Euros. The net settlement amount of this contract at March 30, 2008 is an unrealized loss of approximately $54,000, which is included in earnings. Net realized losses from foreign currency forward contracts totaled approximately $757,000 during the quarter ended March 30, 2008, compared to net realized losses of $79,000 for the prior year’s quarter. Both amounts are included in the consolidated income statement within “investment and other income.”

As of March 30, 2008, the Company had contracts outstanding totaling $7.7 million to serve as a hedge of our forecasted sales to our subsidiaries, all maturing in less than twelve months. Because these derivatives did not qualify for hedge accounting in accordance with SFAS 133, the Company entered into offsetting derivatives, totaling $7.8 million. All of the contracts have been marked to market with changes in fair value recorded to earnings. As of March 30, 2008, the net settlement amount on these contracts was an unrealized loss of approximately $153,000. The Company believes there is no further exposure under these contracts as they effectively offset each other. Net realized losses were approximately $130,000 for the quarter ended March 30, 2008 and $0 for the quarter ended April 1, 2007, and were recorded in “investment and other income” in the consolidated income statement.

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

Product warranty activity for the six months ended March 30, 2008 and April 1, 2007 is as follows:

(000’s omitted)	Beginning Balance	Accruals for Warranties Issued During the Period	Decrease to Pre-existing Warranties	Ending Balance
March 30, 2008	$3,328	$896	$420	$3,804
April 1, 2007	$3,614	$666	$668	$3,612

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

Assets of Radiant Medical, Inc.

On September 18, 2007, the Company acquired certain assets from Radiant Medical, Inc. (“Radiant”), a private medical technology company developing endovascular temperature therapy products. At the time of the purchase, Radiant was ceasing operations, and in the opinion of the Company, Radiant had one of the best technologies in the emerging therapeutic hypothermia market and an extensive intellectual property portfolio. The Company believes that the acquisition presents an opportunity to broaden the Company’s resuscitation strategy into the area of induced hypothermia, which is emerging as a standard treatment for resuscitated patients. The Company paid approximately $5.8 million in cash for the assets, which primarily consist of patented technology (with an estimated 15 year weighted-average useful life), and the assets acquired in this acquisition are being utilized at the Company’s Sunnyvale, California subsidiary, ZOLL Circulation, Inc.

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

For fiscal 2007, which was the final earn-out period in connection with the acquisition of Revivant Corporation (“Revivant”), the Company accrued in fiscal 2007 and paid in the first quarter of 2008 approximately $9.4 million to the former shareholders of Revivant. Of this amount approximately $3.6 million was in the form of cash and the remainder was in the form of 220,864 shares of the Company’s Common Stock. The annual earn-out payments for fiscal years 2006 and 2005 were approximately $2.4 million and $1.6 million, respectively, to the former shareholders of Revivant. Of these amounts approximately $1.2 million (in fiscal 2006) and $783,000 (in fiscal 2005) was paid in cash to the former shareholders of Revivant, and the remainder of these earn-outs for fiscal 2006 and 2005 were in the form of 72,128 shares and 47,600 shares, respectively, of the Company’s Common Stock. The annual earn-out payments were accrued during the respective fiscal year in which they were earned and paid in the respective subsequent fiscal year.

Annual earn-out payments to former shareholders of Infusion Dynamics, in the form of cash, for fiscal 2007, 2006 and 2005 were approximately $11,000, $445,000 and $544,000, respectively. The annual earn-out payments to the former shareholders of Lifecor for fiscal 2007 and 2006 were approximately $3.2 million and $77,000, respectively. The annual earn-out payments were accrued during the respective fiscal year in which they were earned and paid in the respective subsequent fiscal year.

9. Intangibles and Other Assets

Intangibles and other assets consist of:

		March 30, 2008		September 30, 2007
(000’s omitted)	Weighted Average Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Prepaid license fees	18 years	$10,859	$2,786	$10,709	$2,516
Patents and developed technology	12 years	28,435	6,647	28,032	5,441
Customer-related intangibles	10 years	4,750	906	4,600	633
Intangible assets not subject to amortization	—	890	—	890	—
Other assets	—	3,632	2,067	2,631	1,888

		$48,566	$12,406	$46,862	$10,478

Amortization of acquired intangibles for the three months ended March 30, 2008 and April 1, 2007 was approximately $738,000 and $567,000, respectively, and is included in operating expenses in the consolidated income statement. For the six months ended March 30, 2008 and April 1, 2007, amortization of acquired intangibles was approximately $1.5 million and $1.1 million, respectively, and is included in operating expenses in the consolidated income statement.

10. Income Taxes

The Company’s effective tax rate for the three months ended March 30, 2008 was 36%, which was the same as the effective tax rate for the three months ended April 1, 2007.

The Company’s effective tax rate for the six months ended March 30, 2008 was a tax provision of 36% as compared to 33% for the same period in fiscal 2007. The change in the effective tax rate was caused by the research and development tax credit which has not been extended by the U.S. Congress. During the first half of fiscal 2008, only one-quarter of a full-year credit is included in our annual rate calculation as opposed to a full-year projected credit in the comparable prior-year period. The prior-year rate also had the benefit of a discrete $176,000 U.S. research and development tax credit recorded during the quarter ended December 31, 2006, due to the enactment into law of the Tax Relief and Healthcare Act of 2006 on December 20, 2006.

Effective October 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN” 48”). As a result of the implementation of FIN 48, we recognized an increase of approximately

$374,000 in our liability for unrecognized tax benefits. All of this increase was reflected as a reduction to the October 1, 2007 balance of retained earnings. At the adoption date of October 1, 2007, we had $1.3 million of gross unrecognized tax benefits, which, if recognized, would affect our effective tax rate. At March 30, 2008, we had $1.3 million of gross unrecognized tax benefits, all of which, if recognized, would affect our effective tax rate.

We are subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions. We have concluded all U.S. federal, state and foreign income tax matters through fiscal 2003.

We do not currently have any income tax audits in progress and, therefore, foresee little change in our current reserve for uncertain tax positions in the next twelve months. Our historical practice has been, and continues to be, to recognize interest and penalties related to income tax matters in income tax expense. We had $315,000 accrued for interest and penalties at the time of adoption of Interpretation No. 48 and $359,000 at March 30, 2008.

11. Legal Proceedings

As previously reported, on December 14, 2007 the jury in the lawsuit captioned Adept Computer Solutions, Inc. v. ZOLL Data Systems, Inc. awarded damages to the plaintiff of approximately $512,000. On February 14, 2008, the Court determined that ZOLL Data Systems, Inc. (“ZDS”) was not liable for any of the plaintiff’s attorney fees or costs, and adopted ZDS’ calculation of interest owing on damages awarded for breach of contract and copyright infringement. Such interest totaled approximately $140,000.

On February 28, 2008, the parties entered into a settlement agreement and mutual release, under which ZDS paid the plaintiff the sum of $652,021, representing the jury verdict plus awarded interest. As a result of the settlement agreement and mutual release, all matters at issue in the litigation were fully resolved. Taking into account amounts previously accrued by the Company, the payment did not have a material adverse effect on the Company’s financial condition.

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

12. State of California Order

In the fourth quarter of fiscal 2007, the Company was awarded a contract of approximately $11.6 million with a contractor hired by the State of California to supply defibrillators and accessories. The contract also includes preventative maintenance and storage services for certain defibrillators and accessories over a five-year period. Based on the award, the Company shipped the defibrillators and accessories (“equipment”) in three installments over the course of four months beginning in the fourth quarter of fiscal 2007 and ending in the first quarter of fiscal 2008. Title and risk of loss for this equipment passed to the customer upon shipment. At the request of the State of California, the equipment was shipped to three warehouse locations within California in order to provide for rapid deployment in the case of an emergency. At the request of the customer, the Company has provided assistance with the leasing of warehouse facilities. Due to the requirement that the equipment be deployed at a moment’s notice in the event of an emergency, the State of California requested that the Company make arrangements to store and maintain certain of the equipment to ensure proper performance when deployed. The Company considered the specific guidance and criteria including bill-and-hold arrangements, as outlined in the SEC’s Staff Accounting Bulletin No. 104, and concluded the Company has complied with all of the criteria related to revenue recognition. The preventative maintenance services include preventative maintenance on the defibrillator units as well as battery and electrode replacement upon expiration of their shelf life within the five-year period of the contract.

Although the Company delivered the first installment of the equipment during the fourth quarter of the fiscal year ended September 30, 2007, no revenue was recognized since objective and reliable evidence of fair value did not exist for all undelivered elements. The Company recognized approximately $8 million of revenue related to the delivered equipment in the first six months of fiscal 2008, because the Company believes that objective and reliable evidence of fair value exists for all remaining undelivered elements, including maintenance, storage, insurance and accessories, in accordance with EITF 00-21. The remaining amount of consideration will be recognized over a five-year period as the undelivered elements are delivered.

13. Marketable Securities

For the quarter ended March 30, 2008, the Company reclassified $2 million of its marketable securities from current assets to non-current assets due to the recent illiquidity in the auction-rate securities market. The underlying assets of these investments are student loans which are backed by the federal government. During the second quarter of fiscal 2008, auctions failed for the auction rate securities. As a result, the Company’s ability to liquidate and fully recover the carrying value of the auction rate securities in the near term may be limited. An auction failure means that the parties wishing to sell the securities could not do so. The Company’s auction rate securities are currently rated AAA. During the second quarter of fiscal 2008, the Company recorded a $100,000 impairment charge on these securities based on valuation models. If the issuers are unable to successfully close future auctions and their credit ratings deteriorate, the Company may be required to record further impairment charges on these investments. The Company believes these securities are not materially impaired, primarily due to the government guarantee of the underlying securities. At March 30, 2008 the Company also held approximately $700,000 of marketable securities in mortgage-backed securities. During the second quarter of fiscal 2008, the Company recorded a $100,000 impairment charge on these securities based on valuations models. These mortgage-backed securities are collateralized by prime home equity lines of credit and carry a 100% principal and interest guarantee. The Company believes that it will be able to liquidate its investments without significant losses within the next year, or to hold these securities for a longer period of time, if necessary, until market conditions improve.

14. Recent Accounting Pronouncements

In March 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 requires entities that utilize derivative instruments to provide qualitative disclosures about their objectives and strategies for using such instruments, as well as any details of credit-risk-related contingent features contained within derivatives. SFAS 161 also requires entities to disclose additional information about the amounts and location of derivatives within the financial statements, how the provisions of SFAS 133 have been applied, and the impact that hedges have on an entity’s financial position, financial performance and cash flows. SFAS 161 will be effective for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company believes that this new pronouncement will have an immaterial impact on the Company’s financial statements in future periods.

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

In July 2006, the FASB issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes,” an interpretation of FASB Statement No. 109, “Accounting for Income Taxes,” to create a single model to address accounting for uncertainty in tax positions. FIN 48 requires the use of a two-step approach for recognizing and measuring tax benefits taken or expected to be taken in a tax return and disclosures regarding uncertainties in income tax positions, including a roll forward of tax benefits taken that do not qualify for financial statement recognition. The cumulative effect of initially adopting FIN 48 will be recorded as an adjustment to opening retained earnings for that year and will be presented separately. FIN 48 is effective with fiscal years beginning after December 15, 2006. Only tax positions that are more likely than not to be realized at the effective date may be recognized upon adoption of FIN 48. The Company adopted FIN 48 in the first quarter of fiscal 2008. See Note 10 for further discussion.

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

We intend for this discussion and analysis to provide you with information that will assist you in understanding our consolidated financial statements. Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. This discussion and analysis should be read in conjunction with our consolidated financial statements as of March 30, 2008 for the three and six months then ended, and the notes thereto.

Sales for the three months and six months ended March 30, 2008 increased 40% as compared to the comparable periods in the prior year. We experienced strong sales growth in each major part of our business. We believe our recent successes are attributable to multiple factors which include, in no particular order, (1) investments made in new technologies, (2) the breadth of product offerings and differentiated features, (3) bolstering our distribution channels, (3) management changes in the Hospital and International markets, and (4) longer-term benefits resulting from limitations on the ability of a major competitor, Physio-Control, to deliver product in the U.S. market.

Three Months Ended March 30, 2008 Compared To Three Months Ended April 1, 2007

Sales

Net sales by customer/product categories are as follows:

(000’s omitted)	March 30, 2008	April 1, 2007	% Change
Devices and Accessories to the Hospital Market-North America	$27,865	$16,071	73%
Devices, Accessories, and Data Management Software to the Pre-hospital Market-North America	40,956	31,890	28%
Other Products to North America	5,779	5,195	11%

Subtotal North America	74,600	53,156	40%
All Products to the International Market	24,560	17,683	39%

Net Sales	$99,160	$70,839	40%

Net sales increased 40% for the three months ended March 30, 2008, compared to the prior-year period.

Sales to the North American hospital market increased approximately $11.8 million, or 73%, compared to the same period a year ago. This increase primarily reflects a higher volume of professional defibrillator sales of approximately $8.3 million and U.S. military/large government sales of approximately $2.6 million. The remaining increase relates to increased volume of AEDs of approximately $1.0 million.

Sales to the North American pre-hospital market increased approximately $9.1 million, or 28%, compared to the same quarter in the prior year. Approximately half the growth was due to professional defibrillator sales, with the remaining increase due to the increased volume of data management software, AEDs and LifeVest®, our wearable defibrillator product. Lastly, a small portion of the increase included a royalty payment to the Company under a licensing agreement signed with Laerdal Medical AS during the second quarter of fiscal 2008.

International sales increased approximately $6.9 million, or 39%, in comparison to the prior-year period, driven by increased sales volume of professional defibrillators and AEDs. Sales by our international subsidiaries were positively impacted by foreign currency fluctuations of approximately $1.5 million. The remaining $4.2 million increase was predominantly related to increased sales volume in Europe and, to a lesser extent, increased sales volume in Australia. Sales to our international distributors increased approximately $1.2 million, predominantly driven by increased sales to distributors in Europe, China, and Latin America.

Total sales of the AutoPulse® product in all our markets were up slightly, totaling approximately $3.4 million in comparison to $3.3 million in the prior-year quarter.

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

Gross margin for the three months ended March 30, 2008 increased slightly from approximately 53.7% to approximately 54.1%, compared to the same period in the prior year. Typical of fluctuations in our gross margin from period to period, the slight increase is a result of product and geographical mix. Each of the factors affecting the fluctuation in gross margin represents less than one percentage point of our overall gross margin.

Backlog

Backlog decreased to approximately $14 million at March 30, 2008, compared to approximately $16 million at the end of the first quarter of fiscal 2008. Typically, our backlog decreases during the first and second quarters and increases during the fourth quarter due to the purchasing practices of our customers. We believe the maintenance of a modest backlog will help improve our efficiency, lower our costs and improve our profitability as it will make it less likely that we will be required to incur substantial additional costs at the end of the quarter. Due to possible changes in delivery schedules, cancellation of orders and delays in shipments, our backlog at any particular date is not necessarily an accurate predictor of revenue for any succeeding period.

Costs and Expenses

Operating expenses for the three months ended March 30, 2008 and April 1, 2007 were as follows:

(000’s omitted)	March 30, 2008	% of Sales	April 1, 2007	% of Sales	Change %
Selling and marketing	$28,420	29%	$20,855	29%	36%
General and administrative	8,119	8%	6,515	9%	25%
Research and development	8,549	9%	6,633	9%	29%

Total expenses	$45,088	45%	$34,003	48%	33%

As a percentage of sales, total operating expenses for the three months ended March 30, 2008 decreased approximately 3% as compared to the three months ended April 1, 2007. The increased dollar spending primarily reflected increased personnel-related expenses for the sales force and related sales organization, including commission, salary and fringe benefits, that are supporting the increased revenue.

As a percentage of sales, selling and marketing expenses for the three months ended March 30, 2008 remained relatively flat as compared to the three months ended April 1, 2007. Selling and marketing expenses increased approximately $7.6 million for the three months ended March 30, 2008 compared to the three months ended April 1, 2007. The majority of this increase included higher personnel-related expenses for the sales force and related sales organization, including commissions, salaries, and fringe benefits of approximately $5.0 million.

As a percentage of sales, general and administrative expenses decreased approximately 1% compared to the three months ended April 1, 2007. General and administrative expenses increased approximately $1.6 million for the three months ended March 30, 2008 compared to the three months ended April 1, 2007. This increase primarily related to increased salaries and fringe benefits.

As a percentage of sales, research and development expenses remained at 9% for the three months ended March 30, 2008 and April 1, 2007. Research and development expenses increased by approximately $1.9 million for the three months ended March 30, 2008 compared to the three months ended April 1, 2007, due predominantly to the AutoPulse clinical trial and personnel-related costs for additional research and development staff.

Income Taxes

Our effective tax rate for the three months ended March 30, 2008 and April 1, 2007 was 36%.

Effective October 1, 2007, we adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). As a result of the implementation of FIN 48, we recognized approximately $374,000 of increase in our liability for unrecognized tax benefits. All of this increase was reflected as a reduction to the October 1, 2007 balance of retained earnings. At the adoption date of October 1, 2007, we had $1.3 million of gross unrecognized tax benefits, which, if recognized, would affect our effective tax rate. At March 30, 2008, we had $1.3 million of gross unrecognized tax benefits, all of which, if recognized, would affect our effective tax rate.

We are subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions. We have concluded all U.S. federal and most state and foreign income tax matters through fiscal 2003.

We do not currently have any income tax audits in progress and, therefore, foresee little change in our current reserve for uncertain tax positions in the next twelve months. Our historical practice was and continues to be to recognize interest and penalties related to income tax matters in income tax expense. We had $315,000 accrued for interest and penalties at the time of the adoption of FIN 48 and $359,000 at March 30, 2008.

We currently estimate that our fiscal 2008 effective tax rate, excluding certain charges, will be approximately 36%. However, extension of the federal research and development tax credit, if passed by the U.S. Congress, could reduce this rate by approximately 1% point.

Six Months Ended March 30, 2008 Compared To Six Months Ended April 1, 2007

Sales

Net sales by customer/product categories are as follows:

(000’s omitted)	March 30, 2008	April 1, 2007	% Change
Devices and Accessories to the Hospital Market-North America	$61,082	$34,061	79%
Devices, Accessories, and Data Management Software to the Pre-hospital Market-North America	73,413	58,836	25%
Other Products to North America	11,035	10,440	6%

Subtotal North America	145,530	103,337	41%
All Products to the International Market	46,645	34,097	37%

Net Sales	$192,175	$137,434	40%

Net sales increased 40% for the six months ended March 30, 2008, compared to the prior-year period.

Sales to the North American hospital market increased approximately $27.0 million, or 79%, in comparison to the prior year period. The increase includes a greater volume of professional defibrillators sales to the North American hospital market compared to the same period last year. The increase also reflects a higher volume of U.S. military/large government sales of approximately $11.2 million. Included in this $11.2 million is approximately $7.9 million of revenue from the previously disclosed State of California order. Excluding U.S. military/large government sales, North American hospital sales increased $15.8 million, or 51%, over the comparable prior-year period.

Sales to the North American pre-hospital market increased approximately $14.6 million, or 25%, compared to the same period a year ago. More than half of this increase was made up of professional defibrillator and data management software growth with LifeVest and AED sales growth making up the remainder of the increase.

International sales increased approximately $12.5 million, or 37%, compared to the same period in the prior year, driven by increased sales volume of professional defibrillators and AEDs. Sales by our international subsidiaries increased approximately $7 million in comparison to the prior year period, of which approximately $2.5 million was due to the positive impact of foreign currency fluctuations. The remaining $4.5 million increase was due to particularly strong sales in our European subsidiaries. Sales to our international distributors increased approximately $5.5 million, predominantly driven by increased sales in the Middle East, Russia, Europe and Latin America.

Total sales of the AutoPulse® product in all our markets remained flat at approximately $6.1 million in comparison with the prior-year period. The prior year period included shipments filling Q4 2006 backlog. The Q4 2007 AutoPulse backlog was considerably smaller than the Q4 2006 level. We continue to believe the long-term outlook for the AutoPulse is strong as orders increased approximately 24% in comparison to the prior-year period.

Gross Margins

Gross margin for the six months ended March 30, 2008 decreased from approximately 54% to approximately 51% as compared to the same period in the prior year. Our gross margin decreased approximately four percentage points due to the lower margins recognized with respect to the State of California order, slightly offset by higher gross margin from increased sales of data management software.

Costs and Expenses

Operating expenses for the six months ended March 30, 2008 and April 1, 2007 were as follows:

(000’s omitted)	March 30, 2008	% of Sales	April 1, 2007	% of Sales	Change %
Selling and marketing	$53,548	28%	$41,624	30%	29%
General and administrative	15,729	8%	12,691	9%	24%
Research and development	16,381	9%	13,016	9%	26%

Total expenses	$85,658	45%	$67,331	49%	27%

As a percentage of sales, total operating expenses for the six months ended March 30, 2008 decreased approximately 4% as compared to the six months ended April 1, 2007. The decrease was attributed to relatively small incremental operating expense associated with the revenue obtained from the State of California order.

As a percentage of sales, selling and marketing expenses for the six months ended March 30, 2008 decreased approximately 2% as compared to the six months ended April 1, 2007, which is primarily attributed to selling and marketing expense leverage associated with the revenue from the State of California order. Selling and marketing expenses increased approximately $11.9 million for the six months ended March 30, 2008 compared to the six months ended April 1, 2007. The majority of this increase included higher personnel-related expenses for the sales force and related sales organization, including commissions, salaries, and fringe benefits of approximately $8.3 million. These expenses include the impact of hiring additional salespeople.

As a percentage of sales, general and administrative expenses decreased approximately 1% for the six months ended March 30, 2008, compared to the six months ended April 1, 2007. This percentage decrease was attributed to leverage associated with the revenue from the State of California order. General and administrative expenses increased approximately $3 million for the six months ended March 30, 2008 compared to the six months ended April 1, 2007. The increase included higher personnel-related expenses of approximately $1.2 million and increased legal-related costs.

As a percentage of sales, research and development expenses for the six months ended March 30, 2008 remained flat compared to the six months ended April 1, 2007. Research and development expenses increased by approximately $3.4 million for the six months ended March 30, 2008 compared to the six months ended April 1, 2007, due to increased clinical trial work and personnel-related costs for additional research and development staff.

Income Taxes

Our effective tax rate for the six months ended March 30, 2008 was 36%, and 33% for the six months ended April 1, 2007.

The increase in our effective tax rate is due to the research and development tax credit which has not been extended by the U.S. Congress. During the first half of fiscal 2008, only one-quarter of a full-year research and development credit is included in our annual rate calculation as opposed to a full-year projected credit in the comparable prior-year period. The prior-year rate also had the benefit of a discrete $176,000 U.S. research and development tax credit recorded during the quarter ended December 31, 2006, due to the enactment into law of the Tax Relief and Healthcare Act of 2006 on December 20, 2006.

Liquidity and Capital Resources

Our overall financial condition remains strong. Our cash, cash equivalents and short-term investments at March 30, 2008 totaled $45.1 million, compared with $57.4 million at September 30, 2007.

We reclassified $2 million of our marketable securities to non-current assets due to the recent illiquidity in the auction-rate securities market. The underlying assets of these investments are student loans which are backed by the federal government. During our second quarter of fiscal 2008, auctions failed for our auction rate securities. As a result, our ability to liquidate and fully recover the carrying value of our auction rate securities in the near term may be limited. An auction failure means that the parties wishing to sell the securities could not do so. Our auction rate securities are currently rated AAA. During the second quarter of fiscal 2008, we recorded a $100,000 impairment charge on these securities based on valuation models. If the issuers are unable to successfully close future auctions and their credit ratings deteriorate, we may be required to record further impairment charges on these investments. We believe these securities are not materially impaired, primarily due to the government guarantee of the underlying securities. At March 30, 2008, we also held approximately $700,000 of marketable securities in mortgage-backed securities. During the second quarter of fiscal 2008, we recorded a $100,000 impairment charge on these securities based on valuations models. These mortgage-backed securities are collateralized by prime home equity lines of credit and carry a 100% principal and interest guarantee. We believe we will be able to liquidate our investments without significant losses within the next year, or to hold these securities for a longer period of time, if necessary, until market conditions improve.

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

As we have previously discussed, with the January 2007 suspension of U.S. shipments from the Medtronic Physio-Control unit, we have used cash, and anticipate using additional cash, to build inventory levels to ensure capacity is not an issue as we pursue additional customers. We also may assist customers who transition to our products with various financing arrangements.

Sources and Uses of Cash

To assist with the discussion, the following table presents the abbreviated cash flows for the six months ended March 30, 2008 and April 1, 2007:

(000’s omitted)	Six months ended March 30, 2008	Six months ended April 1, 2007
Net income	$8,834	$5,524
Changes not affecting cash	9,629	6,511
Changes in current assets and liabilities	(13,030)	(6,808)

Cash provided by operating activities	5,433	5,227
Cash used for investing activities	(17,847)	(6,887)
Cash provided by financing activities	1,529	17,947
Effect of foreign exchange rates on cash	249	358

Net change in cash and cash equivalents	(10,636)	16,645
Cash and cash equivalents—beginning of period	37,631	42,831

Cash and cash equivalents—end of period	$26,995	$59,476

Operating Activities

Cash provided by operating activities of $5.4 million for the six months ended March 30, 2008 was up slightly from cash provided by operating activities for the six months ended April 1, 2007 of $5.2 million. Cash provided by operating activities for the six months ended March 30, 2008 was attributable to a $3.3 million increase in net income for the six months ended March 30, 2008 compared to the six months ended April 1, 2007, a $3.8 million decrease in inventory purchases for the six months ended March 30, 2008 compared to the six months ended April 1, 2007, and a $3.1 million increase in depreciation, amortization and stock-based compensation expense for the six months ended March 30, 2008 compared to the six months ended April 1, 2007. These increases to cash provided by operating activities were offset by increased uses of cash from operating activities, including increased cash payments for accounts payable and accrued expenses ($6.5 million) and increased accounts receivable ($3.4 million). The $3.8 million decrease in inventory relates to an approximate $6.8 million cost of inventory shipped during the first quarter of fiscal 2008 related to the State of California order, in part offset by the impact of building inventory to support higher levels of business, including the current backlog.

Investing Activities

Cash used in investing activities during the six months ended March 30, 2008 increased approximately $11.0 million as compared to the cash used in investing activities during the six months ended April 1, 2007. During the six months ended March 30, 2008, payments of contingent consideration on prior period acquisitions increased approximately $5.1 million, additions of property and equipment increased $3.7 million, and net purchases of marketable securities increased $1.4 million, as compared to the previous year period.

Financing Activities

Cash provided by financing activities during the six months ended March 30, 2008 decreased by approximately $16.4 million from the previous year period. The change reflects a substantially lower number of stock options exercised during the current six-month period (options for 110,141 shares in the current period compared to options for 942,010 shares in the previous year period), at a lower weighted-average exercise price per share ($13.88 in the current period compared to $14.84 in the previous year period).

Investments

In March 2004, we acquired substantially all the assets of Infusion Dynamics. Under the terms of the acquisition, we are obligated to make additional earn-out payments through 2011 (“contingencies”) based on performance of the acquired business. Because additional consideration is based on the growth of sales, a reasonable estimate of the future payments to be made cannot be determined. When these contingencies are resolved and the consideration is distributable, we will record the fair value of the additional consideration as additional cost of the acquired assets. Our earn-out payment for 2007 was approximately $11,000, which was accrued for during fiscal 2007 and paid during the first quarter of fiscal 2008.

We exercised our option to acquire Revivant, the manufacturer of the AutoPulse, on October 12, 2004. We paid $15 million in the form of cash and shares of our Common Stock as the initial merger consideration. Additional contingent consideration under the merger agreement was dependent upon certain clinical developments (milestone payments) and increases in revenue through fiscal 2007 (earn-out payments). In January 2007, we paid approximately $1.2 million in cash and issued 72,128 shares of common stock in payment of the 2006 earn-out, which was accrued during fiscal 2006, to the former shareholders of Revivant. In December 2007, we paid approximately $3.6 million in cash and issued 220,864 shares of common stock in payment of the 2007 earn-out, which was accrued during fiscal 2007, to the former shareholders of Revivant. The December 2007 payment represented the contingent consideration due to the former shareholders of Revivant for the final earn-out period related to this acquisition.

We exercised our option to acquire the business and assets of Lifecor on March 22, 2006, and acquired the business and assets on April 10, 2006. We assumed Lifecor’s outstanding debt (plus an additional $3.0 million owed to us, which was cancelled), and certain stated liabilities. We paid the third-party debt in April 2006. Additional consideration will be in the form of earn-out payments to Lifecor based upon future revenue growth of the acquired business over a five-year period. Earn-out payments to Lifecor were made in the form of cash for fiscal 2006 and fiscal 2007 in the approximate amounts of $77,000 and $3.2 million, respectively. For both annual earn-outs, the additional consideration was accrued during the fiscal period when earned and paid out in the subsequent fiscal period. Because additional consideration will be based on the growth of sales, a reasonable estimate of the total acquisition cost cannot be determined.

On May 22, 2007, we acquired the fire records management software business and related assets from BIO-key International, Inc. for approximately $7.0 million in cash. Under terms of the acquisition, no additional consideration will be paid. See Note 8 to the consolidated financial statements for further discussion of the acquisition.

On September 18, 2007, we acquired certain assets from Radiant Medical, Inc., a private medical technology company developing endovascular temperature therapy products, for approximately $5.8 million in cash. Under the terms of the acquisition, no additional consideration will be paid. See Note 8 for further discussion of the acquisition.

Debt Instruments and Related Covenants

We maintain a working capital line of credit with a commercial bank. Under this working capital line, we may borrow on a demand basis. Currently, we may borrow up to $12.0 million at an interest rate equal to the bank’s base rate. No borrowings were outstanding on this line during the quarter ended March 30, 2008. There are no covenants related to this line of credit.

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

	Payments Due by Period
(000’s omitted)	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Contractual Obligations
Non-Cancelable Operating Lease Obligations	$6,667	$2,497	$3,607	$518	$45
Purchase Obligations	4,773	1,526	1,632	1,615	—

Total Contractual Obligations	$11,440	$4,023	$5,239	$2,133	$45

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

Hedging Activities

We use forward contracts to reduce our exposure to foreign currency risks due to fluctuations in exchange rates underlying the value of intercompany accounts receivable denominated in foreign currencies. We had one forward exchange contract outstanding serving to mitigate foreign currency risk of our Euro intercompany receivables in the notional amount of approximately 7 million Euros at March 30, 2008. The contract serves as a hedge of a substantial portion of our Euro-denominated intercompany balances. The fair value of the foreign currency derivative contract outstanding at March 30, 2008 was approximately $11.1 million, resulting in an unrealized loss of $54,000 as of March 30, 2008. Net realized losses from foreign currency forward contracts totaled $757,000 during the quarter ended March 30, 2008, compared to net realized losses of $79,000 for the prior year’s quarter. Both amounts are included in the consolidated income statement within “investment and other income.”

As of March 30, 2008, we had contracts outstanding to serve as a hedge of our forecasted sales to our subsidiaries totaling $7.7 million, all maturing in less than twelve months. Because these derivatives did not qualify for hedge accounting in accordance with SFAS 133, we entered into offsetting derivatives totaling $7.8 million. All of these contracts have been marked to market with changes in fair value recorded to earnings. As of March 30, 2008, the net settlement amount on these contracts was an unrealized loss of approximately $153,000. We believe there is no further exposure under these contracts as they effectively offset each other. Net realized losses were approximately $130,000 for the quarter ended March 30, 2008 and $0 for the quarter ended April 1, 2007, and were recorded in “investment and other income” in the consolidated income statement.

Legal and Regulatory Affairs

As previously reported, on December 14, 2007, the jury in the lawsuit captioned Adept Computer Solutions, Inc. v. ZOLL Data Systems, Inc. awarded damages to the plaintiff of approximately $512,000. On February 14, 2008, the Court determined that ZOLL Data Systems, Inc. (“ZDS”) was not liable for any of the plaintiff’s attorney fees or costs, and adopted ZDS’ calculation of interest owing on damages awarded for breach of contract and copyright infringement. Such interest totaled approximately $140,000.

On February 28, 2008, the parties entered into a settlement agreement and mutual release, under which ZDS paid the plaintiff the sum of $652,021, representing the jury verdict plus awarded interest. As a result of the settlement agreement and mutual release, all matters at issue in the litigation were fully resolved. Taking into account amounts previously accrued by the Company, the payment did not have a material adverse effect on the Company’s financial condition.

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

Our sales to customers often include a cardiac resuscitation device, disposable electrodes and other accessories. For the vast majority of our shipments, all deliverables are shipped together. In cases where some elements of a multiple element arrangement are not delivered as of a reporting date, we defer the fair value of the undelivered elements and only recognize the revenue related to the delivered elements in accordance with Emerging Issues Task Force (“EITF”) 00-21 “Revenue Arrangements with Multiple Deliverables.” Revenues are recorded net of estimated returns. Some sales to customers of our cardiac resuscitation devices may include some data collection software. The cardiac resuscitation device and software product can operate independently of each other and one does not affect the functionality of the other. In cases where both elements are included in a customer’s order but only one has been delivered by the reporting date, we defer the fair value of the undelivered element and recognize the revenue related to the delivered item in accordance with EITF 03-05, “Applicability of AICPA Statement of Position 97-2, Software Revenue Recognition to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software” and EITF 00-21.

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

In the fourth quarter of fiscal 2007, we were awarded a contract of approximately $11.6 million with a contractor hired by the State of California to supply defibrillators and accessories. The contract also includes preventative maintenance and storage services for certain defibrillators and accessories over a five-year period. Based on the award, we shipped the defibrillators and accessories (“equipment”) in three installments over the course of four months beginning in the fourth quarter of fiscal 2007 and ending in the first quarter of fiscal 2008. Title and risk of loss for this equipment passed to the customer upon shipment. At the request of the State of California, the equipment was shipped to three warehouse locations within California in order to provide for rapid deployment in the case of an emergency. Two of the warehouses are facilities leased by us on their behalf. As a result, the State of California requested that we make arrangements to store and maintain certain of the equipment to ensure proper performance when deployed. We considered the specific guidance and criteria for bill-and-hold arrangements as outlined in the SEC’s Staff Accounting Bulletin No. 104 and concluded we have complied with all of the criteria for revenue recognition. The preventative maintenance services include preventative maintenance on the defibrillator units as well as battery and electrode replacement upon expiration of their shelf life within the five-year period of the contract.

Although we delivered the first installment of the equipment during the fourth quarter of the fiscal year 2007, no revenue was recognized because objective and reliable evidence of fair value did not exist for all undelivered elements. We recognized approximately $8 million of revenue related to the delivered equipment in the first six months of fiscal 2008, because we believe that objective and reliable evidence of fair value exists for all remaining undelivered elements, including maintenance, storage, insurance and accessories. The remaining amount of consideration will be recognized over a five-year period as the undelivered elements are delivered.

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

This government contract is for a one-year term, and the U.S. government has four one-year extension options that require the payment of additional fees to us if exercised (the contract is currently in its third extension). These fees are for the storage, inventory rotation and facilities charge and are recognized ratably over the contract period. The U.S. government has two options to acquire defibrillators under this contract. They may buy on a replenishment basis, which means we will record a sale under our normal U.S. government price list and maintain our “state of readiness,” or they may buy on a non-replenishment basis, which will still allow us to obtain normal margins but will reduce our future obligations under this arrangement.

For information concerning the accounting treatment of Trade-In Allowances, see the next section “Allowance for Doubtful Accounts / Sales Returns and Allowances / Trade-In Allowances.”

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

As of March 30, 2008, our accounts receivable balance of $81.0 million is reported net of allowances of $7.9 million. We believe our reported allowances at March 30, 2008 are adequate. If the financial condition of our customers was to deteriorate, however, resulting in their inability to make payments, we might need to record additional allowances, resulting in additional expenses being recorded for the period in which such determination was made.

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

Warranty Reserves

Our products are sold with warranty provisions that require us to remedy deficiencies in quality or performance over a specified period of time, usually one year for pre-hospital and international customers and five years for hospital customers. In instances where pre-hospital customers receive warranty coverage beyond one year, revenue is deferred based upon vendor specific objective evidence of fair value and recognized over the period of extended warranty. We provide for the estimated cost of product warranties at the time product is shipped and revenue is recognized. The costs that we estimate include material, labor, and shipping. While we engage in product quality programs and processes, our warranty obligation is affected by product failure rates, material usage and service delivery costs incurred in correcting a product failure. We believe that our recorded liability of $3.8 million at March 30, 2008 is adequate to cover future costs for the servicing of our products sold through that date and under warranty. If actual product failure rates, material usage or service delivery costs differ from our estimates, revisions to the estimated warranty liability would be required.

Inventory

We value our inventories at the lower of cost or market. Cost is determined by the first-in, first-out (“FIFO”) method, including material, labor and factory overhead.

Inventory on hand may exceed future demand either because the product is outdated, obsolete, or because the amount on hand is in excess of future needs. We provide for the total value of inventories that we determine to be obsolete based on criteria such as customer demand and changing technologies. We estimate excess inventory amounts by reviewing quantities on hand and comparing those quantities to sales forecasts for the next 12 months, identifying historical service usage trends, and matching that usage with the installed base quantities to estimate future needs. At March 30, 2008, our inventory was recorded at net realizable value requiring adjustments of $6.6 million, or 9.5% of our $69.7 million gross inventories.

Goodwill

At March 30, 2008, we had approximately $37 million in goodwill, primarily resulting from our acquisitions of Revivant (approximately $27 million), certain assets of BIO-key International, Inc. (approximately $5 million), the assets of Infusion Dynamics (approximately $4 million), and the assets of Lifecor (approximately $1 million). In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” we test our goodwill for impairment at least annually by comparing the fair value of our reporting units to the carrying value of those reporting units. Fair value is determined based on an estimate of the discounted future cash flows expected from the reporting units. The determination of fair value requires significant judgment on the part of management about future revenues, expenses and other assumptions that contribute to the net cash flows of the reporting units. Additionally, we periodically review our goodwill for impairment whenever events or changes in circumstances indicate that an impairment has occurred.

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

Risk Factors

The following Risk Factors contain no material changes from the Risk Factors contained in our Annual Report on Form 10-K for the fiscal year ended September 30, 2007 and filed on December 13, 2007, with the following exceptions: (1) we have deleted the risk factor entitled “The Impact on the Company of the Suspension of Shipments by Physio-Control, a Division of Medtronic, May Be Difficult to Predict,” (2) we have added a new risk factor entitled “The Resumption of Shipments by Physio-Control, a Division of Medtronic, May Adversely Affect Our Revenues and Profits,” (3) we have deleted the risk factor entitled “General Economic Conditions May Cause Our Customers to Delay Buying Our Products Resulting in Lower Revenues,” (4) we have added a new risk factor entitled “General Economic Conditions, Which Are Largely Out of the Company’s Control, May Adversely Affect the Company’s Financial Condition and Results of Operations,” which is on page 29 of this Form 10-Q, (5) we have deleted the risk factor entitled “Compliance With Changing Regulation of Corporate Governance, Public Disclosure and Accounting Matters May Result in Additional Expenses,” and (6) we have deleted the risk factor entitled “If There is an Adverse Outcome with Respect to the Award of Interest and Legal Fees in the Adept Litigation, the Company Could be Required to Pay a Larger Sum of Money Than We Have Accrued.” The Risk Factors have been repeated in their entirety for the reader’s convenience.

If We Fail to Compete Successfully in the Future against Existing or Potential Competitors, Our Operating Results May Be Adversely Affected.

Our principal global competitors with respect to our entire cardiac resuscitation equipment product line are Physio-Control, Inc. (“Physio-Control”) and Royal Philips Electronics (“Philips”). Physio-Control is a subsidiary of Medtronic, Inc., a leading medical technology company, and has been the market leader in the defibrillator industry for over 20 years. As a result of Physio-Control’s dominant position in this industry, many potential customers have relationships with Physio-Control that could make it difficult for us to continue to penetrate the markets for our products. In addition, Physio-Control and Philips and other competitors each have significantly greater resources than we do. Accordingly, Physio-Control, Philips and other competitors could substantially increase the resources they devote to the development and marketing of products that are competitive with ours. These and other competitors may develop and successfully commercialize medical devices that directly or indirectly accomplish what our products are designed to accomplish in a superior and/or less expensive manner. In addition, although our biphasic waveform technology is unique, our competitors have devised alternative biphasic waveform technology. Medtronic previously announced its intention to spin off its external defibrillator business into a separate publicly-traded company and announced a suspension of U.S. shipments of its external defibrillators because of system quality issues. How these continuing developments will affect the competitive landscape in the future is unclear, but the Company has taken steps to pursue additional customers.

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

The Resumption of Shipments of Physio-Control, a Division of Medtronic, May Adversely Affect our Revenues and Profits.

Beginning in January 2007, Physio-Control, a division of Medtronic, had suspended most U.S. product shipments due to internal quality control issues. In August 2007, Physio-Control began shipping to U.S. customers under certain restrictions. As announced by Physio-Control on April 28, 2008, it has reached an agreement on a consent decree with the U.S. Food and Drug Administration regarding its quality system improvements for its external defibrillator products. Under the consent decree, Physio-Control will be allowed to continue limited shipments in the United States, subject to greater restriction. In addition, it has been reported that restrictions on shipments now apply to International as well as U.S. shipments. Once certain conditions under the consent decree are met, Physio-Control will be allowed to resume unrestricted distribution. The resumption of U.S. shipments may adversely affect our revenues in the future.

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

General Economic Conditions, Which Are Largely Out of the Company’s Control, May Adversely Affect the Company’s Financial Condition and Results of Operations.

The Company’s businesses may be impacted by changes in general economic conditions, both nationally and internationally. Recessionary economic cycles, higher interest rates, higher fuel and other energy costs, inflation, higher levels of unemployment, changes in the laws or industry regulations or other economic factors may adversely affect the demand for the Company’s products. Additionally, these economic factors, as well as higher tax rates, increased costs of labor, insurance and healthcare, and changes in other laws and regulations may increase the Company’s cost of sales and operating expenses, which may adversely affect the Company’s financial condition and results of operations.

We Can be Sued for Producing Defective Products and We May be Required to Pay Significant Amounts to Those Harmed If We are Found Liable, and Our Business Could Suffer from Adverse Publicity.

The manufacture and sale of medical products such as ours entail significant risk of product liability claims, and product liability claims are made against us from time to time. Our quality control standards comply with FDA requirements, and we believe that the amount of product liability insurance we maintain is adequate based on past product liability claims in our industry. We cannot be assured that the amount of such insurance will be sufficient to satisfy claims made against us in the future or that we will be able to maintain insurance in the future at satisfactory rates or in adequate amounts. Product liability claims could result in significant costs or litigation. A product liability lawsuit is currently pending. A successful claim brought against us in excess of our available insurance coverage or any claim that results in significant adverse publicity against us could have a material adverse effect on our business, financial condition and results of operations.

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

Our International Sales Expose Our Business to a Variety of Risks That Could Result in Significant Fluctuations in Our Results of Operations.

Approximately 29% of our sales for the six months ended March 30, 2008 were made to foreign purchasers, and we plan to increase the sale of our products to foreign purchasers in the future. As a result, a significant portion of our sales is and will continue to be subject to the risks of international business, including:

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

Intangibles and Goodwill We Currently Carry on Our Balance Sheet May Become Impaired.

At March 30, 2008, we had approximately $74 million of goodwill and intangible assets on our balance sheet. These assets are subject to impairment if the cash flow that we generate from these assets specifically, or our business more broadly, are insufficient to justify the carrying value of the assets. Factors affecting our ability to generate cash flow from these assets include, but are not limited to, general market conditions, product acceptance, pricing and competition, distribution, costs of production and operations.

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

We have also implemented a so-called poison pill by adopting our shareholders rights agreement which was renewed in April 2008. This poison pill significantly increases the costs that would be incurred by an unwanted third party acquirer if such party owns or announces its intent to commence a tender offer for more than 15% of our outstanding Common Stock or otherwise “triggers” the poison pill by exceeding the applicable stock ownership threshold. The existence of this poison pill could delay, deter or prevent a takeover of the Company.

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

Management believes it has a conservative investment policy. It calls for investing in high quality investment grade securities with an average duration of 24 months or less. However, with the volatility of interest rates and fluctuations in credit quality of the underlying investments and issues of general market liquidity, there can be no assurance that the Company’s investments will not lose value. Management does not believe it has material exposure currently.

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

We use foreign currency forward contracts to manage our currency transaction exposures. These currency forward contracts are not designated as cash flow, fair value or net investment hedges under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (“SFAS 133”) and, therefore, are marked-to-market with changes in fair value recorded to earnings. These derivative instruments do not subject our earnings or cash flows to material risk since gains and losses on those derivatives generally offset losses and gains on the assets and liabilities being hedged.

We had one forward exchange contract outstanding serving as a hedge of our Euro intercompany receivables in the notional amount of approximately 7 million Euros at March 30, 2008. The contract serves as a hedge of a substantial portion of our Euro-denominated intercompany balances. The fair value of the foreign currency derivative contract outstanding at March 30, 2008 was approximately $11.1 million, resulting in an unrealized loss of $54,000 as of March 30, 2008. A sensitivity analysis of a change in the fair value of the Euro derivative foreign exchange contract outstanding at March 30, 2008 indicates that, if the U.S. dollar weakened by 10% against the Euro, the fair value of this contract would decrease by approximately $1.1 million, resulting in a total loss on the contract of approximately $1.2 million. Conversely, if the U.S. dollar strengthened by 10% against the Euro, the fair value of this contract would increase by $1.0 million, resulting in a total gain on the contract of $952,000. Any gains and losses on the fair value of the derivative contract would be largely offset by losses and gains on the underlying transaction. These offsetting gains and losses are not reflected in the analysis above.

Intercompany Receivable Hedge

Exchange Rate Sensitivity: March 30, 2008

(Amounts in $)

	Expected Maturity Dates
	2008	2009	2010	2011	2012	Thereafter	Total	Unrealized loss
Forward Exchange Agreements (Receive $/Pay Euro) Contract Amount	$11,009,000						$11,009,000	$54,000
Average Contract Exchange Rate	1.5727	—	—	—	—	—	1.5727

As of March 30, 2008, we had contracts outstanding to serve as a hedge of our forecasted sales to our subsidiaries totaling approximately $7.7 million, all maturing in less than twelve months. Because these derivatives did not qualify for hedge accounting in accordance with SFAS 133, the Company entered into offsetting derivatives totaling $7.8 million. All of the contracts have been marked to market with changes in fair value recorded to earnings. As of March 30, 2008, the net settlement amount on these contracts was an unrealized loss of approximately $153,000. The Company believes there is no further exposure under these contracts as they effectively offset each other. A sensitivity analysis of a change in the fair value of the derivative foreign exchange contracts outstanding at March 30, 2008 indicates that, if the U.S. dollar weakened by 10% against the foreign currencies, the fair value of these contracts would increase by approximately $20,000, resulting in a total loss on the contracts of approximately $173,000. Conversely, if the U.S. dollar strengthened by 10% against the foreign currencies, the fair value of these contracts would decrease by $18,000, resulting in a total loss on the contracts of approximately $135,000. Any gains and losses on the fair value of the derivative contract would be partially offset by losses and gains on the underlying transaction. These offsetting gains and losses are not reflected in the analysis above.

Forecasted Sales Hedge

Exchange Rate Sensitivity: March 30, 2008

(Amounts in $)

	Expected Maturity Dates for fiscal year
	2008	2009	2010	2011	2012	Thereafter	Total	Unrealized (Gain)/Loss
Forward Exchange Agreements (Receive $/Pay Euro) Contract Amount	$2,817,000						$2,817,000	$344,000
Average Contract Exchange Rate	1.4085	—	—	—	—	—	1.4085
Forward Exchange Agreements (Receive $/Pay GBP) Contract Amount	$2,028,000						$2,028,000	$(34,000)
Average Contract Exchange Rate	2.0279	—	—	—	—	—	2.0279
Forward Exchange Agreements (Receive $/Pay AUD) Contract Amount	$866,000						$866,000	$52,000
Average Contract Exchange Rate	0.8660	—	—	—	—	—	0.8660
Forward Exchange Agreements (Receive $/Pay CAD) Contract Amount	$1,966,000						$1,966,000	$(7,000)
Average Contract Exchange Rate	0.9828	—	—	—	—	—	0.9828
Forward Exchange Agreements (Receive Euro/Pay $) Contract Amount	$2,944,000						$2,944,000	$(217,000)
Average Contract Exchange Rate	1.4718	—	—	—	—	—	1.4718

	Expected Maturity Dates for fiscal year
	2008	2009	2010	2011	2012	Thereafter	Total	Unrealized (Gain)/Loss
Exchange Rate
Forward Exchange Agreements (Receive GPB/Pay $ Contract Amount	$2,030,000						$2,030,000	$36,000
Average Contract Exchange Rate	2.0295	—	—	—	—	—	2.0295
Forward Exchange Agreements (Receive AUD/Pay $) Contract Amount	$870,000						$870,000	$(48,000)
Average Contract Exchange Rate	0.8697	—	—	—	—	—	0.8697
Forward Exchange Agreements (Receive CAD/Pay $) Contract Amount	$1,987,000						$1,987,000	$28,000
Average Contract Exchange Rate	0.9935	—	—	—	—	—	0.9935

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of March 30, 2008, the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures are effective.

Changes in Internal Controls Over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended March 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

As previously reported, on December 14, 2007 the jury in the lawsuit captioned Adept Computer Solutions, Inc. v. ZOLL Data Systems, Inc. awarded damages to the plaintiff of approximately $512,000. On February 14, 2008, the Court determined that ZOLL Data Systems, Inc. (“ZDS”) was not liable for any of the plaintiff’s attorney fees or costs, and adopted ZDS’ calculation of interest owing on damages awarded for breach of contract and copyright infringement. Such interest totaled approximately $140,000.

On February 28, 2008, the parties entered into a settlement agreement and mutual release, under which ZDS paid the plaintiff the sum of $652,021, representing the jury verdict plus awarded interest. As a result of the settlement agreement and mutual release, all matters at issue in the litigation were fully resolved. Taking into account amounts previously accrued by the Company, the payment did not have a material adverse effect on the Company’s financial condition.

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

There have been no material changes from the Risk Factors previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007, filed with the SEC on December 13, 2007, with the following exceptions: (1) we have deleted the risk factor entitled “The Impact on Company of the Suspension of Shipments by Physio-Control, a Division of Medtronic, May Be Difficult to Predict,” (2) we have added a new risk factor entitled “The Resumption of Shipments by Physio-Control, a Division of Medtronic, May Adversely Affect Our Revenues and Profits,” (3) we have deleted the risk factor entitled “General Economic Conditions May Cause Our Customers to Delay Buying Our Products Resulting in Lower Revenues,” (4) we have added a new risk factor entitled “General Economic Conditions, Which Are Largely Out of the Company’s Control, May Adversely Affect the Company’s Financial Condition and Results of Operations,” which is on page 29 of this Form 10-Q, (5) we have deleted the risk factor entitled “Compliance With Changing Regulation of Corporate Governance, Public Disclosure and Accounting Matters May Result in Additional Expenses,” and (6) we have deleted the risk factor entitled “If There is an Adverse Outcome with Respect to the Award of Interest and Legal Fees in the Adept Litigation, the Company Could be Required to Pay a Larger Sum of Money Than We Have Accrued.” The Risk Factors have been repeated in their entirety for the reader’s convenience. in Part I, “Management’s Discussion and Analyses of Financial Condition and Results of Operations – Risk Factors.”

Item 4.	Submission of Matters to a Vote of Security Holders.

The Company’s 2008 Annual Meeting of Stockholders was held on January 23, 2008. As of December 7, 2007, the record date, 20,504,969 shares of our common stock were outstanding and entitled to vote, and a total of 19,290,623 shares of common stock were voted at the meeting.

Messrs. Daniel M. Mulvena, Benson F. Smith and John J. Wallace were re-elected to serve as Class I Directors until the 2011 Annual Meeting of Stockholders and until their respective successors have been duly elected and qualified. Votes were cast for the nominees as follows:

	For	Withheld
Mr. Mulvena	18,382,962	907,661
Mr. Smith	18,763,536	527,087
Mr. Wallace	18,846,975	443,026

Mr. Lewis H. Rosenblum was elected to serve as a Class III Director until the 2010 Annual Meeting of Stockholders and until his successor has been duly elected and qualified. Votes were cast for his election as follows:

	For	Withheld
Mr. Rosenblum	18,846,975	443,648

The terms of office of the following Class II and Class III Directors continued after the meeting:

Class II Directors (terms expire in 2009)

Thomas M. Claflin, II

Richard A. Packer

Class III Directors (terms expire in 2010)

James W. Biondi

Robert J. Halliday

The other matter submitted for stockholder approval at the 2008 Annual Meeting of Stockholders was the ratification of the selection of Ernst & Young LLP as the Company’s independent registered public accounting firm for fiscal 2008. The following votes were cast in connection with this matter:

Ratification of the selection of Ernst & Young LLP as the Company’s independent registered public accounting firm for fiscal 2008.

For	18,701,224
Against	582,753
Abstain	6,646

Item 5.	Other Information

(a)	Not applicable.

(b)	During the period covered by this report, there were no changes to the procedures by which security holders may recommend nominees to the Board of Directors.

Item 6.	Exhibits

1. Exhibit 31.1	—Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)

2. Exhibit 31.2	—Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)

3. Exhibit 32.1*	—Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (2)

4. Exhibit 32.2*	—Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (2)

(1)	Filed herewith.
(2)	Furnished herewith.
*	This certification shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, nor shall it be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 9, 2008.

ZOLL MEDICAL CORPORATION

Date: May 9, 2008	By:	/s/ RICHARD A. PACKER
Richard A. Packer,
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: May 9, 2008	By:	/s/ A. ERNEST WHITON
A. Ernest Whiton,
Vice President of Administration and Chief Financial Officer (Principal Financial and Accounting Officer)