Form 10-Q
period 2008-06-29
ZOLL MEDICAL CORP
filed 2008-08-08
CIK 887568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 29, 2008.

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

Class	Outstanding at August 5, 2008
Common Stock, $0.01 par value	21,031,854

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

ZOLL MEDICAL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(000’s omitted, except per share data)

(Unaudited)

	June 29, 2008	September 30, 2007
ASSETS
Current assets:
Cash and cash equivalents	$38,975	$37,631
Short-term marketable securities	19,220	19,767
Accounts receivable, less allowance of $7,243 at June 29, 2008, and $8,438 at September 30, 2007	80,490	78,086
Inventories:
Raw materials	27,114	22,500
Work-in-process	5,656	5,783
Finished goods	31,106	29,646

	63,876	57,929
Prepaid expenses and other current assets	12,029	11,809

Total current assets	214,590	205,222

Property and equipment, at cost:
Land, building and building improvements	1,264	1,184
Machinery and equipment	78,667	66,705
Construction in progress	2,179	2,388
Tooling	16,015	15,255
Furniture and fixtures	3,999	3,813
Leasehold improvements	5,384	5,357

	107,508	94,702
Less: accumulated depreciation	72,481	62,198

Net property and equipment	35,027	32,504

Investments	1,310	1,310
Notes receivable	2,791	2,025
Long-term marketable securities	1,900	—
Goodwill	37,362	37,414
Patents and developed technology, net	21,354	22,591
Deferred tax asset	4,579	4,579
Intangibles and other assets, net	14,777	13,793

	$333,690	$319,438

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$18,376	$21,860
Deferred revenue	27,549	25,549
Accrued expenses and other liabilities	29,822	36,243

Total current liabilities	75,747	83,652
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, authorized 1,000 shares, none issued and outstanding; Common stock, $0.01 par value, authorized 38,000 shares, 20,979 and 20,438 issued and outstanding at June 29, 2008 and September 30, 2007, respectively	210	204
Capital in excess of par value	154,037	145,471
Accumulated other comprehensive loss	(7,135)	(6,516)
Retained earnings	110,831	96,627

Total stockholders’ equity	257,943	235,786

	$333,690	$319,438

See notes to unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED INCOME STATEMENTS

(000’s omitted, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
Net sales	$100,244	$79,232	$292,419	$216,666
Cost of goods sold	46,620	35,604	140,012	99,041

Gross profit	53,624	43,628	152,407	117,625
Expenses:
Selling and marketing	28,725	23,988	82,273	65,612
General and administrative	7,835	6,683	23,564	19,374
Research and development	8,441	7,468	24,822	20,484

Total expenses	45,001	38,139	130,659	105,470

Income from operations	8,623	5,489	21,748	12,155
Investment and other income	352	1,250	1,030	2,813

Income before income taxes	8,975	6,739	22,778	14,968
Provision for income taxes	3,231	2,426	8,200	5,131

Net income	$5,744	$4,313	$14,578	$9,837

Basic earnings per common share	$0.27	$0.21	$0.70	$0.49

Weighted average common shares outstanding	20,921	20,434	20,805	20,125
Diluted earnings per common and common equivalent share	$0.27	$0.21	$0.69	$0.48

Weighted average common and common equivalent shares outstanding	21,474	20,828	21,210	20,646

See notes to unaudited consolidated financial statements.

ZOLL MEDICAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(000’s omitted)

(Unaudited)

	Nine Months Ended
	June 29, 2008	July 1, 2007
OPERATING ACTIVITIES:
Net income	$14,578	$9,837
Charges not affecting cash:
Depreciation and amortization	12,627	9,982
Stock-based compensation expense	1,963	1,147
Changes in current assets and liabilities:
Accounts receivable	(1,604)	(7,457)
Inventories	(6,886)	(17,605)
Prepaid expenses and other current assets	(173)	(208)
Accounts payable and accrued expenses	(1,441)	5,160

Cash provided by operating activities	19,064	856
INVESTING ACTIVITIES:
Purchases of marketable securities	(34,748)	(22,579)
Sales of marketable securities	33,395	20,799
Additions to property and equipment	(12,565)	(9,658)
Payment for acquisition, net of cash acquired	—	(6,960)
Milestone payments related to prior years’ acquisitions	(6,816)	(1,709)
Other assets, net	(4,041)	(1,920)

Cash used for investing activities	(24,775)	(22,027)
FINANCING ACTIVITIES:
Exercise of stock options	4,895	14,012
Tax benefit from the exercise of stock options	1,669	4,014

Cash provided by financing activities	6,564	18,026
Effect of exchange rates on cash and cash equivalents	491	903

Net increase (decrease) in cash and cash equivalents	1,344	(2,242)
Cash and cash equivalents at beginning of period	37,631	42,831

Cash and cash equivalents at end of period	$38,975	$40,589

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period:
Income taxes	$6,785	$3,040
Non-cash activity during the period:
Common stock issued at fair value for acquisition of Revivant	$5,756	$1,296

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

2. Segment and Geographic Information

Segment information: The Company operates in a single business segment: the design, manufacture and marketing of a range of non-invasive resuscitation devices and software solutions. These devices and software solutions help healthcare professionals, emergency medical service providers, and first responders diagnose and treat victims of trauma, as well as sudden cardiac arrest. In order to make operating and strategic decisions, the Company’s chief executive officer (the “chief operating decision maker”) evaluates revenue performance based on the worldwide revenues of four customer/product categories, but, due to shared infrastructures, profitability is based on an enterprise-wide measure. These customer/product categories consist of (1) the sale of resuscitation devices and accessories to the North American hospital market, including the military marketplace, (2) the sale of resuscitation devices, accessories and data collection management software to the North American pre-hospital market, (3) the sale of disposable/other products in North America, and (4) the sale/lease/rental of resuscitation devices, accessories, disposable electrodes and data collection management software to the international market.

Net sales by customer/product categories were as follows:

	Three Months Ended		Nine Months Ended
(000’s omitted)	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
Hospital Market - North America	$26,315	$20,392	$87,397	$54,453
Pre-hospital Market - North America	42,685	34,362	116,098	93,198
Other - North America	5,822	5,232	16,857	15,672
International Market	25,422	19,246	72,067	53,343

	$100,244	$79,232	$292,419	$216,666

The Company reports assets on a consolidated basis to the chief operating decision maker.

Geographic information: Net sales by major geographical area, determined on the basis of destination of the goods, are as follows:

	Three Months Ended		Nine Months Ended
(000’s omitted)	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
United States	$70,225	$56,183	$206,124	$151,573
Foreign	30,019	23,049	86,295	65,093

	$100,244	$79,232	$292,419	$216,666

No individual foreign country represented 10% or more of our revenues for the three and nine months ended June 29, 2008 and July 1, 2007, respectively.

3. Comprehensive Income

The Company computes comprehensive income in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 130 (“SFAS 130”) “Reporting Comprehensive Income.” SFAS 130 establishes standards for the reporting and display of comprehensive income and its components in financial statements. Other comprehensive income, as defined, includes all changes in equity during a period from non-owner sources, such as unrealized gains and losses on available-for-sale securities, and foreign currency translation. Total comprehensive income for the three and nine months ended June 29, 2008 and July 1, 2007, respectively, was as follows:

	Three Months Ended		Nine Months Ended
(000’s omitted)	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
Net income	$5,744	$4,313	$14,578	$9,837
Unrealized (loss) gain on available-for-sales securities	(192)	1	(218)	4
Foreign currency translation adjustment	200	(580)	(401)	(1,173)

Total comprehensive income	$5,752	$3,734	$13,959	$8,668

4. Stock Option Plans

At June 29, 2008, the Company had two active stock-based compensation plans under which stock-based grants may be issued, and two other stock-based compensation plans under which grants are no longer being made. No further grants are being made under the Company’s 1992 Stock Option Plan (“1992 Plan”) and 1996 Non-Employee Directors’ Stock Option Plan (“1996 Plan”), and option grants remain outstanding under both plans. The Company’s active plans are the Amended and Restated 2001 Stock Incentive Plan (“2001 Plan”) and the 2006 Non-Employee Director Stock Option Plan (“2006 Plan”).

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

Stock-based compensation charges totaled approximately $708,000 and $2.0 million during the three and nine months ended June 29, 2008, respectively, and totaled approximately $465,000 and $1.1 million during the three and nine months ended July 1, 2007, respectively. The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions for the nine months ended June 29, 2008 and July 1, 2007:

	2008	2007
Dividend yield	0%	0%
Expected volatility	46.6%	46.8%
Risk-free interest rate	3.13%	4.67%
Expected lives (years)	6.08	6.25

At June 29, 2008, there was approximately $7.2 million of unrecognized compensation cost related to non-vested awards, which we expect to recognize over a weighted-average period of 2.7 years.

The weighted-average, grant-date fair value of options granted (estimated using the Black-Scholes option-pricing model) was $11.54 and $10.84 for the nine months ended June 29, 2008 and July 1, 2007, respectively. During the nine months ended June 29, 2008, the Company issued 309,964 shares of Common Stock pursuant to exercised options for proceeds of approximately $4.9 million. Total intrinsic value of options exercised for the nine months ended June 29, 2008 and July 1, 2007 was approximately $4.5 million and $11.9 million, respectively. It is the Company’s policy to issue new shares upon the exercise of options.

The following table summarizes the status of outstanding stock options as of June 29, 2008, as well as changes during the nine months ended June 29, 2008:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term in Years	Aggregate Intrinsic Value ($000’s)
Outstanding at September 30, 2007	1,975,562	$17.06
Granted	255,250	23.75
Exercised	(309,964)	15.79
Forfeited	(3,513)	24.03

Outstanding at June 29, 2008	1,917,335	$18.15	6.18	$29,735

Exercisable at June 29, 2008	1,105,068	$16.99	4.46	$18,410

The following table summarizes the status of unvested restricted stock awards as of June 29, 2008, as well as changes during the nine months ended June 29, 2008:

	Shares	Weighted-Average Fair Value
Unvested at September 30, 2007	42,575	$18.71
Granted	14,750	25.01
Vested	(12,430)	17.68
Forfeited	(1,763)	18.48

Unvested at June 29, 2008	43,132	$21.20

5. Earnings per Share

The shares used for calculating basic earnings per share of Common Stock were the weighted average shares of Common Stock outstanding during the period, and the shares used for calculating diluted earnings per share of Common Stock were the weighted average shares of Common Stock outstanding during the period plus the dilutive effect of stock options and restricted stock.

	Three Months Ended		Nine Months Ended
(000’s omitted)	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
Average shares outstanding for basic earnings per share	20,921	20,434	20,805	20,125
Dilutive effect of stock options	553	394	405	521

Average shares outstanding for diluted earnings per share	21,474	20,828	21,210	20,646

Average shares outstanding for diluted earnings per share for the three and nine months ended June 29, 2008 does not include options to purchase 180,000 and 327,000 shares of Common Stock, respectively, as their effect would have been antidilutive. Average shares outstanding for diluted earnings per share for the three and nine months ended July 1, 2007 does not include options to purchase 415,000 and 159,000 shares of Common Stock, respectively, as their effect would have been antidilutive.

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

The Company had one foreign currency forward contract outstanding at June 29, 2008, serving to mitigate the foreign currency risk of a substantial portion of our Euro-denominated intercompany balances, in the notional amount of approximately 7 million Euros. The net settlement amount of this contract at June 29, 2008 is an unrealized loss of approximately $44,000, which is included in earnings within “investment and other income.” The Company had no realized gains or losses from foreign currency forward contracts during the quarters ended June 29, 2008 and July 1, 2007.

As of June 29, 2008, the Company had contracts outstanding totaling $3.9 million to serve as a hedge of our forecasted sales to our subsidiaries, all maturing in less than twelve months. Because these derivatives did not qualify for hedge accounting in accordance with SFAS 133, the Company entered into offsetting derivatives, totaling $3.9 million. All of the contracts have been marked to market with changes in fair value recorded to earnings. As of June 29, 2008, the net settlement amount on these contracts was an unrealized loss of approximately $29,000. The Company believes there is no further exposure under these contracts as they effectively offset each other. Net realized losses were approximately $125,000 for the quarter ended June 29, 2008 and $0 for the quarter ended July 1, 2007, and were recorded in “investment and other income” in the consolidated income statement.

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

Product warranty activity for the nine months ended June 29, 2008 and July 1, 2007 is as follows:

(000’s omitted)	Beginning Balance	Accruals for Warranties Issued During the Period	Decrease to Pre-existing Warranties	Ending Balance
June 29, 2008	$3,328	$1,170	$650	$3,848
July 1, 2007	$3,614	$848	$823	$3,639

8. Acquisitions

Assets of Radiant Medical, Inc.

On September 18, 2007, the Company acquired certain assets from Radiant Medical, Inc. (“Radiant”), a private medical technology company developing endovascular temperature therapy products. At the time of the purchase, Radiant was ceasing operations, and, in the opinion of the Company, Radiant had one of the best technologies in the emerging therapeutic hypothermia market and an extensive intellectual property portfolio. The Company believes that the acquisition presents an opportunity to broaden the Company’s resuscitation strategy into the area of induced hypothermia, which is emerging as a standard treatment for resuscitated patients. The Company paid approximately $5.8 million in cash for the assets, which primarily consist of patented technology (with an estimated 15 year weighted-average useful life), and the assets acquired in this acquisition are being utilized at the Company’s Sunnyvale, California subsidiary, ZOLL Circulation, Inc.

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

For fiscal 2007, which was the final earn-out period in connection with the acquisition of Revivant Corporation (“Revivant”), the Company accrued in fiscal 2007 and paid in the first quarter of 2008 approximately $9.4 million to the former shareholders of Revivant. Of this amount, approximately $3.6 million was in the form of cash and the remainder was in the form of 220,864 shares of the Company’s Common Stock. The annual earn-out payments for fiscal years 2006 and 2005 were approximately $2.4 million and $1.6 million, respectively, to the former shareholders of Revivant. Of these amounts approximately $1.2 million (in fiscal 2006) and $783,000 (in fiscal 2005) was paid in cash to the former shareholders of Revivant, and the remainder of these earn-outs for fiscal 2006 and 2005 were in the form of 72,128 shares and 47,600 shares, respectively, of the Company’s Common Stock. The annual earn-out payments were accrued during the respective fiscal year in which they were earned and paid in the respective subsequent fiscal year.

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

9. Intangibles and Other Assets

Intangibles and other assets consist of:

(000’s omitted)	Weighted Average Life	June 29, 2008		September 30, 2007
		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Prepaid license fees	17 years	$10,926	$2,923	$10,709	$2,516
Patents and developed technology	12 years	28,623	7,269	28,032	5,441
Customer-related intangibles	10 years	4,750	1,021	4,600	633
Intangible assets not subject to amortization	—	890	—	890	—
Other assets	—	4,347	2,192	2,631	1,888

		$49,536	$13,405	$46,862	$10,478

Amortization of acquired intangibles for the three months ended June 29, 2008 and July 1, 2007 was approximately $732,000 and $625,000, respectively, and is included in operating expenses in the consolidated income statement. For the nine months ended June 29, 2008 and July 1, 2007, amortization of acquired intangibles was approximately $2.2 million and $1.8 million, respectively, and is included in operating expenses in the consolidated income statement.

10. Income Taxes

The Company’s effective tax rate for the three months ended June 29, 2008 was 36%, which was the same as the effective tax rate for the three months ended July 1, 2007.

The Company’s effective tax rate for the nine months ended June 29, 2008 was a tax provision of 36% as compared to 34% for the same period in fiscal 2007. The change in the effective tax rate was caused by the lapse of the research and development tax credit which has not been extended by the U.S. Congress. During the first nine months of fiscal 2008, only one-quarter of a full-year credit is included in our annual rate calculation as opposed to a full-year projected credit in the comparable prior-year period. The prior-year rate also had the benefit of a discrete $176,000 U.S. research and development tax credit recorded during the quarter ended December 31, 2006, due to the enactment into law of the Tax Relief and Healthcare Act of 2006 on December 20, 2006.

Effective October 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). As a result of the implementation of FIN 48, the Company recognized an increase of approximately $374,000 in the liability for unrecognized tax benefits. All of this increase was reflected as a reduction to the October 1, 2007 balance of retained earnings. At the adoption date of October 1, 2007, the Company had $1.3 million of gross unrecognized tax benefits, which, if recognized, would affect the effective tax rate. At June 29, 2008, the Company had $1.2 million of gross unrecognized tax benefits, all of which, if recognized, would affect the effective tax rate.

The Company is subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions. The Company has concluded all U.S. federal, and most state and foreign income tax matters through fiscal 2004.

The Company does not currently have any income tax audits in progress and, therefore, foresee little change in the current reserve for uncertain tax positions in the next twelve months. The Company’s historical practice has been, and continues to be, to recognize interest and penalties related to income tax matters in income tax expense. The Company had $315,000 accrued for interest and penalties at the time of adoption of FIN 48 and $289,000 at June 29, 2008.

11. Legal Proceedings

The Company is, from time to time, involved in the normal course of its business in various legal proceedings, including intellectual property, contract, employment and product liability suits. Although the Company is unable to quantify the exact financial impact of any of these matters, it believes that none of the currently pending matters will have an outcome material to its financial condition or business.

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

Although the Company delivered the first installment of the equipment during the fourth quarter of the fiscal year ended September 30, 2007, no revenue was recognized since objective and reliable evidence of fair value did not exist for all undelivered elements. The Company recognized approximately $8.3 million of revenue related to the delivered equipment in the first nine months of fiscal 2008, because the Company believes that objective and reliable evidence of fair value exists for all remaining undelivered elements, including maintenance, storage, insurance and accessories, in accordance with EITF 00-21. The remaining amount of consideration will be recognized over a five-year period as the undelivered elements are delivered.

13. Marketable Securities

During the second quarter of fiscal 2008, the Company reclassified approximately $2 million of its marketable securities from current assets to non-current assets due to the recent illiquidity in the auction-rate securities market. The underlying assets of these investments are student loans which are backed by the federal government. During the second and third quarter of fiscal 2008, auctions failed for the auction rate securities. As a result, the Company’s ability to liquidate and fully recover the carrying value of the auction rate securities in the near term may be limited. An auction failure means that the parties wishing to sell the securities could not do so. The Company’s auction rate securities are currently rated AAA. During the second quarter of fiscal 2008, the Company recorded a $100,000 impairment charge on these securities based on valuation models. If the issuers are unable to successfully close future auctions and their credit ratings deteriorate, the Company may be required to record further impairment charges on these investments. The Company believes these securities are not materially impaired, primarily due to the government guarantee of the underlying securities. At June 29, 2008 the Company also held approximately $600,000 of marketable securities in mortgage-backed securities. During the second quarter of fiscal 2008, the Company recorded a $100,000 impairment charge on these securities based on valuation models. These mortgage-backed securities are collateralized by prime home equity lines of credit and carry a 100% principal and interest guarantee. The Company believes that it will be able to liquidate its investments without significant losses within the next year, or to hold these securities for a longer period of time, if necessary, until market conditions improve.

14. Recent Accounting Pronouncements

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 requires entities that utilize derivative instruments to provide qualitative disclosures about their objectives and strategies for using such instruments, as well as any details of credit-risk-related contingent features contained within derivatives. SFAS 161 also requires entities to disclose additional information about the amounts and location of derivatives within the financial statements, how the provisions of SFAS 133 have been applied, and the impact that hedges have on an entity’s financial position, financial performance and cash flows. SFAS 161 will be effective for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company believes that this new pronouncement will have an immaterial impact on the Company’s financial statements in future periods.

In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The guidance will become effective as of the beginning of the Company’s fiscal year beginning after December 15, 2008. The Company believes that this new pronouncement will have an immaterial impact on the Company’s financial statements in future periods as they relate to transactions executed prior to adoption. With respect to potential transactions that may be executed subsequent to adoption, the accounting consequences could be materially different than under the current accounting rules.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of SFAS 115” (“SFAS 159”). SFAS 159 provides entities with the option to measure financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective with fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact that the implementation of SFAS 159 may have on our consolidated results and financial position.

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

We intend for this discussion and analysis to provide you with information that will assist you in understanding our consolidated financial statements. Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. This discussion and analysis should be read in conjunction with our consolidated financial statements as of June 29, 2008 for the three and nine months then ended, and the notes thereto.

Sales for the three months and nine months ended June 29, 2008 increased 27% and 35%, respectively, as compared to the comparable periods in the prior year. We experienced strong sales growth in each major part of our business. We believe our recent successes continue to be attributable to multiple factors which include, in no particular order, (1) investments made in new technologies, (2) the breadth of product offerings and differentiated features, (3) bolstering our distribution channels, (3) management changes in the Hospital and International markets, and (4) benefits resulting from ongoing regulatory issues at a major competitor, Physio-Control, limiting their ability to deliver product.

Three Months Ended June 29, 2008 Compared To Three Months Ended July 1, 2007

Sales

Net sales by customer/product categories are as follows:

(000’s omitted)	June 29, 2008	July 1, 2007	% Change
Devices and Accessories to the Hospital Market-North America	$26,315	$20,392	29%
Devices, Accessories, and Data Management Software to the Pre-hospital Market-North America	42,685	34,362	24%
Other Products to North America	5,822	5,232	11%

Subtotal North America	74,822	59,986	25%
All Products to the International Market	25,422	19,246	32%

Net Sales	$100,244	$79,232	27%

Net sales increased 27% for the three months ended June 29, 2008, compared to the prior-year period.

Sales to the North American hospital market increased approximately $5.9 million, or 29%, compared to the same period a year ago. This increase primarily reflects a higher volume of U.S. military/large government sales of approximately $3.9 million. To a lesser extent, the increase resulted from an increased volume of AEDs sales of approximately $1.5 million.

Sales to the North American pre-hospital market increased approximately $8.3 million, or 24%, compared to the same quarter in the prior year. The increase in North American pre-hospital market sales was the result of increased sales of all of our products, including LifeVest® (our wearable defibrillator product), professional defibrillators, data management software and AEDs.

International sales increased approximately $6.2 million, or 32%, in comparison to the prior-year period, driven by increased sales volume of professional defibrillators, AEDs, and AutoPulse®. This increase was primarily the result of a $7.1 million increase in sales to our international distributors in Europe, Latin America and the Middle East. Sales by our international subsidiaries were positively impacted by foreign currency exchange rate fluctuations of approximately $1.3 million. These increases were partially offset by lower sales volume by our subsidiaries in the UK and Germany.

Total sales of the AutoPulse product increased in all our markets, particularly in the international and the North American hospital markets. Total AutoPulse sales were approximately $4.8 million in comparison to $3.7 million in the prior-year quarter.

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

Gross margin for the three months ended June 29, 2008 decreased from approximately 55.1% to approximately 53.5%, compared to the same period in the prior year. This decrease reflected a higher mix of international distributor sales, which typically carry lower overall gross margins. This decrease was partially offset by a higher mix of Lifevest sales which carry higher overall gross margins. Other factors affecting the fluctuation in gross margin each individually represents less than one percentage point of our overall gross margin. Our gross margin tends to fluctuate from period to period as a result of product and geographical mix.

Backlog

Backlog decreased to approximately $9 million at June 29, 2008, compared to approximately $14 million at the end of the second quarter of fiscal 2008 and approximately $10 million at July 1, 2007. Typically, our backlog decreases during the first and second quarters, remains flat during the third quarter, and increases during the fourth quarter due to the purchasing practices of our customers. In fiscal 2008, our backlog increased in the second quarter (rather than decreasing), and it decreased during the third quarter. However, the amounts in our backlog at the end of the third quarters of fiscal 2008 and 2007 were relatively consistent. We believe the maintenance of a modest backlog will help improve our efficiency, lower our costs and improve our profitability as it will make it less likely that we will be required to incur substantial additional costs at the end of the quarter. Due to possible changes in delivery schedules, cancellation of orders and delays in shipments, our backlog at any particular date is not necessarily an accurate predictor of revenue for any succeeding period.

Costs and Expenses

Operating expenses for the three months ended June 29, 2008 and July 1, 2007 were as follows:

(000’s omitted)	June 29, 2008	% of Sales	July 1, 2007	% of Sales	Change %
Selling and marketing	$28,725	29%	$23,988	30%	20%
General and administrative	7,835	8%	6,683	8%	17%
Research and development	8,441	8%	7,468	9%	13%

Total expenses	$45,001	45%	$38,139	48%	18%

As a percentage of sales, total operating expenses for the three months ended June 29, 2008 decreased approximately 3% as compared to the three months ended July 1, 2007. This decrease was primarily attributed to overall operating leverage. The increased dollar spending primarily reflected increased personnel-related expenses for the sales force and related sales organization, including commission, salaries and fringe benefits, that are supporting the increased revenue.

As a percentage of sales, selling and marketing expenses decreased approximately 1% compared to the three months ended July 1, 2007. This percentage decrease was attributed to overall operating leverage. Selling and marketing expenses increased approximately $4.7 million for the three months ended June 29, 2008 compared to the three months ended July 1, 2007. The majority of this increase included higher personnel-related expenses for the sales force and related sales organization, including commissions, salaries, and fringe benefits of approximately $3.7 million, to support the larger volume of sales.

As a percentage of sales, general and administrative expenses remained at 8% for the three months ended June 29, 2008 and July 1, 2007. General and administrative expenses increased approximately $1.2 million for the three months ended June 29, 2008 compared to the three months ended July 1, 2007. This increase primarily related to increased salaries and fringe benefits.

As a percentage of sales, research and development expenses for the three months ended June 29, 2008 decreased approximately 1% compared to the three months ended July 1, 2007. This percentage decrease was attributed to overall operating leverage. Research and development expenses increased by approximately $1.0 million for the three months ended June 29, 2008 compared to the three months ended July 1, 2007, due predominantly to personnel-related costs for additional research and development staff.

Income Taxes

Our effective tax rate for the three months ended June 29, 2008 and July 1, 2007 was 36%.

Effective October 1, 2007, we adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). As a result of the implementation of FIN 48, we recognized approximately $374,000 of increase in our liability for unrecognized tax benefits. All of this increase was reflected as a reduction to the October 1, 2007 balance of retained earnings. At the adoption date of October 1, 2007, we had $1.3 million of gross unrecognized tax benefits, which, if recognized, would affect our effective tax rate. At June 29, 2008, we had $1.2 million of gross unrecognized tax benefits, all of which, if recognized, would affect our effective tax rate.

We are subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions. We have concluded all U.S. federal and most state and foreign income tax matters through fiscal 2004.

We do not currently have any income tax audits in progress and, therefore, foresee little change in our current reserve for uncertain tax positions in the next twelve months. Our historical practice was and continues to be to recognize interest and penalties related to income tax matters in income tax expense. We had $315,000 accrued for interest and penalties at the time of the adoption of FIN 48 and $289,000 at June 29, 2008.

We currently estimate that our fiscal 2008 effective tax rate will be approximately 36%. However, extension of the federal research and development tax credit, if passed by the U.S. Congress, could reduce this rate by approximately 1 percentage point.

Nine Months Ended June 29, 2008 Compared To Nine Months Ended July 1, 2007

Sales

Net sales by customer/product categories are as follows:

(000’s omitted)	June 29, 2008	July 1, 2007	% Change
Devices and Accessories to the Hospital Market-North America	$87,397	$54,453	60%
Devices, Accessories, and Data Management Software to the Pre-hospital Market-North America	116,098	93,198	25%
Other Products to North America	16,857	15,672	8%

Subtotal North America	220,352	163,323	35%
All Products to the International Market	72,067	53,343	35%

Net Sales	$292,419	$216,666	35%

Net sales increased 35% for the nine months ended June 29, 2008, compared to the prior-year period.

Sales to the North American hospital market increased approximately $32.9 million, or 60%, in comparison to the prior-year period. The increase includes a greater volume of U.S. military/large government sales of approximately $15.1 million of revenue compared to the same period last year. Included in this $15.1 million is approximately $8 million of revenue from the previously disclosed State of California order. Excluding U.S. military/large government sales, North American hospital sales increased $17.8 million, or 36%, over the comparable prior-year period. This increase reflects a higher volume of professional defibrillator sales to the North American hospital market of approximately $13.2 million. The remaining increase relates to a higher sales volume of AEDs compared to the prior-year period.

Sales to the North American pre-hospital market increased approximately $22.9 million, or 25%, compared to the same period a year ago. This increase was made up of professional defibrillator, LifeVest, data management software and AED sales growth.

International sales increased approximately $18.7 million, or 35%, compared to the same period in the prior year, driven by increased sales volume of professional defibrillators and AEDs. This increase was predominantly due to strong sales of approximately $12.5 million to our international distributors, primarily in Europe, the Middle East, Latin America and China. Sales by our international subsidiaries increased approximately $6.2 million in comparison to the prior year period, of which approximately $3.7 million was due to the positive impact of foreign currency fluctuations. The remaining $2.5 million increase was due to increased sales in our France and Germany subsidiaries.

Total sales of the AutoPulse product in all our markets increased approximately $1.1 million in comparison with the prior-year period. The strongest sales growth was in the international market.

Gross Margins

Gross margin for the nine months ended June 29, 2008 decreased from approximately 54.3% to approximately 52.1% as compared to the same period in the prior year. The decrease reflected the low gross margin recognized in conjunction with revenue associated with our State of California order. In addition, a higher mix of international distributor business, which carries lower overall gross margins, contributed to the decrease. Each of the other factors affecting the fluctuation in gross margin represents less than one percentage point of our overall gross margin.

Costs and Expenses

Operating expenses for the nine months ended June 29, 2008 and July 1, 2007 were as follows:

(000’s omitted)	June 29, 2008	% of Sales	July 1, 2007	% of Sales	Change %
Selling and marketing	$82,273	28%	$65,612	30%	25%
General and administrative	23,564	8%	19,374	9%	22%
Research and development	24,822	9%	20,484	10%	21%

Total expenses	$130,659	45%	$105,470	49%	24%

As a percentage of sales, total operating expenses for the nine months ended June 29, 2008 decreased approximately 4% as compared to the nine months ended July 1, 2007. The decrease was attributed to relatively small incremental operating expense associated with the revenue obtained from the State of California order and overall operating leverage.

As a percentage of sales, selling and marketing expenses for the nine months ended June 29, 2008 decreased approximately 2% as compared to the nine months ended July 1, 2007, which is primarily attributed to selling and marketing expense leverage associated with the revenue from the State of California order and overall operating leverage. Selling and marketing expenses increased approximately $16.7 million for the nine months ended June 29, 2008 compared to the nine months ended July 1, 2007. The majority of this increase included higher personnel-related expenses for the sales force and related sales organization, including commissions, salaries, and fringe benefits of approximately $11.9 million. These expenses include the impact of hiring additional salespeople.

As a percentage of sales, general and administrative expenses decreased approximately 1% for the nine months ended June 29, 2008, compared to the nine months ended July 1, 2007. This percentage decrease was attributed to leverage associated with the revenue from the State of California order and overall operating leverage. General and administrative expenses increased approximately $4.2 million for the nine months ended June 29, 2008 compared to the nine months ended July 1, 2007. The increase included higher personnel-related expenses of approximately $1.8 million and increased legal-related costs.

As a percentage of sales, research and development expenses for the nine months ended June 29, 2008 remained flat compared to the nine months ended July 1, 2007. Research and development expenses increased by approximately $4.3 million for the nine months ended June 29, 2008 compared to the nine months ended July 1, 2007, due to increased personnel-related costs for additional research and development staff and clinical trial work.

Income Taxes

Our effective tax rate for the nine months ended June 29, 2008 was 36%, and 34% for the nine months ended July 1, 2007.

The increase in our effective tax rate is due to the lapse of the research and development tax credit which has not been extended by the U.S. Congress. During the first nine months of fiscal 2008, only one-quarter of a full-year research and development credit is included in our annual rate calculation as opposed to a full-year projected credit in the comparable prior-year period. The prior-year rate also had the benefit of a discrete $176,000 U.S. research and development tax credit recorded during the quarter ended December 31, 2006, due to the enactment into law of the Tax Relief and Healthcare Act of 2006 on December 20, 2006.

Liquidity and Capital Resources

Our overall financial condition remains strong. Our cash, cash equivalents and short-term investments at June 29, 2008 totaled $58.2 million, compared with $57.4 million at September 30, 2007.

We reclassified approximately $2 million of our marketable securities to non-current assets due to the recent illiquidity in the auction-rate securities market. The underlying assets of these investments are student loans which are backed by the federal government. During our second quarter of fiscal 2008, auctions failed for our auction rate securities. As a result, our ability to liquidate and fully recover the carrying value of our auction rate securities in the near term may be limited. An auction failure means that the parties wishing to sell the securities could not do so. Our auction rate securities are currently rated AAA. During the second quarter of fiscal 2008, we recorded a $100,000 impairment charge on these securities based on valuation models. If the issuers are unable to successfully close future auctions and their credit ratings deteriorate, we may be required to record further impairment charges on these investments. We believe these securities are not materially impaired, primarily due to the government guarantee of the underlying securities. At June 29, 2008, we also held approximately $600,000 of marketable securities in mortgage-backed securities. During the second quarter of fiscal 2008, we recorded a $100,000 impairment charge on these securities based on valuation models. These mortgage-backed securities are collateralized by prime home equity lines of credit and carry a 100% principal and interest guarantee. We believe we will be able to liquidate our investments without significant losses within the next year, or to hold these securities for a longer period of time, if necessary, until market conditions improve.

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

Sources and Uses of Cash

To assist with the discussion, the following table presents the abbreviated cash flows for the nine months ended June 29, 2008 and July 1, 2007:

(000’s omitted)	Nine months ended June 29, 2008	Nine months ended July 1, 2007
Net income	$14,578	$9,837
Changes not affecting cash	14,590	11,129
Changes in current assets and liabilities	(10,104)	(20,110)

Cash provided by operating activities	19,064	856
Cash used for investing activities	(24,775)	(22,027)
Cash provided by financing activities	6,564	18,026
Effect of foreign exchange rates on cash	491	903

Net change in cash and cash equivalents	1,344	(2,242)
Cash and cash equivalents - beginning of period	37,631	42,831

Cash and cash equivalents - end of period	$38,975	$40,589

Operating Activities

Cash provided by operating activities of $19.1 million for the nine months ended June 29, 2008 increased $18.2 million compared to cash provided by operating activities for the nine months ended July 1, 2007 of $0.9 million. The increase in cash provided by operating activities for the nine months ended June 29, 2008 was attributable to a $10.7 million decrease in inventory purchases for the nine months ended June 29, 2008 compared to the nine months ended July 1, 2007; a $5.9 million decrease in accounts receivable outstanding; a $4.7 million increase in net income for the nine months ended June 29, 2008 compared to the nine months ended July 1, 2007; and a $3.5 million increase in depreciation, amortization and stock-based compensation expense for the nine months ended June 29, 2008 compared to the nine months ended July 1, 2007. These increases to cash provided by operating activities were partially offset by an increased use of cash payments for accounts payable and accrued expenses in the amount of $6.6 million. The $10.7 million decrease in inventory, in part, relates to an approximate $6.8 million cost of inventory shipped during the first quarter of fiscal 2008 related to the State of California order. The $5.9 million decrease in accounts receivable is attributable to improved collections.

Investing Activities

Cash used in investing activities during the nine months ended June 29, 2008 increased approximately $2.7 million as compared to the cash used in investing activities during the nine months ended July 1, 2007. During the nine months ended June 29, 2008, payments of contingent consideration on prior period acquisitions increased approximately $5.1 million, additions of property and equipment increased $2.9 million, and purchases of other assets increased $2.1 million, as compared to the previous-year period. Approximately $7.0 million was used for acquisitions in fiscal 2007, while no acquisitions have been made in the first nine months of fiscal 2008.

Financing Activities

Cash provided by financing activities during the nine months ended June 29, 2008 decreased by approximately $11.5 million from the previous year period. The change reflects a substantially lower number of stock options exercised during the current nine-month period (options for 309,964 shares in the current period compared to options for 952,910 shares in the previous year period), at a similar weighted-average exercise price per share ($15.79 in the current period compared to $14.73 in the previous year period).

Investments

In March 2004, we acquired substantially all the assets of Infusion Dynamics. Under the terms of the acquisition, we are obligated to make additional earn-out payments through 2011 (“contingencies”) based on performance of the acquired business. Because additional consideration is based on the growth of sales, a reasonable estimate of the future payments to be made cannot be determined. When these contingencies are resolved and the consideration is distributable, we will record the fair value of the additional consideration as additional cost of the acquired assets. Our earn-out payment for fiscal 2007 was approximately $11,000, which was accrued for during fiscal 2007 and paid during the first quarter of fiscal 2008.

We exercised our option to acquire Revivant, the manufacturer of the AutoPulse, on October 12, 2004. We paid $15 million in the form of cash and shares of our Common Stock as the initial merger consideration. Additional contingent consideration under the merger agreement was dependent upon certain clinical developments (milestone payments) and increases in revenue through fiscal 2007 (earn-out payments). In January 2007, we paid approximately $1.2 million in cash and issued 72,128 shares of common stock in payment of the 2006 earn-out, which was accrued during fiscal 2006, to the former shareholders of Revivant. In December 2007, we paid approximately $3.6 million in cash and issued 220,864 shares of common stock in payment of the fiscal 2007 earn-out, which was accrued during fiscal 2007, to the former shareholders of Revivant. The December 2007 payment represented the contingent consideration due to the former shareholders of Revivant for the final earn-out period related to this acquisition.

We exercised our option to acquire the business and assets of Lifecor on March 22, 2006, and acquired the business and assets on April 10, 2006. We assumed Lifecor’s outstanding debt (plus an additional $3.0 million owed to us, which was cancelled) and certain stated liabilities. We paid the third-party debt in April 2006. Additional consideration will be in the form of earn-out payments to Lifecor based upon future revenue growth of the acquired business over a five-year period. Earn-out payments to Lifecor were made in the form of cash for fiscal 2006 and fiscal 2007 in the approximate amounts of $77,000 and $3.2 million, respectively. For both annual earn-outs, the additional consideration was accrued during the fiscal period when earned and paid out in the subsequent fiscal period. Because additional consideration will be based on the growth of sales, a reasonable estimate of the total acquisition cost cannot be determined.

On September 18, 2007, we acquired certain assets from Radiant Medical, Inc., a private medical technology company developing endovascular temperature therapy products, for approximately $5.8 million in cash. Under the terms of the acquisition, no additional consideration will be paid. See Note 8 for further discussion of the acquisition.

Debt Instruments and Related Covenants

We maintain a working capital line of credit with a commercial bank. Under this working capital line, we may borrow on a demand basis. Currently, we may borrow up to $12.0 million at an interest rate equal to the bank’s base rate. No borrowings were outstanding on this line during the quarter ended June 29, 2008. There are no covenants related to this line of credit.

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

	Payments Due by Period
(000’s omitted)	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Contractual Obligations
Non-Cancelable Operating Lease Obligations	$5,907	$1,959	$3,610	$275	$63
Purchase Obligations	4,773	1,526	1,632	1,615	—

Total Contractual Obligations	$10,680	$3,485	$5,242	$1,890	$63

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

Hedging Activities

We use forward contracts to reduce our exposure to foreign currency risks due to fluctuations in exchange rates underlying the value of intercompany accounts receivable denominated in foreign currencies. We had one forward exchange contract outstanding serving to mitigate foreign currency risk of our Euro intercompany receivables in the notional amount of approximately 7 million Euros at June 29, 2008. The contract serves as a hedge of a substantial portion of our Euro-denominated intercompany balances. The fair value of the foreign currency derivative contract outstanding at June 29, 2008 was approximately $11.1 million, resulting in an unrealized loss of $44,000 as of June 29, 2008 which is included within “investments and other income” in the consolidated income statement.

As of June 29, 2008, we had contracts outstanding to serve as a hedge of our forecasted sales to our subsidiaries totaling $3.9 million, all maturing in less than twelve months. Because these derivatives did not qualify for hedge accounting in accordance with SFAS 133, we entered into offsetting derivatives totaling $3.9 million. All of these contracts have been marked to market with changes in fair value recorded to earnings. As of June 29, 2008, the net settlement amount on these contracts was an unrealized loss of approximately $29,000. We believe there is no further exposure under these contracts as they effectively offset each other. Net realized losses were approximately $125,000 for the quarter ended June 29, 2008 and $0 for the quarter ended July 1, 2007, and were recorded in “investment and other income” in the consolidated income statement.

Legal and Regulatory Affairs

The Company is, from time to time, involved in the normal course of its business in various legal proceedings, including intellectual property, contract, employment and product liability suits. Although the Company is unable to quantify the exact financial impact of any of these matters, it believes that none of the currently pending matters will have an outcome material to its financial condition or business.

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

Revenue Recognition

Revenues from sales of cardiac resuscitation devices, disposable electrodes and accessories are recognized when a signed non-cancelable purchase order exists, the product is shipped, title and risk have passed to the customer, the fee is fixed or determinable, and collection is considered probable. Circumstances that generally preclude the immediate recognition of revenue include shipping terms of FOB destination or the existence of a customer acceptance clause in a contract based upon customer inspection of the product. In these instances, revenue is deferred until adequate documentation is obtained to ensure that these criteria have been fulfilled. Similarly, revenues from the sales of our products to distributors fall under the same guidelines. For all significant orders placed by our distributors, we require an approved purchase order, we perform a credit review, and we ensure that the terms on the purchase order or contract are proper and do not include any contingencies which preclude revenue recognition. We do not typically offer any special right of return, stock rotation or price protection to our distributors or end customers.

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

Although we delivered the first installment of the equipment during the fourth quarter of the fiscal year 2007, no revenue was recognized because objective and reliable evidence of fair value did not exist for all undelivered elements. We recognized approximately $8.3 million of revenue related to the delivered equipment in the first nine months of fiscal 2008, because we believe that objective and reliable evidence of fair value exists for all remaining undelivered elements, including maintenance, storage, insurance and accessories. The remaining amount of consideration will be recognized over a five-year period as the undelivered elements are delivered.

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

As of June 29, 2008, our accounts receivable balance of $87.7 million is reported net of allowances of $7.2 million. We believe our reported allowances at June 29, 2008 are adequate. If the financial condition of our customers was to deteriorate, however, resulting in their inability to make payments, we might need to record additional allowances, resulting in additional expenses being recorded for the period in which such determination was made.

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

Warranty Reserves

Our products are sold with warranty provisions that require us to remedy deficiencies in quality or performance over a specified period of time, usually one year for pre-hospital and international customers and five years for hospital customers. In instances where pre-hospital customers receive warranty coverage beyond one year, revenue is deferred based upon vendor specific objective evidence of fair value and recognized over the period of extended warranty. We provide for the estimated cost of product warranties at the time product is shipped and revenue is recognized. The costs that we estimate include material, labor, and shipping. While we engage in product quality programs and processes, our warranty obligation is affected by product failure rates, material usage and service delivery costs incurred in correcting a product failure. We believe that our recorded liability of $3.8 million at June 29, 2008 is adequate to cover future costs for the servicing of our products sold through that date and under warranty. If actual product failure rates, material usage or service delivery costs differ from our estimates, revisions to the estimated warranty liability would be required.

Inventory

We value our inventories at the lower of cost or market. Cost is determined by the first-in, first-out (“FIFO”) method, including material, labor and factory overhead.

Inventory on hand may exceed future demand either because the product is outdated, obsolete, or because the amount on hand is in excess of future needs. We provide for the total value of inventories that we determine to be obsolete based on criteria such as customer demand and changing technologies. We estimate excess inventory amounts by reviewing quantities on hand and comparing those quantities to sales forecasts for the next 12 months, identifying historical service usage trends, and matching that usage with the installed base quantities to estimate future needs. At June 29, 2008, our inventory was recorded at net realizable value requiring adjustments of $6.7 million, or 9.5% of our $70.6 million gross inventories.

Goodwill

At June 29, 2008, we had approximately $37 million in goodwill, primarily resulting from our acquisitions of Revivant (approximately $27 million), certain assets of BIO-key International, Inc. (approximately $5 million), the assets of Infusion Dynamics (approximately $4 million), and the assets of Lifecor (approximately $1 million). In accordance with SFAS No. 142, “Goodwill and

Other Intangible Assets,” we test our goodwill for impairment at least annually by comparing the fair value of our reporting units to the carrying value of those reporting units. Fair value is determined based on an estimate of the discounted future cash flows expected from the reporting units. The determination of fair value requires significant judgment on the part of management about future revenues, expenses and other assumptions that contribute to the net cash flows of the reporting units. Additionally, we periodically review our goodwill for impairment whenever events or changes in circumstances indicate that an impairment has occurred.

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

Risk Factors

The following Risk Factors contain no material changes from the Risk Factors contained in our Annual Report on Form 10-K for the fiscal year ended September 30, 2007 and filed on December 13, 2007, with the following exceptions: (1) we have deleted the risk factor entitled “The Impact on the Company of the Suspension of Shipments by Physio-Control, a Division of Medtronic, May Be Difficult to Predict,” (2) we have added a new risk factor entitled “The Resumption of Shipments by Physio-Control, a Division of Medtronic, May Adversely Affect Our Revenues and Profits,” (3) we have deleted the risk factor entitled “General Economic Conditions May Cause Our Customers to Delay Buying Our Products Resulting in Lower Revenues,” (4) we have added a new risk factor entitled “General Economic Conditions, Which Are Largely Out of the Company’s Control, May Adversely Affect the Company’s Financial Condition and Results of Operations,” (5) we have deleted the risk factor entitled “Compliance With Changing Regulation of Corporate Governance, Public Disclosure and Accounting Matters May Result in Additional Expenses,” and (6) we have deleted the risk factor entitled “If There is an Adverse Outcome with Respect to the Award of Interest and Legal Fees in the Adept Litigation, the Company Could be Required to Pay a Larger Sum of Money Than We Have Accrued.” The Risk Factors as so modified have been repeated in their entirety for the reader’s convenience.

If We Fail to Compete Successfully in the Future against Existing or Potential Competitors, Our Operating Results May Be Adversely Affected.

Our principal global competitors with respect to our entire cardiac resuscitation equipment product line are Physio-Control, Inc. (“Physio-Control”) and Royal Philips Electronics (“Philips”). Physio-Control is a subsidiary of Medtronic, Inc., a leading medical technology company, and has been the market leader in the defibrillator industry for over 20 years. As a result of Physio-Control’s dominant position in this industry, many potential customers have relationships with Physio-Control that could make it difficult for us to continue to penetrate the markets for our products. In addition, Physio-Control and Philips and other competitors each have significantly greater resources than we do. Accordingly, Physio-Control, Philips and other competitors could substantially increase the resources they devote to the development and marketing of products that are competitive with ours. These and other competitors may develop and successfully commercialize medical devices that directly or indirectly accomplish what our products are designed to accomplish in a superior and/or less expensive manner. In addition, although our biphasic waveform technology is unique, our competitors have devised alternative biphasic waveform technology. Medtronic previously announced its intention to spin off its external defibrillator business into a separate publicly-traded company and announced a suspension of U.S. shipments of its external defibrillators because of system quality issues. How these continuing developments will affect the competitive landscape in the future is unclear, but the Company has taken steps to pursue additional customers. (See additional discussion of this situation regarding Physio-Control, Medtronic’s external defibrillator business, in the risk factor below entitled, The Resumption of Shipments of Physio-Control, a Division of Medtronic, May Adversely Affect our Revenues and Profits.)

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

The Resumption of Shipments of Physio-Control, a Division of Medtronic, May Adversely Affect our Revenues and Profits.

Beginning in January 2007, Physio-Control, a division of Medtronic, had suspended most U.S. product shipments due to internal quality control issues. In August 2007, Physio-Control began shipping to U.S. customers under certain restrictions. As announced by Physio-Control on April 28, 2008, it has reached an agreement on a consent decree with the U.S. Food and Drug Administration (“FDA”) regarding its quality system improvements for its external defibrillator products. Under the consent decree, Physio-Control will be allowed to continue limited shipments in the United States. In addition, under the consent decree, restrictions on shipments now apply to International shipments as well. Once certain conditions under the consent decree are met, Physio-Control will be allowed to resume unrestricted distribution. The full resumption of shipments may adversely affect our revenues in the future.

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

For example, in the past in the U.S., many states experienced deficits and shortfalls of revenue to cover expenditures. As a result, states cut their spending and support to local cities and towns, who then in turn reduced their spending for capital equipment purchases for their EMS services. We believe that this had a negative impact on our revenues in the North American EMS market.

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

Our International Sales Expose Our Business to a Variety of Risks That Could Result in Significant Fluctuations in Our Results of Operations.

Approximately 30% of our sales for the nine months ended June 29, 2008 were made to foreign purchasers, and we plan to increase the sale of our products to foreign purchasers in the future. As a result, a significant portion of our sales is and will continue to be subject to the risks of international business, including:

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

Intangibles and Goodwill We Currently Carry on Our Balance Sheet May Become Impaired.

At June 29, 2008, we had approximately $73 million of goodwill and intangible assets on our balance sheet. These assets are subject to impairment if the cash flow that we generate from these assets specifically, or our business more broadly, are insufficient to justify the carrying value of the assets. Factors affecting our ability to generate cash flow from these assets include, but are not limited to, general market conditions, product acceptance, pricing and competition, distribution, costs of production and operations.

Provisions in Our Charter Documents, Our Shareholder Rights Agreement and State Law May Make It Harder for Others To Obtain Control of the Company Even Though Some Stockholders Might Consider Such a Development to be Favorable.

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

We have also implemented a so-called poison pill by adopting our shareholders rights agreement, which was renewed in April 2008. This poison pill significantly increases the costs that would be incurred by an unwanted third party acquirer if such party owns or announces its intent to commence a tender offer for more than 15% of our outstanding Common Stock or otherwise “triggers” the poison pill by exceeding the applicable stock ownership threshold. The existence of this poison pill could delay, deter or prevent a takeover of the Company.

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

We had one forward exchange contract outstanding serving as a hedge of our Euro intercompany receivables in the notional amount of approximately 7 million Euros at June 29, 2008. The contract serves as a hedge of a substantial portion of our Euro-denominated intercompany balances. The fair value of the foreign currency derivative contract outstanding at June 29, 2008 was approximately $11.1 million, resulting in an unrealized loss of $44,000 as of June 29, 2008. A sensitivity analysis of a change in the fair value of the Euro derivative foreign exchange contract outstanding at June 29, 2008 indicates that, if the U.S. dollar weakened by 10% against the Euro, the fair value of this contract would decrease by approximately $1.1 million, resulting in a total loss on the contract of approximately $1.2 million. Conversely, if the U.S. dollar strengthened by 10% against the Euro, the fair value of this contract would increase by $1.0 million, resulting in a total gain on the contract of $961,000. Any gains and losses on the fair value of the derivative contract would be largely offset by losses and gains on the underlying transaction. These offsetting gains and losses are not reflected in the analysis above.

Intercompany Receivable Hedge

Exchange Rate Sensitivity: June 29, 2008

(Amounts in $)

	Expected Maturity Dates
	2008	2009	2010	2011	2012	Thereafter	Total	Unrealized loss
Forward Exchange Agreements (Receive $/Pay Euro) Contract Amount	$11,009,000						$11,009,000	$44,000
Average Contract Exchange Rate	1.5727	—	—	—	—	—	1.5727

As of June 29, 2008, we had contracts outstanding to serve as a hedge of our forecasted sales to our subsidiaries totaling approximately $3.9 million, all maturing in less than twelve months. Because these derivatives did not qualify for hedge accounting in accordance with SFAS 133, the Company entered into offsetting derivatives totaling $3.9 million. All of the contracts have been marked to market with changes in fair value recorded to earnings. As of June 29, 2008, the net settlement amount on these contracts was an unrealized loss of approximately $29,000. The Company believes there is no further exposure under these contracts as they effectively offset each other. A sensitivity analysis of a change in the fair value of the derivative foreign exchange contracts outstanding at June 29, 2008 indicates that, if the U.S. dollar weakened by 10% against the foreign currencies, the fair value of these contracts would decrease by approximately $26,000, resulting in a total loss on the contracts of approximately $55,000. Conversely, if the U.S. dollar strengthened by 10% against the foreign currencies, the fair value of these contracts would increase by $24,000, resulting in a total loss on the contracts of approximately $5,000. Any gains and losses on the fair value of the derivative contract would be partially offset by losses and gains on the underlying transaction. These offsetting gains and losses are not reflected in the analysis above.

Forecasted Sales Hedge

Exchange Rate Sensitivity: June 29, 2008

(Amounts in $)

	Expected Maturity Dates for fiscal year						Total	Unrealized (Gain)/Loss
	2008	2009	2010	2011	2012	Thereafter
Forward Exchange Agreements (Receive $/Pay Euro) Contract Amount	$1,429,000						$1,429,000	$150,000
Average Contract Exchange Rate	1.4294	—	—	—	—	—	1.4294
Forward Exchange Agreements (Receive $/Pay GBP) Contract Amount	$1,012,000						$1,012,000	$(15,000)
Average Contract Exchange Rate	2.0235	—	—	—	—	—	2.0235
Forward Exchange Agreements (Receive $/Pay AUD) Contract Amount	$434,000						$434,000	$46,000
Average Contract Exchange Rate	0.8675	—	—	—	—	—	0.8675
Forward Exchange Agreements (Receive $/Pay CAD) Contract Amount	$1,007,000						$1,007,000	$(17,000)
Average Contract Exchange Rate	0.9935	—	—	—	—	—	0.9935
Forward Exchange Agreements (Receive Euro/Pay $) Contract Amount	$1,471,000						$1,471,000	$(108,000)
Average Contract Exchange Rate	1.4710	—	—	—	—	—	1.4710

	Expected Maturity Dates for fiscal year						Total	Unrealized (Gain)/Loss
	2008	2009	2010	2011	2012	Thereafter
Forward Exchange Agreements (Receive GPB/Pay $ Contract Amount	$1,013,000						$1,013,000	$16,000
Average Contract Exchange Rate	2.0260	—	—	—	—	—	2.0260
Forward Exchange Agreements (Receive AUD/Pay $) Contract Amount	$433,000						$433,000	$(47,000)
Average Contract Exchange Rate	0.8659	—	—	—	—	—	0.8659
Forward Exchange Agreements (Receive CAD/Pay $) Contract Amount	$994,000						$994,000	$4,000
Average Contract Exchange Rate	0.9932	—	—	—	—	—	0.9932

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of June 29, 2008, the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures are effective.

Changes in Internal Controls Over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended June 29, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A.	Risk Factors

There have been no material changes from the Risk Factors previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007, filed with the SEC on December 13, 2007, with the following exceptions: (1) we have deleted the risk factor entitled “The Impact on Company of the Suspension of Shipments by Physio-Control, a Division of Medtronic, May Be Difficult to Predict,” (2) we have added a new risk factor entitled “The Resumption of Shipments by Physio-Control, a Division of Medtronic, May Adversely Affect Our Revenues and Profits,” (3) we have deleted the risk factor entitled “General Economic Conditions May Cause Our Customers to Delay Buying Our Products Resulting in Lower Revenues,” (4) we have added a new risk factor entitled “General Economic Conditions, Which Are Largely Out of the Company’s Control, May Adversely Affect the Company’s Financial Condition and Results of Operations,” (5) we have deleted the risk factor entitled “Compliance With Changing Regulation of Corporate Governance, Public Disclosure and Accounting Matters May Result in Additional Expenses,” and (6) we have deleted the risk factor entitled “If There is an Adverse Outcome with Respect to the Award of Interest and Legal Fees in the Adept Litigation, the Company Could be Required to Pay a Larger Sum of Money Than We Have Accrued.” The Risk Factors as so modified have been repeated in their entirety for the reader’s convenience in Part I, “Management’s Discussion and Analyses of Financial Condition and Results of Operations – Risk Factors.”

Item 5.	Other Information

(a)	Not applicable.

(b)	During the period covered by this report, there were no changes to the procedures by which security holders may recommend nominees to the Board of Directors.

Item 6.	Exhibits

1. Exhibit 3.1	—	Amended and Restated Certificate of Vote of Directors Establishing a Series of Preferred Stock of ZOLL Medical Corporation classifying and designating the Series A Junior Participating Cumulative Preferred Stock.(1)

2. Exhibit 4.1	—	Shareholder Rights Agreement, dated as of April 23, 2008 between ZOLL Medical Corporation and Computershare Trust Company, N.A., as Rights Agent.(2)

3. Exhibit 4.2	—	Amendment No. 2 to Shareholder Rights Agreement, dated as of June 8, 1998, between ZOLL Medical Corporation and Computershare Trust Company, N.A. (as successor rights agent to State Street Bank and Trust Company), as Rights Agent.(3)

4. Exhibit 10.1	—	Offer Letter for Mr. Rennert.(4)

5. Exhibit 31.1	—	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(5)

6. Exhibit 31.2	—	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(5)

7. Exhibit 32.1*	—	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(6)

8. Exhibit 32.2*	—	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(6)

(1)	Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form 8-A filed with the SEC on April 24, 2008.
(2)	Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 8-A filed with the SEC on April 24, 2008.
(3)	Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K field with the SEC on April 24, 2008.
(4)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 1, 2008.
(5)	Filed herewith.
(6)	Furnished herewith.
*	This certification shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, nor shall it be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 8, 2008.

ZOLL MEDICAL CORPORATION

Date: August 8, 2008	By:	/s/ RICHARD A. PACKER
Richard A. Packer,
Chief Executive Officer (Principal Executive Officer)

Date: August 8, 2008	By:	/s/ A. ERNEST WHITON
A. Ernest Whiton,
Vice President of Administration and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

1. Exhibit 3.1	—	Amended and Restated Certificate of Vote of Directors Establishing a Series of Preferred Stock of ZOLL Medical Corporation classifying and designating the Series A Junior Participating Cumulative Preferred Stock.(1)

2. Exhibit 4.1	—	Shareholder Rights Agreement, dated as of April 23, 2008 between ZOLL Medical Corporation and Computershare Trust Company, N.A., as Rights Agent.(2)

3. Exhibit 4.2	—	Amendment No. 2 to Shareholder Rights Agreement, dated as of June 8, 1998, between ZOLL Medical Corporation and Computershare Trust Company, N.A. (as successor rights agent to State Street Bank and Trust Company), as Rights Agent.(3)

4. Exhibit 10.1	—	Offer Letter for Mr. Rennert.(4)

5. Exhibit 31.1	—	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(5)

6. Exhibit 31.2	—	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(5)

7. Exhibit 32.1*	—	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(6)

8. Exhibit 32.2*	—	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(6)

(1)	Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form 8-A filed with the SEC on April 24, 2008.
(2)	Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 8-A filed with the SEC on April 24, 2008.
(3)	Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K field with the SEC on April 24, 2008.
(4)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 1, 2008.
(5)	Filed herewith.
(6)	Furnished herewith.
*	This certification shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, nor shall it be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934