Form 10-K
period 2008-09-28
ZOLL MEDICAL CORP
filed 2008-12-08
CIK 887568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED SEPTEMBER 28, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                      TO                     .

COMMISSION FILE NUMBER 0-20225

ZOLL MEDICAL CORPORATION

(Exact name of registrant as specified in its charter)

MASSACHUSETTS	04-2711626
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
269 MILL ROAD, CHELMSFORD, MASSACHUSETTS	01824
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (978) 421-9655

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 Par Value	The NASDAQ Stock Market LLC
Stock Purchase Rights

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

Large accelerated filer    ☐    Accelerated filer    ☒    Non-accelerated filer    ☐    Smaller reporting company    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 30, 2008 was $569,214,990 based on a closing sales price of $27.47 (the closing price on March 28, 2008) per share as reported on the NASDAQ Global Select Market (for this computation, the registrant has excluded the market value of all shares of Common Stock reported as beneficially owned by directors and executive officers of the registrant, but includes certain shares beneficially owned by persons known to the registrant to beneficially own more than 10% of the registrant’s Common Stock.)

The number of shares of the registrant’s single class of common stock outstanding, as of December 1, 2008 was 21,061,255.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be dated on or about December 19, 2008 to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be on held January 20, 2009 are incorporated by reference into Part III of the Annual Report on Form 10-K.

ZOLL MEDICAL CORPORATION

Annual Report on Form 10-K

For the Year Ended September 28, 2008

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

Bradycardia. Bradycardia is a condition in which the heart beats too slowly. The principal therapies for the emergency treatment of bradycardia are drugs and temporary cardiac pacing, either or both of which may be used to stimulate effective cardiac contractions and restore circulation. Cardiac pacing utilizes an electrical pulse to stimulate the patient’s heartbeat. For the emergency treatment of bradycardia, there are two primary techniques for temporary pacing: invasive endocardial pacing, in which a wire is inserted directly into the heart to provide the electrical stimulus; and non-invasive temporary pacing, which uses gelled electrodes applied to the patient’s chest to conduct an electrical stimulus. Non-invasive temporary pacing is an option on most ZOLL defibrillators and is recommended as a treatment for bradycardia in the AHA’s resuscitation protocols.

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

The 2005 American Heart Association Guidelines for Cardiopulmonary Resuscitation and Emergency Cardiovascular Care provides recommendations about how lay rescuers and healthcare providers should resuscitate victims of cardiovascular emergencies, including SCA, which is fatal within minutes of onset, if not treated with CPR and/or defibrillation. The Guidelines, which began in the early 1990s, are updated every five years to reflect advancements in resuscitation research and the science. The European Resuscitation Council (ERC) and International Liaison Committee on Resuscitation (ILCOR) also release updated Guidelines every five years in conjunction with the AHA. The next Guidelines will be published in 2010 and Interim Statements reflecting new science are released between Guidelines publication when important changes in practice are acknowledged by experts.

A major theme in the latest 2005 release is the emphasis on performing effective, high-quality CPR. According to the AHA and the ERC, the new focus resulted from studies that showed that “blood circulation increases with each chest compression in series and must be built back up after interruptions.” In addition, the authors of the Guidelines noticed a “striking” difference between data showing the critical role of early, high-quality CPR in increasing cardiac arrest survival rates, and data showing that few victims of cardiac arrest receive CPR—with even fewer receiving high-quality CPR.

The AHA and the ERC also maintain that early CPR can quickly return oxygen-rich blood to the heart and throughout the body. In addition, when CPR is performed in conjunction with defibrillation, which is indicated in approximately 50% of collapsed victims, it can help restore normal heart rhythm, which can double a victim’s chance of survival, especially for the 75-80% who suffer cardiac arrest at home. Indeed, without immediate intervention, an SCA victim has only about a 5% chance of survival. But if CPR and defibrillation are provided within the first three minutes after collapse, survival rates can reach as high as 75%. Interim Statements have recently reaffirmed the importance of CPR, the importance of the quality of chest compressions administered, as well as recommended chest compression only CPR without ventilation in an effort to encourage more bystanders to act when SCA occurs.

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

•

Ventilation involves air entering and leaving the lungs, allowing the body to expel carbon dioxide and oxygenate blood that circulates through a patient’s body. While some ZOLL products currently record data related to ventilation and respiration, we do not offer any therapeutic devices for ventilation. We plan to offer products in the future specifically for ventilation of patients, and the Company regards making improvements to ventilation practices in resuscitation as a future growth area.

•

Hypothermia, which involves cooling patients a few degrees after successful resuscitation (i.e., to 91.5°F or 33°C), may play a role in helping resuscitated patients recover. The 2005 AHA/ERC/ILCOR Guidelines suggest that mild hypothermia may be beneficial to neurological outcome without significant risk of complications. We have recently acquired proprietary technology in this area that includes devices to provide cooling of a circulating solution and endovascular catheters that provide for thermal transfer to cool circulating blood.

ZOLL’s Core Technology

The Company’s line of defibrillators developed for use by professional and lay rescuers include three core technologies that are implemented throughout the product line. They include:

•	Rectilinear Biphasic™ waveform, which is utilized in our line of professional defibrillators and AEDs;

•	External pacing technology in the Company’s professional defibrillators; and

•	Real CPR Help technology in its professional defibrillators and AEDs.

ZOLL’s Biphasic Waveform. External defibrillators deliver current over time to the heart, which results in a defined waveform shape. Earlier defibrillating waveforms were monophasic, meaning that current is delivered in a single pulse that flows in one direction. Recent technology improvements included the development of biphasic waveforms, which, in contrast, deliver current that first flows in a positive direction for a period of time and then reverses direction so that it flows in a negative direction.

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

External Pacing Technology. In 1984, the Company introduced a non-invasive temporary pacemaker based on the research of Paul M. Zoll, M.D., one of the Company’s founders. This technology, which was the cornerstone of the pacing capability in ZOLL’s line of hospital defibrillators, has been clinically shown to offer superior capture rates and provide lower mean capture thresholds. It also allows better patient tolerance of external pacing due to reduced current requirements and large surface area electrodes that deliver the current. In 1992, the AHA elevated non-invasive pacing to the initial treatment of choice for certain serious patient conditions (Class 1 for profound bradycardia). This means that external pacing should be performed on patients because of the clear benefit, with little risk. The Company believes that it was the market leader for this technology at that time and remains so today.

Real CPR Help Technology in its Professional Defibrillators and AEDs. In 2002, with the launch of the AED Plus®, ZOLL introduced technology that allows rescuers to see and hear how well they perform the rate and depth of chest compressions during a cardiac arrest event. Along with the AED Plus, ZOLL has integrated this Real CPR Help technology into the AED Pro®, M Series®, E Series® and R Series®.

ZOLL’s Line of Resuscitation Products

The Company’s resuscitation products fall into the following categories:

•	Professional defibrillators, which include the M Series, E Series, R Series, and AED Pro with manual defibrillation capability;

•	AED products for use by minimally trained rescuers, which include the AED Pro and the AED Plus;

•	Disposable electrodes used with ZOLL’s line of defibrillators;

•	The AutoPulse Non-invasive Sudden Cardiac Support Pump, used to automate the process of delivering chest compressions;

•	Documentation and information management, which include RescueNet® for EMS and fire personnel and CodeNet® for hospitals;

•	Device and technology designed for endovascular hypothermia (developmental stage);

•	A wearable automatic defibrillator, the ZOLL LifeVest®, which is prescribed by cardiologists for individual patient wear during periods of risk of SCA; and

•	Fluid replacement utilizing the ZOLL Infuser, also known as the Power Infuser®, in trauma.

Professional Defibrillators

A professional defibrillator is used by trained healthcare professionals to defibrillate a person in SCA. Healthcare professionals can review a patient’s heart rhythm, determine the need for a shock and manually select the level of energy (“dose”, calculated in joules) used to defibrillate. ZOLL’s professional defibrillators also include monitoring selectable parameters (e.g., oxygen saturation levels, 12-lead acquisition and analysis, invasive and non-invasive blood pressure, and end tidal CO2 concentrations among others) to provide an assessment of a patient’s condition.

M Series Defibrillators. The M Series family of products was designed for both the hospital and pre-hospital markets. ZOLL currently sells 11 models of this device, including a model designed for critical care transport and a model tested and certified for use on military aircraft. New to most models of the M Series is Real CPR Help, real-time feedback that measures the rate and depth of chest compressions.

The large number of models reflects user selection and need for various features and options such as shock advisory capability, 12-lead ECG, diagnostic operation, and data transmission features. The M Series defibrillator is the Company’s best-selling product to date. It has been selected as the standard device by institutions such as Brigham and Women’s Hospital, The Mayo Clinic, The Johns Hopkins Hospitals, the U.S. Armed Forces, and the German Army. ZOLL believes that the M Series’ clinical superiority and range of features have helped maximize customer retention by reducing the need for operator retraining and enhancing operator confidence.

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

•

See Thru-CPR®. The Company’s unique See-Thru CPR technology lets rescuers see a patient’s underlying cardiac rhythm during resuscitation efforts and eliminates the need to stop compressions to see if defibrillation was successful. Stopping CPR to determine successful defibrillation is a significant source of interruptions that reduces CPR effectiveness.

•

Advanced Communication Technology. The E Series offers multiple data transmission options to a variety of destinations. ZOLL Data Relay (ZDR) is a STEMI (S-T segment elevation myocardial infarction) transmission capability designed to relay real-time 12-lead ECG and vital trend data from the field to the hospital via e-mail or facsimile, This transmission option is recommended in the 2005 AHA Guidelines for out-of-hospital use to help reduce time to perfusion in STEMI patients. Dial-up Networking (DUN) is a new additional transmission capability designed for the needs of the pre-hospital user wishing to seamlessly transmit 12-lead ECG and patient vitals from the field to the hospital destination. The E Series wireless option carries the CE mark and is pending 510(k) clearance from the U.S. FDA and Medical Device License from Health Canada.

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

•

Tools Help Users Improve CPR Performance. More than half of in-hospital codes involve non-shockable rhythms. In such cases, the only treatment for such rhythms is high-quality CPR, with minimal interruptions. The R Series offers See-Thru CPR functionality that helps clinicians minimize interruptions in CPR performance. While viewing the ECG on a monitor/defibrillator, artifact (i.e., “noise”) from chest compressions make it difficult to discern the presence of an organized heart rhythm unless compressions are halted. See-Thru CPR filters out this artifact so clinicians can view an underlying rhythm without stopping chest compressions.

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

•

WiFi and asset management software. The R Series product line has recently been expanded to offer the capability for individual R Series devices to communicate over a hospital wireless network to provide information to Biomedical/Clinical Engineering staff related to device performance and readiness for use. A software program to assist in device management and preventative maintenance for key device safety checks and items like battery condition has also been introduced to support the R Series product line. The same wireless network in the hospital can also provide a gateway for sending clinical data after a resuscitation event to ZOLL Data management products that support resuscitation quality assurance activities, documentation of events and participation in an AHA National Registry.

•

Two new models of the R Series that add a simplified one button AED interface in combination with the professional interface on current models will be introduced shortly to expand the range of needs the R Series product offer can meet in a hospital. As with all of ZOLL professional defibrillators, options will be added that will expand the offerings of the R Series in the future.

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

AED Plus Automated External Defibrillator. Introduced in 2002, the AED Plus was the first automated external defibrillator to provide real time feedback related to both rate and depth of chest compressions to a rescuer, referred to as Real CPR Help. Since its introduction most other AED’s now incorporate rescuer assistance for CPR in the form of prompts or metronomes but no other AED is approved in the United States that provide real time monitoring of rate and depth. The Company believes this capability is an important element of improving resuscitation outcomes and strong support for CPR improvement by the American Heart Association and other similar authoritative bodies provides validation of the importance of this feature in ZOLL devices. Designed for the infrequent user, the AED Plus assists the user in defibrillation and CPR and incorporates several unique and proprietary elements designed to provide more comprehensive support for infrequent rescuers. The device also includes a highly simplified graphical user interface, one-piece electrode pads, and easily obtained consumer batteries for operation. The AED Plus supports the complete Chain of Survival (early access, early CPR, early defibrillation, early advanced care), helping rescuers with all SCA victims—even those victims for whom no defibrillating shock is advised.

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

At the end of fiscal 2008, there were approximately 1,270 agencies and hospitals worldwide using the AutoPulse as part of their resuscitation protocols.

Information Management

Resuscitation and Other Information for EMS and Fire Service. The Company’s ZOLL Data Systems subsidiary provides various software products to support an EMS and fire organization’s operation. ZOLL Data Systems develops and markets ZOLL RescueNet, an integrated suite of data management solutions that is designed to maximize specific business processes through the information presented via a common database. RescueNet is a fully integrated data management system that gathers and centralizes information, and links the pre-hospital chain of events into a single EMS system.

Included in the wide range of products offered to emergency services agencies by ZOLL Data Systems are computer assisted dispatching programs, crew and traffic scheduling software, fire records management software for fire department incident reporting and pre-planning. Data reporting to federal agencies such as, the National Fire Incident Reporting System and the National Emergency Medical Services Information System, is also incorporated into many of the software products. Other capabilities include reports for EMS event and patient data in required formats to multiple state EMS agencies in software products produced by ZOLL Data Systems.

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

Wearable Automatic Defibrillator

ZOLL manufactures and markets a wearable external defibrillator system through its subsidiary, ZOLL Lifecor Corporation, since April of 2006.

The ZOLL LifeVest Wearable Defibrillator is worn by patients at risk for SCA. The device is prescribed by a patient’s physician, typically a cardiologist, for wear during a period of temporary risk of a fatal arrythymic event. Wear by patients awaiting an implantable defibrillator is common. Wear during implantable defibrillator replacement or explantation of an implantable device due to infections of the site of implantation or leads is common. Wear, if an implantable defibrillator is not feasible due to patient morbidity lifestyle or occupational limitations to the use of an implantable device, have also been medical justification for prescription.

The LifeVest monitors the patient’s cardiac rhythm continuously, and if the patient develops a life-threatening heart rhythm, the device delivers a shock automatically to restore the patient’s heart to a normal rhythm. To date, more than 12,000 patients have worn the LifeVest.

Hypothermia

In September 2007, ZOLL completed the acquisition of the assets of Radiant Corporation, a manufacturer of hypothermia devices, including a mobile console to cool fluid that circulates within an endovascular catheter system that exchanges heat between the catheter and circulating blood in order to produce a lowering of body temperature in a patient. This therapy has established therapeutic benefits in managing medical conditions such as fever and neurological injury. It also is currently recommended by AHA for post-resuscitation care of patients who survive cardiac arrest. ZOLL believes this is an important addition to its product portfolio related to resuscitation. In addition to the devices and catheters, ZOLL acquired intellectual property and know-how that it believes will be important to the care of patients and commercial success of a hypothermia system. The Company is currently developing the manufacturing capabilities for the unique catheter used in the system and planning to resume commercial operations and distribution of the device in the future, subject to meeting all regulatory requirements.

Our Opportunity to Improve Resuscitation Technology

The Company sees a large opportunity to improve resuscitation technology by:

•	Continuing to offer superior professional pacing and defibrillation products;

•	Expanding our product line beyond electrical therapy such as defibrillation to address other aspects of resuscitation; and

•	Competing with well-differentiated AEDs in the public access market.

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

Expanding Our Product Line Beyond Electrical Therapy such as Defibrillation to Address other Aspects of Resuscitation. Recent clinical research and changes in the 2005 AHA/ERC Guidelines highlight a renewed focus on the importance of CPR performance. The AutoPulse can help professional rescuers and clinicians improve CPR performance and allow them to focus on other life-saving interventions. As an adjunct to CPR efforts, the AutoPulse can move more blood more consistently than can rescuers providing manual chest compressions alone.

LifeVest, the first and only wearable defibrillator, has a 98% first shock success rate for treating patients with SCA. In addition, no bystander intervention is required. This unique, non-invasive technology continuously monitors the patient’s heart and, if a life-threatening heart rhythm is detected, the device alerts the patient prior to delivering a shock. The entire event, from detecting a life-threatening arrhythmia to automatically delivering a defibrillation shock, usually occurs in less than a minute.

In addition, the ZOLL Infuser offers rescuers the opportunity to better manage fluid administration in critical patients, another aspect that can help improve resuscitation efforts.

Competing with Well-differentiated AEDs in the Public Access Market. The AED Plus is a device for the large and relatively untapped public access defibrillation market. It is relatively low-cost, easy to operate, and unique. ZOLL believes that it can leverage its experience selling to EMS personnel in efforts to sell devices to first responders such as police and firefighters. The Company also markets devices to other non-traditional providers of healthcare and has agreements with approximately 400 independent distributors and manufacturers’ representatives to sell the AED Plus. Based on data from Frost & Sullivan, ZOLL believes the worldwide market for AEDs is approximately $315 million, and growing at 12% a year.

ZOLL’s Markets

The Company divides its market into three principal customer/geographic categories: North American hospital which is inclusive of sales to United States military and government agencies such as Department of Homeland Security; North American pre-hospital, which is inclusive of EMS and public-access components, most data products and the LifeVest Wearable Defibrillator ; and International.

North American Hospital Market. The North American hospital market consists of approximately 6,000 acute care community hospitals and 1,000 additional hospitals. ZOLL also includes military hospitals and applications in this market.

ZOLL defibrillators are used extensively in top hospitals included on the 2008 U.S. News and World Report “Honor Roll” list. To be on the “Honor Roll,” a hospital had to demonstrate breadth of excellence by achieving a high ranking in no fewer than six specialties. More than half of the 19 “Honor Roll” hospitals use ZOLL, and nine of the 19 are completely standardized to ZOLL defibrillators.

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

ZOLL currently believes that overall market growth for hospital defibrillator sales remains at approximately 3%, which is fueled by increased capabilities including monitoring parameters, CPR support, ECG filtering and analysis to minimize interruptions in CPR, along with data, communication, and asset management support. ZOLL believes that it has approximately a 37% market share of the estimated $240 million North American Hospital market in 2008. In estimating market growth and market share, ZOLL has attempted to look beyond Physio-Control’s temporary shipping interruption.

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

North American Pre-hospital Market. The North American Pre-hospital market includes an EMS component that consists of care providers such as paramedics, Emergency Medical Technicians (EMTs), firefighters, and other first-response personnel with responsibilities for public safety. The pre-hospital public-access component includes non-traditional responders to medical emergencies who have been trained to use AEDs, including security personnel, staffs in occupational settings, alternate-care settings, school personnel, and office staff.

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

ZOLL believes the opportunity for growth in pre-hospital market is large. Presently, ZOLL believes that most of the estimated 35,000 ambulances in the U.S. are equipped with defibrillators and that other first-response emergency vehicles will represent an increasingly important market for cardiac resuscitation equipment as the medical community places increased priority on providing such equipment and the necessary training to all first responders. As older defibrillators are replaced on ambulances and other emergency vehicles, they will include additional monitoring capabilities and features necessary to provide better patient care.

ZOLL currently believes that overall market growth for EMS defibrillator sales remains at approximately 6%. ZOLL believes that it has approximately 39% market share of the ALS segment of the North American Pre-hospital market and about 26% of the overall EMS market, which is approximately $240 million.

In addition to defibrillators, there is an opportunity to increase the number of other CPR-support devices. ZOLL believes that the AutoPulse can also be a viable life-saving tool on ambulances and some first-response emergency vehicles because of its ability to improve CPR performance and decrease the risk of injury to rescuers, when compared to doing manual compressions in the back of a moving ambulance. ZOLL believes the long-term market for this product approximates the size of the worldwide professional external defibrillator market, estimated to be $700 million.

ZOLL also developed a series of software products (RescueNet) to address what the Company considers to be a growing need in the EMS and fire markets for integrated data management systems. RescueNet provides customers with a single data management system that integrates dispatch, resuscitation information, field data collection, mobile vehicle data communication, billing, resource planning and scheduling, and quality assurance functions. With seamless integration as the advantage, a majority of ZOLL’s EMS and fire customers have purchased more than one of the products from the RescueNet suite, such as the dispatch and billing systems.

Today, most EMS and fire data is entered by hand on clipboards and then distributed or re-entered manually into databases to meet regulatory and insurance reporting requirements. The timeliness, accuracy, and efficiency of this process are key factors in the receipt of payments from third-party payors. Capturing the resuscitation information within the field data system and wirelessly downloading all the field data to the billing system provides great efficiency. A significant amount of revenue is lost due to data entry errors, and misplaced paperwork or data. Time is lost duplicating data entries. As a result, ZOLL believes that the market for EMS and fire field data management is significant and growing rapidly. ZOLL estimates the potential market for all EMS and fire software to be more than $400 million.

As part of the pre-hospital market, public access includes non-traditional, non-healthcare users of AEDs such as the AED Plus. ZOLL believes this market is growing because of the increased awareness of the life-

saving potential of simplified lower cost devices, which can be used before the arrival of professional rescuers. Efforts by the AHA, American Red Cross, National Safety Council, and Sudden Cardiac Arrest Foundation should help to expand public knowledge of AEDs and increase demand for these devices.

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

Given the diverse nature of customers in this market, ZOLL uses a mix of alternate distribution, including direct staff, distributors, and manufacturers’ representatives in those markets that are too small to support a direct sales force. ZOLL expects that this market could be serviced by other alternative distribution methods, such as e-commerce, which can supplement and reduce ZOLL’s need for an expensive sales force. ZOLL currently believes that it has approximately 14% of its estimate of a $250 million public-access market in 2008.

The market for the wearable automatic defibrillator is currently served only by ZOLL and the potential market for this device is large, especially with the future adoption of treatment guidelines by organizations like the American College of Cardiology, American Heart Association and the Heart Rhythm Society in North America. These guidelines are typically driven by clinical studies demonstrating efficacy and improvements to the outcomes of patients treated with new devices. ZOLL is currently participating in such a clinical study to provide the requisite data to demonstrate the efficacy and successful reduction of mortality in high-risk SCA patients with the LifeVest.

International Market. The international market includes both hospital and pre-hospital customers outside of North America. Overall, the international market for defibrillators is less developed than the market in the U.S. In some international locations, unlike the North American market, the administration of pacing and defibrillation in hospitals and EMS is generally viewed as a skill reserved for physicians. Few other staff members are trained to administer such treatment, although this is changing. The international market for defibrillators for use outside hospitals varies considerably from country to country but is generally less developed than the market in North America.

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

•

While external pacing is still used much less frequently in Europe and other parts of the world than it is in the U.S., many countries are beginning to implement cardiac life support protocols that incorporate external pacing as a standard component. Because most international defibrillators do not presently feature external pacing, the move to defibrillators with external pacing could increase international demand for ZOLL’s E Series, R Series , and M Series defibrillators.

•

The market for public access defibrillation is rapidly growing in Western Europe and Australia as the governments of these regions have begun to lessen the restrictions on physician-only administration of defibrillation. As other international markets begin to follow, there will be additional opportunities for government-driven programs.

ZOLL has significant growth potential in the international market. Currently, ZOLL believes it has 17% of a $500 million market for defibrillators, which is growing at approximately 8% a year. In Europe, the Company’s growth opportunities are many. Due to our direct sales representatives in the major markets of the United Kingdom and Germany, the Company has achieved success and will continue its efforts. ZOLL will also maintain its strategy of customer exposure to its products through professional direct sales representatives, while expanding its indirect distribution where appropriate. Finally, there are large untapped opportunities in China and the Far East, and ZOLL is beginning to establish a presence in these countries.

ZOLL believes that it can take advantage of the growth in the international market for defibrillators based on the continued success of the M Series defibrillators, and the growing acceptance of the R Series, E Series, AED Plus and AED Pro defibrillators.

ZOLL believes that the international market potential for the AutoPulse will be as large as that of the U.S. market. Cardiac arrest survival rates are as low as those in the U.S., and the resuscitation process has remained relatively unchanged for nearly 15 years. The AutoPulse can help to augment this process by automating the process of delivering chest compressions to people in sudden cardiac arrest.

In addition, ZOLL believes there is as yet unrealized and significant opportunity in the international markets it serves to bring its unique data products to these markets via existing and complementary sales channels. ZOLL is also currently planning to expand the sales of the LifeVest Automatic Wearable Defibrillator for use in identical patient populations outside of the United States that would benefit from this technology.

Competition

Our principal competitors in the U.S. in the area of defibrillation (in hospital and EMS) are the Physio-Control division of Medtronic Inc. (“Physio-Control”) and Royal Philips Electronics (“Philips”). Both Physio-Control and Philips compete across our entire defibrillator product line. ZOLL also competes with Cardiac Science Corporation, HeartSine Technologies, and Defibtech in the lower cost AED market. In the international market, ZOLL competes with Physio-Control, Philips, most AED competitors, and several other companies depending upon the country. Physio-Control is generally the market leader in the industry. Medtronic has announced its intention to spin off its external defibrillator business (Physio Control, Inc.) into a separate, publicly traded company. This has been delayed to complete corrections and address various quality issues being supervised by the FDA.

The business of developing and marketing software for data collection, billing, dispatching, and management in the EMS and fire market is competitive. Competitors in this business include Sansio, Healthware Technologies, Inc., Safety Pad Software, ImageTrend, Inc., eCore Software Solutions, Inc., PDSI Software, Inc., EnRoute Emergency Services (formally known as Geac Computer Corporation, Ltd.), DocuMed, Inc., Tritech Software Systems, Inc., Ortivus AB, RAM Software Systems, Inc., Intergraph Corporation, Affiliated Computer Services, Inc., Emergency Reporting, Inc., AmbPac, Inc., ESO Solutions, Golden Hour and Innovative Engineering. None of these competitors currently has a product that provides an integrated solution comparable to the RescueNet products.

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

The AutoPulse, while providing a unique mechanism of blood flow and operating from self contained batteries, has competition from other mechanical devices that provide mechanical circulatory support in place of manual CPR. Notably, Physio-Control has entered into a distribution agreement with Jolife, of Sweden, to market its Lucas CPR® Pump, which is a piston-driven device powered by a continuous source of compressed oxygen or air. ZOLL expects Physio-Control to move aggressively with the device in the U.S. market. Another U.S. company, Michigan Instruments, markets the Life-Stat® Model 1008 an updated mechanical device that was developed in the early 1960’s that mimics traditional chest compressions by compressing the heart via a mechanized, air-driven piston device. All of these devices can improve the consistency of CPR and minimize interruptions and will to varying degrees sensitize the market to the clinical needs in the area of CPR improvement. ZOLL believes the unique characteristics of the AutoPulse, such as the high blood flows it provides, give it substantial advantages over devices that essentially simply automate manual compressions.

Competitive Factors

The Company believes that the principal competitive factors in the hospital market for cardiac resuscitation equipment are clinical efficacy, reliability, portability, ease-of-use, and standardization and readiness. In the EMS portion of the pre-hospital market, in addition to the foregoing considerations, durability, a reliable battery system, and availability of 12-lead ECG capabilities and the ability to send ECG data to remote locations are significant competitive factors. ZOLL believes that its products compete favorably with respect to each of these factors. In AEDs the provision of rescuer support performing CPR will become increasingly important. Presently there are no competitors for the LifeVest Automatic Wearable Defibrillator, and prescriber support and ease of implementation are important factors in expanding prescribers. Many competitive factors influence the attractiveness of data products, but we believe we are well positioned to provide superior customer support and that this is the most important factor in this portion of our business. In the area of hypothermia, we believe that speed of cooling and temperature regulation will become important factors in the selection of devices for this purpose, and the technology we have in this area will provide us with marketing and competitive advantage against other established competitors in this field.

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

ZOLL believes that principal competitive factors across all areas of its market include:

•	A broad diverse range of resuscitation products that address a range of issues including electrical, circulatory, ventilation, and data management;

•	Superior, proven CPR assistance technology in its line of defibrillators;

•	A 25+year history of clinical excellence;

•	User simplicity, convenience, and ease of use; and

•	An integrated approach involving its line of defibrillators and their ability to share data for training and CQI purposes.

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

Research and Development

ZOLL’s research and development strategy is to continually improve and expand its product lines by combining existing proprietary technologies, newly developed proprietary technologies and the technologies of ZOLL’s best-in-class partners into new product offerings that provide additional valued benefits to its customers. ZOLL pursues a multi-disciplinary approach to product design that includes substantial electrical, mechanical, software and biomedical engineering efforts. The Company is currently focusing research and development programs in data management, additional product variants of the R Series and AED Plus product lines, next-generation product platforms, clinical trials, expansion of its long-term technical research efforts, and other initiatives. Research and development expenses for fiscal 2008, 2007, and 2006 were approximately $32.4 million, $28.7 million and $23.4 million, respectively.

Manufacturing

ZOLL’s primary manufacturing facilities are located in Chelmsford, Massachusetts; Pawtucket, Rhode Island; Sunnyvale, California; and Pittsburgh, Pennsylvania. In Chelmsford, ZOLL generally assembles its defibrillation devices and the Power Infuser from components produced to its specifications by ZOLL’s suppliers. In Pawtucket, ZOLL manufactures its electrode products. The AutoPulse is manufactured at the facility located in Sunnyvale, and the LifeVest is built at the facility in Pittsburgh.

Patents and Proprietary Information

ZOLL and its subsidiaries currently hold over 140 U.S. and over 90 foreign patents, and numerous pending applications. The Company’s patents and patent applications relate to pacing, defibrillation, CPR, hypothermia and other resuscitation therapies.

Customers

There is no customer whose purchases accounted for 10% or more of the Company’s revenues in any of the years presented and whose loss the Company believes would have a material adverse effect on the Company and its subsidiaries taken as a whole. Total sales to various branches of the United States military were approximately $18 million in fiscal 2008, $12 million in fiscal 2007 and $20 million in fiscal 2006. No single customer accounted for more than 10% of the Company’s total net sales or accounts receivable.

Employees

As of September 28, 2008, ZOLL employed approximately 1,431 people on a full-time basis, nearly 1,311 in the United States and the remainder outside the U.S. None of its employees is subject to collective bargaining agreements.

Executive Officers of the Registrant

Name	Age	Position
Richard A. Packer	51	Chairman and Chief Executive Officer
Jonathan A. Rennert	44	President
A. Ernest Whiton	47	Vice President of Administration and Chief Financial Officer
Ward M. Hamilton	61	Senior Vice President; Vice President, Marketing
Steven K. Flora	57	Senior Vice President; Vice President, North American Sales
Edward T. Dunn	55	Vice President, Operations
John P. Bergeron	57	Vice President and Corporate Treasurer
Alexander N. Moghadam	44	Vice President, International Operations
Stephen Korn	63	Vice President, General Counsel and Secretary
E. Jane Wilson, Ph.D	59	Vice President, Research and Development

Mr. Packer joined the Company in 1992 and in November 1999 was appointed Chairman of the Board and Chief Executive Officer. Mr. Packer served as President, Chief Operating Officer and director from 1996 to his appointment as CEO. From 1992 to 1996 he served as Vice President of Operations of the Company, and, additionally, as Chief Financial Officer from 1995 to 1996. From 1987 to 1992, Mr. Packer served as Vice President of various functions for Whistler Corporation, a consumer electronics company. Prior to this, Mr. Packer was a manager with the consulting firm of PRTM/KPMG, specializing in operations of high technology companies. Since April 2007, Mr. Packer has also served as a director of Bruker BioSciences Corporation, a bioscientific device company. Mr. Packer received B.S. and M. Eng. degrees from the Rensselaer Polytechnic Institute and a M.B.A. from the Harvard Graduate School of Business Administration.

Mr. Rennert joined the Company as President in June 2008. Prior to joining ZOLL, Mr. Rennert served as President and Chief Executive Officer of BioProcessors Corporation, a venture-financed life science tools developer, based in Woburn, Massachusetts, since January 2007. Prior to BioProcessors Corporation, Mr. Rennert held positions in general management, manufacturing and engineering with PerkinElmer, Inc. and United Technologies’ Carrier Corporation. Earlier in his career, he was employed by General Electric and Anderson Consulting. Mr. Rennert holds M.S. degrees in Management and Mechanical Engineering from the Massachusetts Institute of Technology (MIT) and a B.S. degree in Engineering from Princeton University.

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

Backlog

ZOLL ended fiscal 2008 with a backlog of approximately $7.9 million. The Company anticipates that all of this backlog will ship during fiscal 2009. In order to facilitate shipments in light of the heavy end-of-quarter orders, ZOLL attempts to maintain a permanent backlog level of orders that will not be shipped at the end of each quarter. ZOLL believes this helps improve efficiency, lower costs and improve profitability. Due to possible changes in delivery schedules, cancellation of orders and delays in shipments, ZOLL’s backlog at any particular date is not necessarily an accurate predictor of revenue for any succeeding period.

Government Regulation

The manufacture and sale of ZOLL’s products are subject to extensive regulation by numerous governmental authorities, principally by the Food and Drug Administration (FDA), and corresponding foreign agencies. The FDA administers the Federal Food, Drug and Cosmetic Act and the regulations promulgated there under. ZOLL is subject to the standards and procedures with respect to the manufacture of medical devices and are subject to inspection by the FDA for compliance with such standards and procedures.

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

Investor Information

Financial and other information relating to the Company can be accessed from the Company’s main Internet website (http://www.zoll.com) by clicking on “Investor Relations”. Information on, or linked to, the Company’s website is not part of this Annual Report on Form 10-K. The Company makes available, free of charge, copies of its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the Exchange Act), as soon as reasonably practicable after filing such material electronically or otherwise furnishing it to the SEC. A copy may also be obtained upon written request to the Company at: Stockholder Relations, ZOLL Medical Corporation, 269 Mill Road, Chelmsford, MA 01824-4105.

Item 1A. Risk Factors.

If We Fail to Compete Successfully in the Future against Existing or Potential Competitors, Our Operating Results May Be Adversely Affected.

Our principal global competitors with respect to our entire cardiac resuscitation equipment product line are Physio-Control and Philips. Physio-Control is a subsidiary of Medtronic, Inc., a leading medical technology company, and has been the market leader in the defibrillator industry for over 20 years. As a result of Physio-Control’s dominant position in this industry, many potential customers have relationships with Physio-Control that could make it difficult for us to continue to penetrate the markets for our products. In addition, Physio-Control and Philips and other competitors each have significantly greater resources than we do. Accordingly, Physio-Control, Philips and other competitors could substantially increase the resources they devote to the development and marketing of products that are competitive with ours. These and other competitors may develop and successfully commercialize medical devices that directly or indirectly accomplish what our products are designed to accomplish in a superior and/or less expensive manner. In addition, although our biphasic waveform technology is unique, our competitors have devised alternative biphasic waveform technology. Medtronic previously announced its intention to spin off its external defibrillator business into a separate publicly traded company once it resolves quality issues with the FDA which have disrupted shipments of its products. How these continuing developments will affect the competitive landscape in the future is unclear, but the Company has taken steps to pursue additional customers. (See additional discussion of this situation regarding Physio-Control, Medtronic’s external defibrillator business, in the risk factor below entitled, The Resumption of Unrestricted Shipments of Physio-Control, a Division of Medtronic, May Adversely Affect our Revenues and Profits.)

There are a number of smaller competitors in the United States, which include Cardiac Science Corporation, HeartSine Technology, and Defibtech. Internationally, we face the same competitors as in the United States as well as Nihon Kohden, Corpuls, Schiller, and other local competitors. It is possible the market may embrace these competitors’ products, which could negatively impact our market share.

Additional companies may enter the market. For example, GE Healthcare entered the hospital market through cooperation with Cardiac Science Corporation. They have currently been focused on the International market but could begin to focus on the U.S. market, as well, which may impair our ability to gain market share.

In addition to external defibrillation and external pacing with cardiac resuscitation equipment, it is possible that other alternative therapeutic approaches to the treatment of sudden cardiac arrest may be developed. These alternative therapies or approaches, including pharmaceutical or other alternatives, could prove to be superior to our products.

There is significant competition in the business of developing and marketing software for data collection, billing, scheduling, dispatching, records and resource management in the emergency medical system and fire markets. Our principal competitors in this business include Sansio, Healthware Technologies, Inc., Safety Pad Software, ImageTrend, Inc., eCore Software Solutions, Inc., PDSI Software, Inc., EnRoute Emergency Systems (formerly Geac Computer Corporation, Ltd.), DocuMed, Inc., Tritech Software Systems, Inc., Ortivus AB, RAM Software Systems, Inc., Intergraph Corporation, Affiliated Computer Services, Inc., Emergency Reporting, Inc., AmbPac, Inc., ESO Solutions, Golden Hour and Innovative Engineering, some of which have greater financial, technical, research and development and marketing resources than we do. Because the barriers to entry in this business are relatively low, additional competitors may easily enter this market in the future. It is possible that systems developed by competitors could be superior to our data management system. Consequently, our ability to sell our data management systems could be materially affected and our financial results could be materially and adversely affected.

The Resumption of Unrestricted Shipments of Physio-Control, a Division of Medtronic, May Adversely Affect our Revenues and Profits.

Beginning in January 2007, Physio-Control, a division of Medtronic, had suspended most U.S. product shipments due to internal quality control issues. In August 2007, Physio-Control began shipping to U.S. customers under certain restrictions. As announced by Physio-Control on April 28, 2008, it has reached an agreement on a consent decree with the FDA regarding its quality system improvements for its external defibrillator products. Under the consent decree, Physio-Control will be allowed to continue limited shipments in the United States. In addition, under the consent decree, restrictions on shipments now apply to International shipments as well. Once certain conditions under the consent decree are met, Physio-Control will be allowed to resume unrestricted distribution. The full resumption of shipments may adversely affect our revenues in the future.

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

We Acquired New Products and Technology, Such as the Catheter-Based Hypothermia Technology. If We Are Not Successful in Growing Our Business with These Products and Technology, Our Operating Results May Be Affected.

We have acquired a catheter-based hypothermia technology. As part of the successful development of the market for this technology, where applicable, we must:

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

We Are Conducting Clinical Trials Related to Newer Technologies Which May Prove Unsuccessful and Have a Negative Impact on Future Sales.

We are conducting clinical trials related to the AutoPulse and the LifeVest. While we are confident in the future outcomes of these trials, an unsuccessful trial could affect the marketability of these products in the future.

Our Approach to Our Backlog Might Not Be Successful.

We maintain a backlog in order to generate operating efficiencies. If order rates are insufficient to maintain such a backlog, we may be subject to operating inefficiencies. For example, although our backlog typically increases in the fourth quarter, it did not increase in the fourth quarter of fiscal 2008. We believe this might be related to general economic concerns on the part of some professional customers. While we would anticipate that any such delay in purchasing behavior would be temporary, we cannot be certain as to when such purchases might actually be made.

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

The Company’s businesses may be affected by changes in general economic conditions, both nationally and internationally. Recessionary economic cycles, higher interest rates, higher fuel and other energy costs, inflation, higher levels of unemployment, changes in the laws or industry regulations or other economic factors may adversely affect the demand for the Company’s products. Additionally, these economic factors, as well as higher tax rates, increased costs of labor, insurance and healthcare, and changes in other laws and regulations may increase the Company’s cost of sales and operating expenses, which may adversely affect the Company’s financial condition and results of operations.

Our primary business is the sale of capital equipment. While customers may delay their purchases of capital equipment in the near-term due to the current economic environment, the equipment will ultimately need to be replaced as defibrillator products are a standard of care. However, we cannot be sure as to how long such delays may continue.

Recent Economic Trends Could Adversely Affect our Financial Performance.

Economic downturns and declines in consumption in our markets may affect the levels of both our sales and profitability. As widely reported, the domestic and global financial markets have been experiencing extreme disruption in recent months, including severely diminished liquidity and credit availability. Concurrently, economic weakness has begun to accelerate. We believe these conditions have not materially affected our financial position as of September 28, 2008 or our liquidity for the year ended September 28, 2008. However, we could be negatively impacted if these conditions exist for a sustained period of time, or if there is further deterioration in financial markets and major economies. The current tightening of credit in financial markets may adversely affect the ability of our customers and suppliers to obtain financing, which could result in a decrease in, or deferrals or cancellations of, the sale of our products and services. In addition, weakening economic conditions and outlook may result in a further decline in the level of our customers’ spending that could adversely affect our results of operations and liquidity. We are unable to predict the likely duration and severity of the current disruption in the domestic and global financial markets and the related adverse economic conditions.

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

We are also subject to regulation in each of the foreign countries in which we sell products. Many of the regulations applicable to our products in such countries are similar to those of the FDA. However, the national health or social security organizations of certain countries require our products to be qualified before they can be marketed in those countries. We cannot be assured that such clearances will be obtained. For example, although we received U.S. 510(k) clearance on our biphasic waveform in 1999, to date we have not been able to obtain similar clearance in Japan. As a result, our Japanese defibrillator revenues are very modest. Although we anticipate clearance in the future, we can provide no such assurance that we will succeed.

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

We license and purchase technology from third parties for upgradeable features in our products, including a 12 lead analysis program, SPO2, EtCO2, CO and NIBP technologies. We anticipate that we will need to license and purchase additional technology to remain competitive. We may not be able to renew our existing licenses and purchase agreements or to license and purchase other technologies on commercially reasonable terms or at all. If we are unable to renew our existing licenses and purchase agreements or we are unable to license or purchase new technologies, we may not be able to offer competitive products.

Fluctuations in Currency Exchange Rates May Adversely Affect Our International Sales.

Our revenue from foreign operations can be denominated in or significantly influenced by the currency and general economic climate of the country in which we make sales. A decrease in the value of such foreign currencies relative to the U.S. dollar could result in downward price pressure for our products or losses from currency exchange rate fluctuations. As we continue to expand our international operations, downward price pressure and exposure to gains and losses on foreign currency transactions may increase.

Approximately 25% to 30% of our revenue is generated in foreign markets. More than half of this revenue, representing our direct subsidiaries sales, is denominated in a foreign currency and, as such, is subject to direct foreign currency exposure. The currency exposure on the revenue is partially offset by the operating expenses which are also denominated in local currencies. The currency exposure is also partially offset by any forward contracts entered into to hedge our exposure to exchange rates. The other portion of revenue generated in the foreign markets is sold to distributors and is denominated in U.S. Dollars. This revenue could be subject to price pressure as the U.S. Dollar strengthens.

We may use forward contracts and other instruments to reduce our exposure to exchange rate fluctuations from intercompany accounts receivable and forecasted intercompany sales to our subsidiaries denominated in foreign currencies, and we may not be able to do this successfully. Accordingly, we may experience economic loss and a negative impact on our results of operations and equity as a result of foreign currency exchange rate fluctuations.

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

Some of Our Activities May Subject Us to Risks under Federal and State Laws Prohibiting “Kickbacks” and False or Fraudulent Claims.

We are subject to the provisions of a federal law commonly known as the Medicare/Medicaid anti-kickback law, and several similar state laws, which prohibit payments intended to induce physicians or others either to refer patients or to acquire or arrange for or recommend the acquisition of healthcare products or services. While the federal law applies only to referrals, products or services for which payment may be made by a federal healthcare program, state laws often apply regardless of whether federal funds may be involved. These laws constrain the sales, marketing and other promotional activities of manufacturers of medical devices by limiting the kinds of financial arrangements, including sales programs, with hospitals, physicians, laboratories and other potential purchasers of medical devices. Other federal and state laws generally prohibit individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid, or other third-party payers that are false or fraudulent, or are for items or services that were not provided as claimed. Anti-kickback and false claims laws prescribe civil and criminal penalties (including fines) for noncompliance that can be substantial. While we continually strive to comply with these complex requirements, interpretations of the applicability of these laws to marketing practices is ever evolving and even an unsuccessful challenge could cause adverse publicity and be costly to respond to, and thus could harm our business and prospects.

Patients May Not Be Able to Obtain Appropriate Insurance Coverage for Our LifeVest Product.

The ability of patients to obtain appropriate insurance coverage for our LifeVest product from government and third-party payors is critical to the success of the product. The availability of insurance coverage affects which products physicians may prescribe. Implementation of healthcare reforms in the United States and abroad may limit the price of, or the level at which, insurance is provided for our LifeVest product and adversely affect both our pricing flexibility and the demand for the product. Hospitals or physicians may respond to such pressures by substituting other therapies for our LifeVest product.

Further legislative or administrative reforms to the U.S. or international reimbursement systems that significantly reduce insurance coverage for our LifeVest product or deny coverage for our LifeVest product, or adverse decisions regarding coverage or reimbursement issues relating to our LifeVest product by administrators of such systems, would have an adverse impact on the sales of our LifeVest product. This in turn could have an adverse effect on our financial condition and results of operations.

Our LifeVest Product is a Reimbursable Product and Is Subject to Laws that Are Different from Our Predominantly Capital Equipment Business.

The LifeVest product is our first reimbursed product which is different than our typical capital equipment business. The LifeVest product is governed by the Durable Medical Equipment Regulations and is subject to audit. The LifeVest is reimbursed by Medicare, Medicaid, or other third-party payors, for which reimbursement rates may fall with little notice.

Failure to Comply with HIPAA Obligations Puts Us at Risk.

The Health Insurance Portability and Accountability Act of 1996 (HIPAA) created two new federal crimes: healthcare fraud and false statements relating to healthcare matters. The healthcare fraud statute prohibits knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, including private payers. A violation of this statute is a felony and may result in fines, imprisonment or exclusion from government-sponsored programs. The false statements statute prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. A violation of this statute is a felony and may result in fines or imprisonment.

HIPAA also protects the security and privacy of individually identifiable health information maintained or transmitted by healthcare providers, health plans and healthcare clearinghouses. HIPAA restricts the use and disclosure of patient health information, including patient records. Although we believe that HIPAA does not apply to us directly, most of our customers have significant obligations under HIPAA, and we intend to cooperate with our customers and others to ensure compliance with HIPAA with respect to patient information that comes into our possession. Failure to comply with HIPAA obligations can entail criminal penalties. Some states have also enacted rigorous laws or regulations protecting the security and privacy of patient information. If we fail to comply with these laws and regulations, we could face additional sanctions.

Uncertain Customer Decision Processes May Result in Long Sales Cycles, Which Could Result in Unpredictable Fluctuations in Revenues and Delay the Replacement of Cardiac Resuscitation Devices.

Many of the customers in the pre-hospital market consist of municipal fire and emergency medical systems departments. As a result, there are numerous decision-makers and governmental procedures in the decision- making process. In addition, decisions at hospitals concerning the purchase of new medical devices are sometimes made on a department-by- department basis. Accordingly, we believe the purchasing decisions of many of our customers may be characterized by long decision-making processes, which have resulted in and may continue to result in long sales cycles for our products. For example, the sales cycles for cardiac resuscitation products typically have been between six to nine months, although some sales efforts have taken as long as two years.

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

Our International Sales Expose Our Business to a Variety of Risks That Could Result in Significant Fluctuations in Our Results of Operations.

Approximately 29% of our sales for fiscal 2008 were made to foreign purchasers, and we plan to increase the sale of our products to foreign purchasers in the future. As a result, a significant portion of our sales is and will continue to be subject to the risks of international business, including:

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

Our success will depend in part on our ability to obtain and maintain patent protection for our products, methods, processes and other technologies, to preserve our trade secrets and to operate without infringing the proprietary rights of third parties. We hold over 140 U.S. and over 90 foreign patents for our various inventions and technologies. Additional patent applications have been filed with the U.S. Patent and Trademark Office and outside the U.S. and are currently pending. The patents that have been granted to us are for a definitive period of time and will expire. We have filed certain corresponding foreign patent applications and intend to file additional foreign and U.S. patent applications as appropriate. We cannot be assured as to:

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

We May Acquire Other Businesses, and We May Have Difficulty Integrating These Businesses or Generating an Acceptable Return from Acquisitions.

We acquired Revivant (now ZOLL Circulation, Inc.) and the assets of each of Infusion Dynamics, Lifecor (now ZOLL Lifecor Corporation), Radiant Corporation (now part of ZOLL Circulation), and BIO-key International, Inc.’s fire records management software business (now a part of ZOLL Data Systems). We have also acquired certain assets from Welch Allyn, Inc. We may acquire other companies or make strategic purchases of interests in other companies related to our business in order to grow, add product lines, acquire customers or otherwise attempt to gain a competitive advantage in new or existing markets. Such acquisitions and investments may involve the following risks:

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

Intangibles and Goodwill We Currently Carry on Our Balance Sheet May Become Impaired.

At September 28, 2008, we had approximately $76 million of goodwill and intangible assets on our balance sheet. These assets are subject to impairment if the cash flow that we generate from these assets specifically, or our business more broadly, are insufficient to justify the carrying value of the assets. Factors affecting our ability to generate cash flow from these assets include, but are not limited to, general market conditions, product acceptance, pricing and competition, distribution, costs of production and operations.

In addition, volatility in our stock price and declines in our market capitalization could put pressure on the carrying value of our goodwill and other long-lived assets if the current period of economic uncertainty and related volatility in the financial markets persist for an extended period of time.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our executive headquarters are located in Chelmsford, Massachusetts, along with our research and development and our defibrillator and Power Infuser manufacturing operations. The Chelmsford facility offers approximately 155,000 square feet of leased office, warehouse and assembly space. We own a 33,000 square foot building in Pawtucket, Rhode Island, where we manufacture our electrode products and conduct related research and development. We lease approximately 40,000 square feet in Broomfield, Colorado, where our ZOLL Data Systems data management software business offices are located. We lease an approximate 19,000 square foot manufacturing facility in Sunnyvale, California, where the AutoPulse is manufactured. We lease approximately 18,000 square feet in Pittsburgh, Pennsylvania where our ZOLL LifeVest manufacturing facility is located. We also lease administrative offices in Manchester, England; Elst, the Netherlands; Cologne, Germany; Sydney, Australia; Mississauga, Ontario, Canada; Shanghai, China; and Amman, Jordan.

Item 3. Legal Proceedings.

The Company is, from time to time, involved in the normal course of its business in various legal proceedings, including intellectual property, contract, employment and product liability suits. Although the Company is unable to quantify the exact financial impact of any of these matters, it believes that none of these currently pending matters will have an outcome material to its financial condition or business.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2008.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our Common Stock is traded on the NASDAQ Global Select Market under the symbol “ZOLL.” The following table sets forth the high and low sales prices during the fiscal quarters specified:

	Sales Prices
	2008		2007
	High	Low	High	Low
First Quarter	$27.15	$21.31	$29.83	$17.38
Second Quarter	29.28	23.93	37.77	25.12
Third Quarter	37.66	24.96	28.83	19.91
Fourth Quarter	38.19	28.12	27.67	21.52

Dividends

We have never declared or paid cash dividends on our capital stock. We currently intend to retain any current and future earnings to finance the growth and development of our business and, therefore, do not anticipate paying any cash dividends in the foreseeable future.

As of December 1, 2008, there were approximately 197 stockholders of record of our common stock. We believe there are approximately 8,000 beneficial holders of our common stock.

Performance Graph

The following graph compares the cumulative 5-year total return to shareholders on ZOLL Medical Corporation’s common stock relative to the cumulative total returns of the Russell 2000 index and the NASDAQ Medical Equipment index. The graph assumes that the value of the investment in the company’s common stock and in each of the indexes (including reinvestment of dividends) was $100 on 9/30/2003 and tracks it through 9/30/2008.

	9/03	9/04	9/05	9/06	9/07	9/08
ZOLL Medical Corporation	100.00	104.18	81.84	111.98	161.75	204.18
Russell 2000	100.00	118.77	140.09	154.00	173.00	147.94
NASDAQ Medical Equipment	100.00	118.90	143.91	152.76	194.11	161.65

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) as of end of most recently completed fiscal year
	(a)		(b)	(c)
Equity compensation plans approved by security holders	1,901,819	(1)	$18.42	632,065	(2)
Equity compensation plans not approved by security holders	0		N/A	0
Total	1,901,819	(1)	$18.42	632,065	(2)

(1)	Does not include 42,500 shares of restricted common stock issued under the Amended and Restated 2001 Stock Incentive Plan, since such shares are issued and outstanding.
(2)	Includes 55,470 shares available for issuance as restricted common stock under the Amended and Restated 2001 Stock Incentive Plan.

Item 6. Selected Financial Data.

ZOLL Medical Corporation

Consolidated Five-Year Financial Summary

	FISCAL YEAR
(000’s omitted, except per share data)	2008	2007	2006	2005	2004
Income Statement Data:
Net sales	$398,018	$309,451	$255,633	$217,742	$219,311
Cost of goods sold	187,330	140,664	116,399	100,161	100,672

Gross profit	210,688	168,787	139,234	117,581	118,639
Expenses:
Selling and marketing	111,835	91,855	78,366	74,404	74,345
General and administrative	30,681	26,203	22,417	18,667	14,504
Research and development	32,398	28,686	23,394	22,896	18,376

Total expenses	174,914	146,744	124,177	115,967	107,225

Income from operations	35,774	22,043	15,057	1,614	11,414
Investment and other (expense) income	(258)	3,591	2,082	572	1,323

Income before income taxes	35,516	25,634	17,139	2,186	12,737
Provision for income taxes	12,075	8,972	5,999	223	3,781

Net income	$23,441	$16,662	$11,140	$1,963	$8,956

Basic earnings per common share	$1.12	$0.82	$0.58	$0.10	$0.49

Weighted average common shares outstanding	20,862	20,208	19,286	19,130	18,381

Diluted earnings per common and common equivalent share	$1.10	$0.81	$0.57	$0.10	$0.48

Weighted average common and common equivalent shares outstanding	21,304	20,678	19,442	19,260	18,608

Balance Sheet Data:
Working capital	$151,790	$125,159	$112,746	$107,140	$114,785
Total assets	$346,020	$315,849	$251,486	$219,536	$207,192
Stockholders’ equity	$267,858	$235,786	$195,646	$181,428	$170,946

Certain prior period amounts have been reclassified to conform to the current period presentation with no impact on either net income or earnings per share.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

We intend for this discussion and analysis to provide you with information that will assist you in understanding our consolidated financial statements, the changes in certain key items in those consolidated financial statements from year to year and the primary factors that accounted for those changes. Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. This discussion and analysis should be read in conjunction with our consolidated financial statements as of September 28, 2008 and for the year then ended and the notes accompanying those consolidated financial statements.

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

We believe our recent successes continue to be attributable to multiple factors which include, in no particular order, (1) new defibrillator products, (2) investments made in new technologies, (3) the breadth of product offerings and differentiated features, (4) bolstering our distribution channels, (5) management changes in the Hospital and International markets, and (6) benefits resulting from competitors’ regulatory issues.

We ended fiscal 2008 with approximately $71 million of cash and investments and no long-term debt. We completed fiscal 2008 with record revenues of approximately $398 million. Our sales growth was strong in all major areas of our business. The growth was mainly due to the increased volume of professional defibrillator platform sales which include the M Series product, E Series and R Series. Other contributors included increased volume of AEDs, the LifeVest product, data management products, and other resuscitation equipment including Military and AutoPulse products.

Results of Operations

Fiscal 2008 Compared to Fiscal 2007

Sales

Our net sales increased 29% to $398 million in fiscal 2008 compared to $309.5 million in the prior fiscal year.

Net sales by customer/product categories were as follows:

(000’s omitted)	2008	2007	% Change
Devices and Accessories to the Hospital Market-North America	$117,106	$85,275	37%
Devices, Accessories, and Data Management Software to the Pre-hospital Market-North America	161,667	131,233	23%
Other Products to North America	22,633	20,881	8%

Subtotal North America	301,406	237,389	27%
All Products to the International Market	96,612	72,062	34%

Total Sales	$398,018	$309,451	29%

Our sales to the North American Hospital market increased $31.8 million, or 37%, in 2008. The increase of sales to the North American Hospital market was primarily due to increased volume of U.S. military sales of approximately $14 million, and increased volume of our professional defibrillator products to other customers of approximately $13 million, including the M Series and R Series products. The remaining increase of approximately $5 million was due to the volume of AED sales to the North American Hospital market.

Our sales to the North American Pre-hospital market increased $30.4 million, or 23%, in 2008. The increase in Pre-hospital sales was due to increased volume of the LifeVest product of approximately $10 million, increased volume of professional defibrillators of approximately $9 million, data management software products of approximately $7 million and, to a lesser extent, increased volume of AEDs and AutoPulse products.

International sales increased by $24.6 million, or 34%, to $96.6 million in 2008 compared to $72.1 million in 2007. The increase in International sales was driven by increased volume of professional defibrillator sales of $15 million. This growth was primarily a function of the continued success of our M Series product, as our newer platforms build momentum. Other contributors to the increase included increased volume of AEDs of approximately $8 million, and increased volume of AutoPulse. Included in these increases are approximately $4 million of benefit from foreign exchange fluctuations. Geographical areas where sales experienced significant growth included Latin America and Eastern Europe, both with growth of approximately $4 million; China, with growth of approximately $2.4 million; and France and Germany, both with growth of approximately $2 million.

Foreign exchange rates have become more volatile. The recent, sudden strengthening of the U.S. dollar potentially impacts us in two ways. For sales to international distributors which are denominated in U.S. dollars, our goods may appear more expensive. Our foreign subsidiary sales which are denominated in local currency may translate into fewer U.S. dollar revenues. Although it is difficult to predict how foreign exchange rates will fluctuate prospectively, this sudden volatility of the U.S. dollar may have a significantly greater impact on future results than it has historically.

Total sales of the AutoPulse product to all our markets increased by approximately $3.1 million, or 21%, to $17.8 million in fiscal 2008, compared to $14.7 million for fiscal 2007. We believe the outlook for the AutoPulse continues to remain strong.

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

Overall, gross margins for fiscal 2008 decreased to approximately 53% compared to 54.5% in fiscal 2007. A low-margin California order, which occurred in the first quarter of fiscal 2008, accounts for approximately 1 percentage point of the decrease in gross margin. To a lesser extent, the margin was also unfavorably affected by increased International sales, which carry lower-than-average margins. Offsetting the decrease in the overall gross margin was the favorable effect of the LifeVest product which carries higher-than-average margin. Other than the impact of the California order, each of the remaining factors causing the fluctuation in gross margin represents less than a percentage point of our overall gross margin.

Backlog

We ended fiscal 2008 with a backlog of approximately $7.9 million. Our backlog did not grow in the fourth quarter as it typically has, which we believe is indicative of the current economic environment which may have caused capital spending to be constrained. We believe we need to maintain a permanent backlog level of orders that will not be shipped at the end of each quarter. We believe this will help us improve our efficiency, lower our costs and improve our profitability as it will make it less likely that we will be required to incur substantial additional costs at the end of the quarter. Due to possible changes in delivery schedules, cancellation of orders and delays in shipments, our backlog at any particular date is not necessarily an accurate predictor of revenue for any succeeding period.

Costs and Expenses

Operating expenses were as follows:

(000’s omitted)	2008	% of Sales	2007	% of Sales	Change %
Selling and marketing	$111,835	28%	$91,855	30%	22%
General and administrative	30,681	8%	26,203	8%	17%
Research and development	32,398	8%	28,686	9%	13%

Total expenses	$174,914	44%	$146,744	47%	19%

Selling and marketing expenses increased approximately $20 million for the year ended September 28, 2008 compared to the same period last year. Approximately $14 million of the increase related to increased personnel-related costs, including salaries, commissions and stock-based compensation for selling and marketing employees. The remaining increase primarily relates to increases in selling and marketing personnel travel and tradeshow expenses. Selling and marketing expenses decreased as a percentage of revenues as we have been able to achieve greater efficiency with our sales organization and marketing efforts as our revenue has grown.

General and administrative expenses increased approximately $4.5 million for the year ended September 28, 2008 compared to the previous year. Approximately $3 million of the increase related to increased personnel-related costs including salaries and stock-based compensation for general and administrative employees.

Research and development expenses increased approximately $3.7 million for the year ended September 28, 2008 compared to fiscal 2007. Approximately $2.4 million of the increase related to increased personnel-related costs including salaries and stock-based compensation for research and development employees. Other contributors include increased clinical trial work related to the AutoPulse and LifeVest.

Investment and Other Income (Expense)

Investment and other income (expense) decreased to ($258,000) in fiscal 2008, as compared to $3.6 million in the previous year. This decrease reflected foreign exchange losses on marking our foreign denominated intercompany receivable balances to the spot rate at the end of the year, lower average interest rates and a $200,000 reserve on certain investments in mortgage-backed and auction rate securities.

Income Taxes

Our effective tax rate for fiscal 2008 decreased to 34% compared to 35% in fiscal 2007. The decreased rate resulted from an increase in the Section 199 deduction (production deduction) benefit from 3% in fiscal 2007 to 6% in fiscal 2008 along with a decision made in the fourth quarter of fiscal 2008 not to provide U.S. taxes on undistributed earnings of our foreign subsidiaries. These benefits were partially offset by the expiration of a research and development credit at December 31, 2007, allowing only one quarter of benefit in fiscal 2008. Subsequent to our fiscal year end, Congress has extended the research and development credit through December 31, 2009. The benefit from this Congressional action will be recognized in fiscal 2009.

Effective October 1, 2007, we adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). As a result of the implementation of FIN 48, we recognized approximately $374,000 of increase in our liability for unrecognized tax benefits. All of this increase was reflected as a reduction to the October 1, 2007 balance of retained earnings. At the adoption date of October 1, 2007, we had $1.3 million of gross unrecognized tax benefits, which, if recognized, would affect goodwill and our effective tax rate. At September 28, 2008, we had $3.3 million of gross unrecognized tax benefits, all of which, if recognized, would affect goodwill and our effective tax rate.

We are subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions. We have concluded all U.S. federal and most state and foreign income tax matters through fiscal 2004.

We do not currently have any income tax audits in progress and, therefore, foresee little change in our current reserve for uncertain tax positions in the next twelve months. Our historical practice is to recognize interest and penalties related to income tax matters in income tax expense. We had $315,000 accrued for interest and penalties at the time of the adoption of FIN 48 and $480,000 at September 28, 2008.

We currently estimate that our fiscal 2009 effective tax rate will be approximately 35%.

Fiscal 2007 Compared to Fiscal 2006

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

Our sales to the North American Hospital market increased $7.2 million, or 9%, in 2007. The increase of sales to the North American Hospital market was primarily due to increased volume of our professional defibrillator products of approximately $11 million, including the M Series and the new R Series product and a $3 million higher volume of AED sales. This increase was, offset by a lower volume of U.S. military sales for 2007 of approximately $8 million as compared to 2006.

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

Gross Margins

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

Backlog

We ended fiscal 2007 with a backlog of approximately $24.3 million, which includes approximately $8 million related to our California Homeland Security order, as we typically build a backlog in the fourth quarter. All of this backlog shipped during fiscal 2008. Due to possible changes in delivery schedules, cancellation of orders and delays in shipments, our backlog at any particular date is not necessarily an accurate predictor of revenue for any succeeding period.

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

Income Taxes

Our effective tax rate for fiscal 2007 and 2006 was a provision of 35%. The 2007 rate was negatively affected by the elimination of the deduction for extraterritorial income, which was available only for the first quarter of fiscal 2007. It was positively affected by the retroactive reinstatement of the research and development credit in fiscal 2007 as part of the Tax Relief and Health Care Act of 2006. This Act not only provided us with a full fiscal year benefit of the research and development credit in 2007, it also allowed us to book the tax credits related to R&D expenses incurred in our last three fiscal quarters of 2006.

Financial Condition

Liquidity and Capital Resources

Our overall financial condition continues to remain strong. Our cash, cash equivalents, and short-term and long-term investments at September 28, 2008 totaled $71.1 million compared with $57.4 million at September 30, 2007. We continue to have no long-term debt.

As we have previously discussed, with the January 2007 suspension of U.S. shipments from the Medtronic Physio-Control unit, we have used cash, and it is possible we will use additional cash to assist customers who transition to our products with various financing arrangements.

Cash Requirements

We believe that the combination of existing cash, cash equivalents, and highly liquid marketable securities on hand, along with cash to be generated by future operations and amounts available under our line of credit, will be sufficient to meet our ongoing operating and capital expenditure requirements for the foreseeable future.

Sources and Uses of Cash

To assist with the discussion, the following table presents the abbreviated cash flows for the years ended September 28, 2008, September 30, 2007, and October 1, 2006:

(000’s omitted)	2008	2007	2006
Net cash provided by operating activities	$35,378	$5,667	$28,467
Cash used in investing activities	(42,588)	(31,153)	(23,964)
Cash provided by financing activities	7,336	18,948	1,689
Effect of foreign exchange rates on cash	(1,082)	1,338	369

Net change in cash and cash equivalents	(956)	(5,200)	6,561

Cash and cash equivalents—beginning of year	37,631	42,831	36,270

Cash and cash equivalents—end of year	$36,675	$37,631	$42,831

Operating Activities

Cash provided by operating activities increased $29.7 million in fiscal 2008 to $35.4 million compared to $5.7 million in 2007. This increase in cash from operating activities was primarily attributable to a decrease in cash required for inventory of approximately $22 million compared to the prior year. The increase in inventory purchases in fiscal 2007 relative to fiscal 2006 includes the impact of building inventory to support higher levels of business, including approximately $5 million related to our California Homeland Security order, new product offerings, such as the R Series, additional order activity related to the continued suspension of U.S. shipments by our largest competitor, and evaluation units. Other factors having a positive effect on 2008 operating activities include increased collections of accounts receivable compared to the prior year and an increase in net income of $6.8 million. This increase was partially offset by the timing of payments of accounts payable and accrued expenses.

Investing Activities

Cash used in investing activities increased approximately $11.4 million in fiscal 2008 to $42.6 million as compared to $31.2 million in the prior year. This increasing use of cash was primarily attributable to the increase in net purchases of marketable securities during the fiscal year of approximately $15 million. This increase in investing activities was partially offset by the decrease in acquisition-related payments in fiscal 2008 as the assets of BIO-Key International and Radiant Corporation were purchased in fiscal 2007. Property and equipment additions for fiscal 2008 totaled approximately $15 million, which is consistent with prior year additions. We anticipate additions for fiscal 2009 to be consistent with fiscal 2008.

Financing Activities

Cash provided by financing activities was approximately $7.3 million for fiscal 2008 in comparison to approximately $18.9 million in the previous year. The change reflects a lower number of stock options exercised during 2008 (approximately 349,000 shares in 2008 and 989,000 shares in 2007) at a higher weighted-average exercise price per share ($15.66 in 2008 and $14.60 in 2007). Similarly, the excess tax benefit from the exercise of stock options decreased from $4.5 million in the previous year to $1.9 million for fiscal 2008, due to the lower number of stock options exercised during 2008.

Investments

In March 2004, we acquired substantially all the assets of Infusion Dynamics. Under the terms of the acquisition, we are obligated to make additional earn-out payments through 2011 (“contingencies”) based on performance of the acquired business. Because additional consideration is based on the growth of sales, a reasonable estimate of the future payments to be made cannot be determined. As these contingencies are resolved and the consideration is distributable, we record the fair value of the additional consideration as additional cost of the acquired assets. Our earn-out payments, in the form of cash, for fiscal 2006 and 2007 were approximately $445,000 and $11,000, respectively. We have accrued, but not yet paid, an earn-out for 2008 of approximately $19,000, which is expected to be paid in cash during the first quarter of fiscal 2009.

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

We exercised our option to acquire the business and assets of Lifecor on March 22, 2006 and acquired the business and assets on April 10, 2006. We assumed Lifecor’s outstanding debt (plus an additional $3.0 million owed to us, which was cancelled) and certain stated liabilities. We paid the third-party debt in April 2006. We agreed to pay additional consideration in the form of earn-out payments to Lifecor based upon future revenue growth of the acquired business over a five-year period. Earn-out payments to Lifecor were made in the form of cash for fiscal 2006 and fiscal 2007 in the approximate amounts of $77,000 and $3.2 million, respectively. For both annual earn-outs, the additional consideration was accrued during the fiscal period when earned and paid out in the subsequent fiscal period. We have accrued, but not yet paid, an earn-out for 2008 of approximately $4.8 million, which is expected to be paid in cash during the first quarter of fiscal 2009. Because additional consideration will be based on the growth of sales, a reasonable estimate of the total acquisition cost cannot be determined.

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

We recently announced a strategic alliance with Welch Allyn involving research and development, manufacturing, sales, service, and distribution related to Welch Allyn’s defibrillator and monitoring products. We anticipate that the elements of the strategic alliance will be implemented over the next several months upon completion of certain milestones. Total consideration for all elements could approximate $6 million.

Debt Instruments and Related Covenants

We maintain an unsecured working capital line of credit with our bank. Under this working capital line, we may borrow, on a demand basis, up to $12 million. This line of credit bears interest at the bank’s rate of LIBOR plus 2% for short-term borrowings (2 – 3 months). For longer term loans, the line of credit bears interest at the rate of LIBOR plus 4% – 6%. No borrowings were outstanding on this line during fiscal 2008. There are no covenants related to this line of credit.

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

	Payments Due by Period
Contractual Obligations (in $000s)	Total	Less than 1 year	1 – 3 years	4 – 5 years	After 5 years
Non-Cancelable Operating Lease Obligations	$5,830	$2,479	$2,982	$369	$—
Purchase Obligations	4,773	1,526	1,632	1,615	—

Total Contractual Obligations	$10,603	$4,005	$4,614	$1,984	$—

The Company leases certain office and manufacturing space under operating leases. The Company’s office leases are subject to adjustments based on actual floor space occupied. The leases also require payment of real estate taxes and operating costs. In addition to the office leases, the Company leases automobiles for business use by a portion of the sales force.

The Company’s executive headquarters and defibrillator and Power Infuser manufacturing operations are located in Chelmsford, Massachusetts. The Chelmsford facility is covered by an eight year lease, beginning July 1, 2003 and expiring on June 29, 2011. The agreement does not contain a renewal period and provides that the Company pay a pro-rata amount of the landlord’s real estate tax and operating expenses based upon square footage. The lease also provided the Company with an allowance of approximately $3.7 million for any construction costs associated with their relocation efforts to the leased facility. This reimbursement has been recorded as a deferred lease incentive within accrued expenses and other liabilities and is being amortized as a reduction to rent expense over the life of the lease. Any leasehold improvements made as part of the relocation have been capitalized as leasehold improvements within Property and Equipment and are being amortized over the eight year life of the lease.

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

Critical Accounting Estimates

Our management strives to report our financial results in a clear and understandable manner, even though in some cases accounting and disclosure rules are complex and require us to use technical terminology. We follow accounting principles generally accepted in the United States in preparing our consolidated financial statements. These principles require us to make certain estimates of matters that are inherently uncertain and to make difficult and subjective judgments that affect our financial position and results of operations. Our most critical accounting policy is revenue recognition, and our most critical accounting estimates include accounts receivable reserves, warranty reserves, inventory reserves, the valuation of long-lived assets and stock-based compensation. Management continually reviews its accounting policies, how they are applied and how they are reported and disclosed in our financial statements. Following is a summary of our more significant accounting policies, which include revenue recognition and those that require significant estimates and judgments and uncertainties, and potentially could result in materially different results under different assumptions and conditions, and how they are applied in preparation of the financial statements.

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

Our sales to customers often include a cardiac resuscitation device, disposable electrodes and other accessories. For the vast majority of our shipments, all deliverables are shipped together. In cases where some elements of a multiple element arrangement are not delivered as of a reporting date, we defer the fair value of the undelivered elements and only recognize the revenue related to the delivered elements in accordance with Emerging Issues Task Force (“EITF”) 00-21, “Revenue Arrangements with Multiple Deliverables.” Revenues are recorded net of estimated returns. Some sales to customers of our cardiac resuscitation devices may include some data collection software. The cardiac resuscitation device and software product can operate independently of each other and one does not affect the functionality of the other. In cases where both elements are included in a customer’s order but only one has been delivered by the reporting date and fair value for the undelivered element can be established, we defer the fair value of the undelivered element and recognize the revenue related to the delivered item in accordance with EITF 03-05, “Applicability of AICPA Statement of Position 97-2, Software Revenue Recognition to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software” and EITF 00-21.

We also license software under non-cancelable license agreements and provide services including training, installation, consulting and maintenance, which consists of product support services and unspecified upgrade rights (collectively, post-contract customer support (“PCS”)). Revenue from the sale of software is recognized in accordance with the American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended and related literature. License fee revenues are recognized when a non-cancelable license agreement has been signed, the software product has been delivered, there are no uncertainties surrounding product acceptance, the fees are fixed or determinable, and collection is considered probable. Revenues from maintenance agreements and upgrade rights are recognized ratably over the period of service. Revenue for services, such as software deployment and consulting, is recognized when the service is performed. Our software arrangements contain multiple elements, which include software products, services and PCS. Generally, we do not sell computer hardware products with our software products. We will occasionally facilitate the hardware purchase by providing information to the customer such as where to purchase the equipment. We generally do not have vendor-specific objective evidence of fair value for our software products. We do, however, have vendor-specific objective evidence of fair value for items such as consulting and technical services, deployment and PCS based upon the price charged when such items are sold separately. Accordingly, for transactions where vendor-specific objective evidence exists for undelivered elements but not for delivered elements, we use the residual method as discussed in SOP 98-9, “Modification of SOP 97-2.” Under the residual method, the total fair value of the undelivered elements, as indicated by vendor-specific objective evidence, is deferred and the difference between the total arrangement fee and the amount deferred for the undelivered elements is recognized as revenue related to the delivered elements.

We do not typically ship any of our software products to distributors or resellers. Our software products are sold by our sales force directly to the end user. We may sell software to system integrators who provide complete solutions to end users on a contract basis. In each of the years in the three-year period ended September 28, 2008, software revenue did not exceed 10% of our total revenues.

We also rent our LifeVest product to customers on a monthly basis once a physician prescribes the LifeVest to their patients. The LifeVest product is reimbursed by Medicare, Medicaid or other third-party payers. Revenue is recognized ratably over the service period once we have evidence of an arrangement, the LifeVest has been delivered to the patient, fees are fixed or determinable, and collection is reasonably assured.

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

Although we delivered the first installment of the equipment during the fourth quarter of the fiscal year 2007, no revenue was recognized because objective and reliable evidence of fair value did not exist for all undelivered elements. We recognized approximately $8.5 million of revenue related to the delivered equipment in fiscal 2008, because we believe that objective and reliable evidence of fair value exists for all remaining undelivered elements, including maintenance, storage, insurance and accessories. The remaining amount of consideration will be recognized over a five-year period as the undelivered elements are delivered.

In fiscal 2005, we began performance under a “state of readiness” contract awarded by the U.S. government to supply defibrillators on short notice. Based on the award, we received two types of payments from the U.S. government. The first payment of approximately $5 million was to reimburse us for the cost to acquire inventories required to meet potentially short-notice delivery schedules. This payment is carried within ‘Deferred revenue’ on our balance sheet as a liability. We also received a payment from the U.S. government to compensate us for managing the purchase, build, storage and inventory rotation process. This payment also compensated us for making future production capacity available. The portion of this payment associated with the purchase and build aspects of the contract was recognized on a percentage of completion basis while the portion of the payment for the storage, inventory rotation and facilities charge was recognized ratably over the contract period.

This government contract is for a one-year term, and the U.S. government has four one-year extension options that require the payment of additional fees to us if exercised (the contract is currently in its fourth and final extension). These fees are for the storage, inventory rotation and facilities charge and are recognized ratably over the contract period. The U.S. government has two options to acquire defibrillators under this contract. They may buy on a replenishment basis, which means we will record a sale under our normal U.S. government price list and maintain our “state of readiness,” or they may buy on a non-replenishment basis, which will still allow us to obtain normal margins but will reduce our future obligations under this arrangement.

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

Allowance for Doubtful Accounts / Sales Returns and Allowances / Trade-In Allowances

We maintain an allowance for doubtful accounts for estimated losses, for which related provisions are included in bad-debt expense, resulting from the inability of our customers to make required payments. Specifically identified reserves are charged to selling and marketing expenses. Provisions for general reserves are charged to general and administrative expenses. We determine the adequacy of this allowance by regularly reviewing the aging of our accounts receivable and evaluating individual customer receivables, considering customers’ financial condition, historical experience, communications with the customers, credit history and current economic conditions. We also maintain an estimated reserve for potential future product returns and discounts given related to trade-ins and to current period product sales, which is recorded as a reduction of revenue. We analyze the rate of historical returns when evaluating the adequacy of the allowance for sales returns, which is included in the sales returns and allowance accounts on our balance sheet.

As of September 28, 2008, our accounts receivable balance of $84.4 million is reported net of allowances of $6.2 million. We believe our reported allowances at September 28, 2008 are adequate. If the financial conditions of our customers were to deteriorate, however, resulting in their inability to make payments, we might need to record additional allowances, resulting in additional expenses being recorded for the period in which such determination would be made.

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

Warranty Reserves

Our products are sold with warranty provisions that require us to remedy deficiencies in quality or performance over a specified period of time, usually one year for pre-hospital and international customers and five years for hospital customers. Revenue is deferred for pre-hospital customers who receive warranties beyond one year. Such revenue is then recognized over the period of extended warranty. We provide for the estimated cost of product warranties at the time product is shipped and revenue is recognized. The costs that we estimate include material, labor, and shipping. While we engage in product quality programs and processes, our warranty obligation is affected by product failure rates, material usage and service delivery costs incurred in correcting a product failure. We believe that our recorded liability of $3.7 million at September 28, 2008 is adequate to cover future costs for the servicing of our products sold through that date and under warranty. If actual product failure rates, material usage or service delivery costs differ from our estimates, revisions to the estimated warranty liability would be required.

Inventory

We value our inventories at the lower of cost or market. Cost is determined by the first-in, first-out (“FIFO”) method, including material, labor and factory overhead.

Inventory on hand may exceed future demand either because the product is outdated, obsolete, or because the amount on hand is in excess of future needs. We provide for the total value of inventories that we determine to be obsolete based on criteria such as customer demand and changing technologies. We estimate excess inventory amounts by reviewing quantities on hand and comparing those quantities to sales forecasts for the next 12 months, identifying historical service usage trends, and matching that usage with the installed base quantities to estimate future needs. At September 28, 2008, our inventory was recorded at net realizable value requiring adjustments of $5.8 million, or 8.7% of our $66.8 million gross inventories.

Goodwill

At September 28, 2008, we had approximately $42 million in goodwill, primarily resulting from our acquisitions of Revivant (approximately $27 million), certain assets of BIO-key International, Inc. (approximately $5 million), the assets of Infusion Dynamics (approximately $4 million), and the assets of Lifecor (approximately $5 million). In accordance with Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets,” we test our goodwill for impairment at least annually by comparing the fair value of our reporting units to the carrying value of those reporting units. Fair value is determined based on an estimate of the discounted future cash flows expected from the reporting units. The determination of fair value requires significant judgment on the part of management about future revenues, expenses and other assumptions that contribute to the net cash flows of the reporting units. Additionally, we periodically review our goodwill for impairment whenever events or changes in circumstances indicate that an impairment has occurred.

Long-Lived Assets

We periodically review the carrying amount of our long-lived assets, including property and equipment, and intangible assets, to assess potential impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. The determination includes evaluation of factors such as current market value, business climate and future cash flows expected to result from the use of the related assets. Fair value is determined based on an estimate of the undiscounted cash flows in assessing potential impairment and to record an impairment loss based on fair value in the period when it is determined that the carrying amount of the asset may not be recoverable. This process requires judgment on the part of management.

Income Taxes

We use the asset and liability method of accounting for deferred income taxes. The provision for income taxes includes income taxes currently payable and those deferred as a result of temporary differences between the financial statement and tax basis of assets and liabilities. A valuation allowance is provided to reduce deferred tax assets to the amount of future tax benefit when it is more likely than not that some portion of the deferred tax assets will not be realized. Projected future taxable income and ongoing tax planning strategies are considered and evaluated when assessing the need for a valuation allowance. Any increase or decrease in a valuation allowance could have a material adverse or beneficial impact on our income tax provision and net income in the period in which the determination is made.

We adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), on October 1, 2007. FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109, “Accounting for Income Taxes.” The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained upon audit, including resolutions of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement. We reevaluate these uncertain tax positions on a quarterly basis. This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit and new audit activity. Any change in these factors could result in the recognition of a tax benefit or an additional charge to the tax provision. FIN 48 also provides guidance on classification, interest and penalties, accounting in interim periods, disclosure and transition.

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

Refer to Note A to the consolidated financial statements for further discussion and analysis of the impact of adoption on our statement of operations.

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

We had one forward exchange contract outstanding serving as a hedge of our Euro intercompany receivables in the notional amount of approximately 7 million Euros at September 28, 2008. The contract serves as a hedge of a substantial portion of our Euro-denominated intercompany balances. The fair value of this contract at September 28, 2008 was approximately $10.2 million, resulting in an unrealized gain of $762,000. A sensitivity analysis of a change in the fair value of the Euro derivative foreign exchange contract outstanding at September 28, 2008 indicates that, if the U.S. dollar weakened by 10% against the Euro, the fair value of this contract would decrease by approximately $1 million resulting in a total loss on the contract of approximately $261,000. Conversely, if the U.S. dollar strengthened by 10% against the Euro, the fair value of this contract would increase by approximately $930,000 resulting in a total gain on the contract approximately of $1.7 million. Any gains and losses on the fair value of the derivative contract would be largely offset by losses and gains on the underlying transaction. These offsetting gains and losses are not reflected in the analysis below.

Intercompany Receivable Hedge

Exchange Rate Sensitivity: September 28, 2008

	Expected Maturity Dates for fiscal year						Total	Unrealized Gain
	2009	2010	2011	2012	2013	Thereafter
Forward Exchange Agreements (Receive $/Pay Euro) Contract Amount	$10,991,000						$10,991,000	$762,000
Average Contract Exchange Rate	1.5701	—	—	—	—	—	1.5701

As of September 28, 2008, we had contracts outstanding to serve as a hedge of our forecasted sales to our subsidiaries totaling approximately $3.9 million, all maturing in less than twelve months. Because these derivatives did not qualify for hedge accounting in accordance with SFAS 133, the Company subsequently entered into offsetting derivatives totaling $3.9 million. All of the contracts have been marked to market with changes in fair value recorded to earnings. As of September 28, 2008, the net settlement amount on these contracts was an unrealized loss of approximately $29,000. The Company believes there is no further exposure under these contracts as they effectively offset each other. A sensitivity analysis of a change in the fair value of the derivative foreign exchange contracts outstanding at September 28, 2008 indicates that, if the U.S. dollar weakened by 10% against the foreign currencies, the fair value of these contracts would decrease by approximately $30,000, resulting in a total loss on the contracts of approximately $59,000. Conversely, if the U.S. dollar strengthened by 10% against the foreign currencies, the fair value of these contracts would increase by $27,000, resulting in a total loss on the contracts of approximately $2,000. Any gains and losses on the fair value of the derivative contract would be partially offset by losses and gains on the underlying transaction. These offsetting gains and losses are not reflected in the analysis below.

Forecasted Sales Hedge

Exchange Rate Sensitivity: September 28, 2008

(Amounts in $)

	Expected Maturity Dates for fiscal year						Total	Unrealized (Gain)/ Loss
	2009	2010	2011	2012	2013	Thereafter
Forward Exchange Agreements (Receive $/Pay Euro) Contract Amount	$1,429,000						$1,429,000	$32,000
Average Contract Exchange Rate	1.4294	—	—	—	—	—	1.4294

Forward Exchange Agreements (Receive $/Pay GBP) Contract Amount	$1,012,000						$1,012,000	$(91,000)
Average Contract Exchange Rate	2.0235	—	—	—	—	—	2.0235

Forward Exchange Agreements (Receive $/Pay AUD) Contract Amount	$434,000						$434,000	$(18,000)
Average Contract Exchange Rate	0.8675	—	—	—	—	—	0.8675

Forward Exchange Agreements (Receive $/Pay CAD) Contract Amount	$1,007,000						$1,007,000	$(38,000)
Average Contract Exchange Rate	0.9935	—	—	—	—	—	0.9935

Forward Exchange Agreements (Receive Euro/Pay $) Contract Amount	$1,471,000						$1,471,000	$10,000
Average Contract Exchange Rate	1.4710	—	—	—	—	—	1.4710

Forward Exchange Agreements (Receive GPB/Pay $ Contract Amount	$1,013,000						$1,013,000	$92,000
Average Contract Exchange Rate	2.0260	—	—	—	—	—	2.0260

Forward Exchange Agreements (Receive AUD/Pay $) Contract Amount	$433,000						$433,000	$17,000
Average Contract Exchange Rate	0.8659	—	—	—	—	—	0.8659

Forward Exchange Agreements (Receive CAD/Pay $) Contract Amount	$994,000						$994,000	$25,000
Average Contract Exchange Rate	0.9932	—	—	—	—	—	0.9932

Item 8. Financial Statements and Supplementary Data.

ZOLL MEDICAL CORPORATION

FINANCIAL STATEMENT INDEX

Page No.
Reports of Independent Registered Public Accounting Firms	59
Financial Statements:
Consolidated Balance Sheets as of September 28, 2008 and September 30, 2007	61
Consolidated Income Statements for the Years Ended September 28, 2008, September 30, 2007 and October 1, 2006	62
Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the Years Ended September 28, 2008, September 30, 2007, and October 1, 2006	63
Consolidated Statements of Cash Flows for the Years Ended September 28, 2008, September 30, 2007, and October 1, 2006	64
Notes to Consolidated Financial Statements	65
Supporting Financial Statement Schedule:
Schedule II—Valuation and Qualifying Accounts	92

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

ZOLL Medical Corporation

Chelmsford, Massachusetts

We have audited the accompanying consolidated balance sheet of ZOLL Medical Corporation as of September 28, 2008 and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for the year then ended. In connection with our audit of the financial statements, we have also audited the financial statement schedule listed in the Index at Item 15(a)(2) for the year ended September 28, 2008. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedule. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ZOLL Medical Corporation at September 28, 2008, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note I to the consolidated financial statements, effective October 1, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB No. 109.

Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein for the year ended September 28, 2008.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), ZOLL Medical Corporation’s internal control over financial reporting as of September 28, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated December 5, 2008, expressed an unqualified opinion thereon.

/s/ BDO Seidman, LLP

Boston, Massachusetts

December 5, 2008

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of ZOLL Medical Corporation

We have audited the accompanying consolidated balance sheet of ZOLL Medical Corporation as of September 30, 2007 and related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the two years in the period ended September 30, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15 (a) (2) for the two years ended September 30, 2007. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ZOLL Medical Corporation at September 30, 2007, and the consolidated results of its operations and its cash flows for each of the two years in the period ended September 30, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule for the two years ended September 30, 2007, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ ERNST & YOUNG LLP

December 12, 2007

Boston, Massachusetts

ZOLL Medical Corporation

Consolidated Balance Sheets

(000’s omitted, except per share amounts)	Sept. 28, 2008	Sept. 30, 2007
Assets
Current assets:
Cash and cash equivalents	$36,675	$37,631
Marketable securities	32,597	19,767
Accounts receivable, less allowances of $6,229 and $8,438 at September 28, 2008 and September 30, 2007, respectively	84,423	78,086

Inventories:
Raw materials	24,682	22,500
Work-in-process	6,568	5,783
Finished goods	29,773	29,646

	61,023	57,929
Prepaid expenses and other current assets	12,313	11,809

Total current assets	227,031	205,222
Property and equipment at cost:
Land, building and improvements	1,271	1,184
Machinery and equipment	79,101	66,705
Construction in progress	1,569	2,388
Tooling	16,463	15,255
Furniture and fixtures	3,957	3,813
Leasehold improvements	5,372	5,357

	107,733	94,702
Less accumulated depreciation and amortization	73,779	62,198

Net property and equipment	33,954	32,504
Investments	1,310	1,310
Notes receivable	3,581	2,025
Long-term marketable securities	1,772	—
Goodwill	42,146	37,414
Patents and developed technology, net	20,951	22,591
Deferred tax asset	—	990
Intangibles and other assets, net	15,275	13,793

	$346,020	$315,849

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$17,539	$21,860
Deferred revenue	25,771	25,549
Accrued expenses and other liabilities	31,931	32,654

Total current liabilities	75,241	80,063
Non-Current liabilities:
Other long-term liabilities	2,921	—

Total liabilities	78,162	80,063

Commitments and contingencies (Note J and Note O)

Stockholders’ equity:
Preferred stock, $0.01 par value, authorized 1,000 shares, none issued or outstanding	—	—
Common stock, $0.01 par value, authorized 38,000 shares, 21,018 and 20,438 issued and outstanding at September 28, 2008 and September 30, 2007, respectively	210	204
Capital in excess of par value	155,547	145,471
Accumulated other comprehensive loss	(7,593)	(6,516)
Retained earnings	119,694	96,627

Total stockholders’ equity	267,858	235,786

	$346,020	$315,849

See accompanying notes, which are an integral part of the consolidated financial statements.

ZOLL Medical Corporation

Consolidated Income Statements

	YEAR ENDED
(000’s omitted, except per share data)	Sept. 28, 2008	Sept. 30, 2007	Oct. 1, 2006
Net sales	$398,018	$309,451	$255,633
Cost of goods sold	187,330	140,664	116,399

Gross profit	210,688	168,787	139,234
Expenses:
Selling and marketing	111,835	91,855	78,366
General and administrative	30,681	26,203	22,417
Research and development	32,398	28,686	23,394

Total expenses	174,914	146,744	124,177

Income from operations	35,774	22,043	15,057
Investment and other (expense) income	(258)	3,591	2,082

Income before income taxes	35,516	25,634	17,139
Provision for income taxes	12,075	8,972	5,999

Net income	$23,441	$16,662	$11,140

Basic earnings per common share	$1.12	$0.82	$0.58

Weighted average common shares outstanding	20,862	20,208	19,286

Diluted earnings per common and common equivalent share	$1.10	$0.81	$0.57

Weighted average common and common equivalent shares outstanding	21,304	20,678	19,442

See accompanying notes, which are an integral part of the consolidated financial statements.

ZOLL Medical Corporation

Consolidated Statements of Stockholders’ Equity and Comprehensive Income

(000’s omitted)	Common Shares	Amount	Capital in Excess of Par Value	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
Balance at October 2, 2005	9,599	$192	$115,515	$(3,104)	$68,825	$181,428

Stock issuance for prior year acquisition	24		1,344			1,344
Exercise of stock options	61	1	1,405			1,406
Stock-based compensation			715			715
Excess tax benefit realized upon exercise of stock options			283			283
Comprehensive income:
Net income					11,140	11,140
Unrealized gain on available-for-sale securities				90		90
Cumulative foreign currency translation adjustment				(760)		(760)

Total comprehensive income						10,470

Balance at October 1, 2006	9,684	193	119,262	(3,774)	79,965	195,646

Two-for-one stock split	9,953
Stock issuance for prior year acquisition	72	1	5,631			5,632
Exercise of stock options	720	10	14,439			14,449
Issuance of restricted stock	10
Stock-based compensation			1,661			1,661
Cancellation of restricted stock	(1)		(21)			(21)
Excess tax benefit realized upon exercise of stock options			4,499			4,499
Comprehensive income:
Net income					16,662	16,662
Unrealized loss on available-for-sale securities				(17)		(17)
Cumulative foreign currency translation adjustment				(2,725)		(2,725)

Total comprehensive income						13,920

Balance at September 30, 2007	20,438	204	145,471	(6,516)	96,627	235,786

Stock issuance for prior year acquisition	221	3	101			104
Exercise of stock options	349	3	5,460			5,463
Issuance of restricted stock	12
Stock-based compensation			2,701			2,701
Cancellation of restricted stock	(2)		(59)			(59)
Excess tax benefit realized upon exercise of stock options			1,873			1,873
Cumulative effect of adoption of FIN 48					(374)	(374)
Comprehensive income:
Net income					23,441	23,441
Unrealized loss on available-for-sale securities				(267)		(267)
Cumulative foreign currency translation adjustment				(810)		(810)

Total comprehensive income						22,364

Balance at September 28, 2008	21,018	$210	$155,547	$(7,593)	$119,694	$267,858

See accompanying notes, which are an integral part of the consolidated financial statements.

ZOLL Medical Corporation

Consolidated Statements of Cash Flows

	YEAR ENDED
(000’s omitted)	Sept. 28, 2008	Sept. 30, 2007	Oct. 1, 2006
Operating Activities:
Net income	$23,441	$16,662	$11,140
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,857	13,923	12,286
Stock-based compensation expense	2,701	1,661	715
Net realized gain (loss) on sale of marketable securities	(53)	(21)	90
Provision for warranty expense	1,465	1,178	1,347
Deferred income taxes	3,362	(142)	2,153
Changes in current assets and liabilities, net of effect of acquisitions:
Accounts receivable	(6,537)	(17,368)	(10,164)
Inventories	(4,133)	(25,561)	453
Prepaid expenses and other current assets	223	(2,785)	(1,054)
Accounts payable and accrued expenses	(1,948)	18,120	11,501

Net cash provided by operating activities	35,378	5,667	28,467
Investing Activities:
Additions to property and equipment	(14,969)	(14,548)	(10,521)
Purchases of marketable securities	(68,215)	(27,754)	(36,561)
Proceeds from sales and maturities of marketable securities	53,272	28,535	30,566
Equity investments in private companies	—	—	(60)
Payments for acquisitions, net of cash acquired	—	(12,790)	(5,055)
Milestone payment related to prior year acquisitions	(6,816)	(1,709)	(1,327)
Amounts advanced to Lifecor under a line of credit	—	—	(645)
Other assets, net	(5,860)	(2,887)	(361)

Net cash used in investing activities	(42,588)	(31,153)	(23,964)
Financing Activities:
Exercise of stock options	5,463	14,449	1,406
Excess tax benefit from the exercise of stock options	1,873	4,499	283

Net cash provided by financing activities	7,336	18,948	1,689
Effect of exchange rates on cash and cash equivalents	(1,082)	1,338	369

Net increase/(decrease) in cash and cash equivalents	(956)	(5,200)	6,561
Cash and cash equivalents at beginning of year	37,631	42,831	36,270

Cash and cash equivalents at end of year	$36,675	$37,631	$42,831

Supplemental disclosures of cash flow information:
Cash paid during the year:
Income taxes	$9,212	$6,218	$2,576
Non-cash activity during the year:
Common stock issued at fair value for acquisition of Revivant	$104	$5,632	$1,344
Earnout accrual for acquisition of Revivant	$—	$3,635	$1,187
Conversion of investment for Lifecor asset acquisition	$—	$—	$4,798
Earnout accrual for Lifecor asset acquisition	$4,765	$3,170	$2,587

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

Reclassification: Certain amounts in prior year financial statements have been reclassified to conform to the current year presentation with no impact on net income or earnings per share.

Fiscal Year: The Company’s fiscal year ends on the Sunday closest to September 30. The years ended September 28, 2008, September 30, 2007 and October 1, 2006 all included 52 weeks.

Use of Estimates: The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents: The Company considers all highly liquid instruments with an original maturity of three months or less to be cash equivalents. Substantially all cash and cash equivalents are invested in a money market investment account. These amounts are stated at cost, which approximates market value.

Marketable Securities: The Company accounts for marketable securities in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” (“SFAS 115”) SFAS 115 establishes the accounting and reporting requirements for all debt securities and for investments in equity securities that have readily determinable fair values. All marketable securities must be classified as one of the following: held-to-maturity, available-for-sale, or trading. The Company classifies its marketable securities as available-for-sale and, as such, carries the investments at fair value, with unrealized holding gains and losses reported in stockholders’ equity as a separate component of accumulated other comprehensive income (loss). The cost of securities sold is determined based on the specific identification method. Realized gains and losses, and declines in value judged to be other than temporary, are included in investment income.

Concentration of Risk: The Company sells its products primarily to hospitals, emergency care providers, the U.S. military and university teaching hospitals. Collateral is generally not required. With the introduction of the AED Plus product, the Company has established distribution agreements with approximately 400 distributors to distribute this product to non-professional users, including in no particular order, schools, corporations, health clubs, and other public and non-public entities. The Company performs periodic credit evaluations of its customers’ financial condition. Total sales to various branches of the U.S. military were approximately $18 million in 2008, $12 million in 2007, and $20 million in 2006. No single customer accounted for more than 10% of the Company’s total net sales or accounts receivable in any of the periods presented.

ZOLL Medical Corporation

Notes to Consolidated Financial Statements—(Continued)

In addition, the Company sells its products to the international market to both end users and distributors. Although the Company does not foresee a material credit risk associated with international receivables to either end users or distributors, repayment is dependent upon the financial stability of the customers to which it sells. In order to mitigate the risk of loss in geographical areas with historical credit risks, in some cases the Company requires letters of credit from its foreign customers. Foreign sales accounted for 29%, 28% and 27% of the Company’s net sales in 2008, 2007 and 2006, respectively. The percent of foreign sales to distributors was approximately 41% in 2008, 37% in 2007 and 38% in 2006. No single distributor or end-user customer accounts for a significant portion of the Company’s international sales or accounts receivable. No individual foreign country represented a significant portion of the Company’s sales or accounts receivable.

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

Financial Instruments: Management estimates the fair value of the Company’s financial instruments, which include cash and cash equivalents, marketable securities, accounts receivable, notes receivable and accounts payable based on assumptions concerning the amount and timing of estimated future cash flows and assumed discount rates reflecting varying degrees of perceived risk. The carrying value of these financial instruments approximated their fair value at September 28, 2008 and September 30, 2007, respectively, due to the short-term nature of these instruments.

The Company may utilize foreign currency forward contracts to reduce its exposure to foreign currency risk due to fluctuations in exchange rates underlying the value of intercompany accounts receivable denominated in foreign currencies and forecasted foreign currency denominated sales to subsidiaries. The Company accounts for all derivative financial instruments (foreign currency forward contracts) in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. Changes in the fair value of derivative instruments are recorded in earnings unless hedge accounting criteria are met. For derivative instruments designated as fair value hedges, the changes in fair value of both the derivative instrument and the hedged item are recorded in earnings. For derivative instruments designed as cash flow and net investment hedges, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income (“OCI”), and the ineffective portions are recognized in earnings. To date, the ineffective portions of changes in the fair value of derivatives have not been material.

Inventories: Inventories, principally purchased parts, are valued at the lower of first-in, first-out (“FIFO”) cost or market. Market is determined by the replacement value for raw materials and net realizable value, after allowance for estimated costs of completion and disposal, for work-in-process and finished goods. At September 28, 2008 and September 30, 2007, our inventory was recorded at net realizable value requiring adjustments of $5.8 million, or 8.7% of our $66.8 million gross inventories in fiscal 2008, and $7.4 million, or 11.3% of our $65.3 million gross inventories in fiscal 2007.

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

Property and Equipment: Property and equipment are stated at cost. In general, depreciation is computed on a straight-line basis over the estimated economic useful lives of the assets (40 years for buildings, three to ten years for machinery and equipment and five years for tooling, furniture, fixtures, and software). Leasehold improvements are amortized over the shorter of the useful life or the life of the related lease. Depreciation and amortization expense totaled $12,873,000, $10,633,000 and $9,996,000 in fiscal 2008, 2007, and 2006, respectively. Repair and maintenance costs are expensed as incurred.

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

Investments: Investments in those entities where the Company owns less than twenty percent of the voting stock of the individual entity and does not exercise significant influence over operating and financial policies of the entity are accounted for using the cost method. Investments in those entities where the Company owns twenty percent or more but not in excess of fifty percent of the voting stock of the individual entity or less than twenty percent and exercises significant influence over operating and financial policies of the entity are accounted for using the equity method. As of September 28, 2008 and September 30, 2007, the Company’s investments were in companies that are not publicly traded and, therefore, no established market for their securities exists. The Company has a policy in place to review its investments on a regular basis to evaluate the carrying value of the investments in these companies. The fair value of a cost method investment is not estimated if there are no identified events or changes in circumstance that may have a significant adverse affect on the fair value of the investment. If the Company believes that the carrying value of an investment is in excess of estimated fair value, it is the Company’s policy to record an impairment charge to adjust the carrying value to estimated fair value, if the impairment is deemed other-than-temporary.

As of September 28, 2008 and September 30, 2007, the Company had investments in privately held companies of $1.3 million.

Notes Receivable, Long-term: The Company has notes receivable with outstanding balances aggregating $3.6 million and $2.0 million at September 28, 2008 and September 30, 2007, respectively, from customers to whom extended payment terms have been granted. The notes range in length from 15 months to 5 years and earn interest at a fixed rate. The range of interest rates on the notes is 6.0% to 8.0%. Included in accounts receivable, current are the current portions of the notes receivable due within one year totaling $4.3 million and $919,000 at September 28, 2008 and September 30, 2007, respectively.

ZOLL Medical Corporation

Notes to Consolidated Financial Statements—(Continued)

Income Taxes: The Company uses the asset and liability method of accounting for deferred income taxes. The provision for income taxes includes income taxes currently payable and those deferred as a result of temporary differences between the financial statement and tax bases of assets and liabilities. A valuation allowance is provided to reduce deferred tax assets to the amount of future tax benefit when it is more likely than not that some portion of the deferred tax assets will not be realized. Projected future taxable income and ongoing tax planning strategies are considered and evaluated when assessing the need for a valuation allowance. Any increase or decrease in a valuation allowance could have a material adverse or beneficial impact on the Company’s income tax provision and net income in the period in which the determination is made.

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), on October 1, 2007. FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109, “Accounting for Income Taxes.” The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained upon audit, including resolutions of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement. The Company reevaluates these uncertain tax positions on a quarterly basis. This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit and new audit activity. Any change in these factors could result in the recognition of a tax benefit or an additional charge to the tax provision. FIN 48 also provides guidance on classification, interest and penalties, accounting in interim periods, disclosure and transition.

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

Our sales to customers often include a cardiac resuscitation device, disposable electrodes and other accessories. For the vast majority of our shipments, all deliverables are shipped together. In cases where some elements of a multiple element arrangement are not delivered as of a reporting date, we defer the fair value of the undelivered elements and only recognize the revenue related to the delivered elements in accordance with Emerging Issues Task Force (EITF) 00-21, “Revenue Arrangements with Multiple Deliverables.” Revenues are recorded net of estimated returns. Some sales to customers of our cardiac resuscitation devices may include some data collection software. The cardiac resuscitation device and software product can operate independently of each other and one does not affect the functionality of the other. In cases where both elements are included in a customer’s order but only one has been delivered by the reporting date, we defer the fair value of the undelivered element and recognize the revenue related to the delivered item in accordance with EITF 03-05, “Applicability of AICPA Statement of Position 97-2, Software Revenue Recognition to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software” and EITF 00-21.

ZOLL Medical Corporation

Notes to Consolidated Financial Statements—(Continued)

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

We do not typically ship any of our software products to distributors or resellers. Our software products are sold by our sales force directly to the end user. We may sell software to system integrators who provide complete solutions to end users on a contract basis. In each of the years in the three-year period ended September 28, 2008, software revenue did not exceed 10% of our total revenues.

In fiscal 2007, the Company was awarded a contract of approximately $11.6 million with a contractor hired by the State of California to supply defibrillators and accessories. The contract also includes preventative maintenance and storage services for certain defibrillators and accessories over a five-year period. Based on the award, the Company shipped the defibrillators and accessories (“equipment”) in three installments over the course of four months beginning in the fourth quarter of fiscal 2007 and ending in the first quarter of fiscal 2008. At the request of the State, the equipment was shipped to three warehouse locations within California in order to provide for rapid deployment in the case of an emergency. Two of the warehouses are facilities leased by the Company. Due to the life support function of the equipment and the requirement that they be deployed at a moment’s notice to sustain life in the event of an emergency, it is important that they are stored in an appropriate condition and location. As a result, the State requested that we make arrangements to store and maintain certain of the equipment to ensure it performs its life support function when deployed. Individuals with the requisite background, skills and credentials store and maintain the products. The preventative maintenance services include preventative maintenance on the defibrillator units as well as battery and electrode replacement upon expiration of their shelf life within the five year period of the contract.

Although the Company delivered the first two installments of the equipment during the fourth quarter of the fiscal year ended September 30, 2007, no revenue was recognized since objective and reliable evidence of fair value did not exist for all undelivered elements. The Company recognized revenue related to the delivered equipment in the first quarter of fiscal 2008 as it determined that objective and reliable evidence of fair value exists for all remaining undelivered elements, including maintenance, storage, insurance and accessories. The Company recognized approximately $8 million of revenue during the first quarter of fiscal 2008. The remaining amount of consideration is being recognized over a five-year period as the undelivered elements are delivered, of

ZOLL Medical Corporation

Notes to Consolidated Financial Statements—(Continued)

which approximately $500,000 was recognized during the remainder of fiscal 2008. As of September 28, 2008, the Company had approximately $3.2 million in deferred revenue related to this contract.

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

This government contract is for a one-year term, and the U.S. government has four one-year extension options that require the payment of additional fees to us if exercised (the contract is currently in its fourth and final extension). These fees are for the storage, inventory rotation and facilities charge and are recognized ratably over the contract period. The U.S. government has two options to acquire defibrillators under this contract. They may buy on a replenishment basis, which means we will record a sale under our normal U.S. government price list and maintain our “state of readiness”, or they may buy on a non-replenishment basis, which will still allow us to obtain normal margins but will reduce our future obligations under this arrangement.

For those markets for which we sell separately priced extended warranties, revenue is deferred and recognized over the applicable warranty period, based upon the fair value of the contract.

Advertising Costs: Advertising costs are expensed as incurred and totaled $2,679,000, $2,495,000, and $2,082,000 in 2008, 2007, and 2006, respectively.

Shipping & Handling Costs: Shipping and handling costs are recorded in Costs of Goods Sold and totaled $8,440,000, $6,599,000, and $4,883,000 in 2008, 2007, and 2006, respectively.

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

Product warranty activity for fiscal 2008, 2007, and 2006 is as follows:

(000’s omitted)	Beginning Balance	Accruals for Warranties Issued During the Period	Decrease to Preexisting Warranties	Ending Balance
September 28, 2008	$3,328	$1,465	$1,060	$3,733
September 30, 2007	$3,614	$1,178	$1,464	$3,328
October 1, 2006	$3,263	$1,347	$996	$3,614

ZOLL Medical Corporation

Notes to Consolidated Financial Statements—(Continued)

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

Foreign Currency: The functional currency for each of the Company’s subsidiaries is each country’s local currency. All assets and liabilities are translated into U.S. dollar equivalents at the exchange rate in effect on the balance sheet date. Revenues and expenses are translated at the average exchange rates for the year. Translation gains or losses are recorded in stockholders’ equity as an element of accumulated other comprehensive income. The Company also incurs transactional gains and losses resulting from transactions denominated in foreign currencies and the translation of intercompany balances. Such items are recorded as other (expense) income in the consolidated income statement and totaled approximately ($2,078,000), $785,000, and $9,000 in 2008, 2007, and 2006, respectively.

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

ZOLL Medical Corporation

Notes to Consolidated Financial Statements—(Continued)

Stock-based compensation charges during the twelve months ended September 28, 2008, September 30, 2007 and October 1, 2006 totaled approximately $2.7 million, $1.7 million and $715,000, respectively. The effect of recording stock-based compensation by line item for the fiscal years ended September 28, 2008, September 30, 2007 and October 1, 2006 was as follows:

(000’s omitted)	2008	2007	2006
Cost of goods sold	$243	$123	$55
Selling and marketing expense	682	482	208
General and administrative expense	1,343	801	347
Research and development expense	433	255	105

Total stock-based compensation	$2,701	$1,661	$715

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2008, 2007 and 2006:

	2008	2007	2006
Dividend yield	0%	0%	0%
Expected volatility	46.4%	46.8%	47.7%
Risk-free interest rate	3.15%	4.70%	4.52%
Expected lives (years)	5.99	6.25	6.25
Weighted-average fair value of options granted during the year	$11.83	$11.11	$6.20

Historical Company information was the primary basis for the expected volatility assumption. Fiscal year 2005 grants were calculated using historical volatility data over the options expected life (five years). The Company believes that the historical volatility over the life of the option (ten years) is more indicative of the options expected volatility in the future. Therefore, beginning in fiscal 2006, the Company’s expected volatility is based upon historical volatility over a ten year period. Prior to December 31, 2007, the Company was unable to use historical information to estimate the expected lives and therefore used the “simplified” method as prescribed by the SEC’s Staff Accounting Bulletin No. 107. The Company now believes that it has sufficient internal historical data to refine the expected term assumption. As such, expected life now is calculated based on the contractual term of each grant and takes into account the historical exercise and termination behavior of participants. Forfeiture rates used for executives and non-executives, based on historical information, ranged from 5% to 25%.

Earnings per Share: The shares used for calculating basic earnings per common share were the weighted average shares of common stock outstanding during the period and the shares used for calculating diluted earnings per common share were the weighted average shares of common stock outstanding during the period plus the dilutive effect of stock options.

(000’s omitted)	2008	2007	2006
Average shares outstanding for basic earnings per share	20,862	20,208	19,286
Dilutive effect of stock options and restricted stock grants	442	470	156

Average shares outstanding for diluted earnings per share	21,304	20,678	19,442

Average shares outstanding for diluted earnings per share does not include options to purchase 388,050, 174,277 and 2,168,846 shares of common stock for the fiscal years 2008, 2007, and 2006, respectively, as their effect would have been antidilutive.

ZOLL Medical Corporation

Notes to Consolidated Financial Statements—(Continued)

Comprehensive Income: The Company computes comprehensive income (loss) in accordance with SFAS No. 130, (“SFAS 130”) “Reporting Comprehensive Income.” SFAS 130 establishes standards for the reporting and display of comprehensive income (loss) and its components in financial statements. Other comprehensive income (loss), as defined, includes all changes in equity during a period from non-owner sources, such as unrealized gains and losses on available-for-sale securities and foreign currency translation. Total comprehensive loss as of fiscal year-end 2008 and 2007 was as follows:

(000’s omitted)	2008	2007
Unrealized gain/(loss) on available-for-sales securities	$(277)	$(10)
Cumulative foreign currency translation	(7,316)	(6,506)

Accumulated other comprehensive loss	$(7,593)	$(6,516)

Recent Accounting Pronouncements:

In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets.” (“FSP No. 142-3”) FSP No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). The objective of FSP No. 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(revised 2007), “Business Combinations,” (“SFAS No. 141(R)”), and other U.S. GAAP. FSP No. 142-3 applies to all intangible assets, whether acquired in a business combination or otherwise, and shall be effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years and should be applied prospectively to intangible assets acquired after the effective date. Early adoption is prohibited. The Company is in the process of evaluating FSP No. 142-3 and does not expect it to have a significant impact on its consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133.” (“SFAS 161”) SFAS 161 requires entities that utilize derivative instruments to provide qualitative disclosures about their objectives and strategies for using such instruments, as well as any details of credit-risk-related contingent features contained within derivatives. SFAS 161 also requires entities to disclose additional information about the amounts and location of derivatives within the financial statements, how the provisions of SFAS 133 have been applied, and the impact that hedges have on an entity’s financial position, financial performance and cash flows. SFAS 161 will be effective for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company believes that this new pronouncement will have an immaterial impact on the Company’s financial statements in future periods.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51.” (“SFAS 160”) SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The guidance will become effective as of the beginning of the Company’s fiscal year beginning after December 15, 2008. The Company believes that this new pronouncement will have an immaterial impact on the Company’s financial statements in future periods as they relate to transactions executed prior to adoption. With respect to potential transactions that may be executed subsequent to adoption, the accounting consequences could be materially different than under the current accounting rules.

In December 2007, the FASB issued SFAS No. 141 (R), “Business Combinations.” (“SFAS 141R”) SFAS 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its

ZOLL Medical Corporation

Notes to Consolidated Financial Statements—(Continued)

financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. SFAS 141R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance will become effective as of the beginning of the Company’s fiscal year beginning after December 15, 2008. SFAS 141R will be adopted on a prospective basis for new acquisitions subsequent to the effective date. The Company is currently evaluating the impact that this new pronouncement may have on the Company’s financial statements in future periods.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of SFAS 115.” (“SFAS 159”) SFAS 159 provides entities with the option to measure financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective with fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact that the implementation of SFAS 159 may have on the Company’s consolidated results and financial position.

In September 2006, the FASB issued SFAS 157. SFAS 157 defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS 157 does not require any new fair value measurements. However, for some companies, the application of SFAS 157 will change current practice. Position 157-2, “Effective Date of FASB Statement No. 157,” defers the effective date of SFAS 157 for one year for all nonfinancial assets and nonfinancial liabilities, except for those items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Therefore, the Company is required to adopt SFAS 157 on the first day of fiscal 2009 for financial assets and liabilities and nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Company is required to adopt SFAS 157 on the first day of fiscal 2010 for all other nonfinancial assets and nonfinancial liabilities. The Company is currently evaluating the impact that the implementation of SFAS 157 may have on the Company’s consolidated results and financial position.

Note B-Marketable Securities

Investments in marketable securities are classified as available-for-sale at September 28, 2008 and September 30, 2007. Available-for-sale securities consist of mainly corporate obligations of $32.6 million and $19.8 million as of September 28, 2008 and September 30, 2007, respectively.

The securities are carried at fair value, with unrealized gains and losses reported in stockholders’ equity as a separate component of accumulated other comprehensive income (loss). At September 28, 2008 and September 30, 2007, the investment portfolio had gross unrealized losses of $267,000 and $10,000, respectively. Net gains/(losses) reclassified from accumulated other comprehensive income to earnings were not material in 2008, 2007 and 2006. The Company realized gains of less than $5,000 and losses of $58,000 on sales of available-for-sale securities in 2008, gains of less than $1,000 and losses of $6,000 in 2007, and gains of $13,000 and losses of $5,000 in 2006. The market value of investments maturing in the next year is $17.3 million, $2.8 million matures within two to five years, $511,000 matures within 6 to 10 years, $5.5 million matures within 11 to 20 years, and $6.5 million has maturities greater than 20 years.

During fiscal 2008, the Company reclassified approximately $2 million of its marketable securities from current assets to non-current assets due to the recent illiquidity in the auction-rate securities market. The underlying assets of these investments are student loans which are backed by the federal government. During

ZOLL Medical Corporation

Notes to Consolidated Financial Statements—(Continued)

fiscal 2008, auctions failed for the auction rate securities. As a result, the Company’s ability to liquidate and fully recover the carrying value of the auction rate securities in the near term may be limited. An auction failure means that the parties wishing to sell the securities could not do so. The Company’s auction rate securities are currently rated AAA. The Company recorded a $100,000 impairment charge on these securities based on valuation models. Subsequently, the Company entered into a Rights Agreement with UBS Financial Services, Inc. (UBS) through whom these securities were acquired. The Rights Agreement entitles the Company to sell these securities to UBS at any time between June 30, 2010 and July 2, 2012 for par value. The Company will continue to receive interest payments based on the default provisions in the instruments until the securities are sold on the market or sold to UBS during the period established by the Rights Agreement. The Company believes these securities are not materially impaired, primarily due to the government guarantee of the underlying securities and also because of the UBS guaranty.

At September 28, 2008 the Company also held approximately $600,000 of marketable securities in mortgage-backed securities. During fiscal 2008, the Company recorded a $100,000 impairment charge on these securities based on valuation models. These mortgage-backed securities are collateralized by prime home equity lines of credit and carry a 100% principal and interest guarantee. The Company believes that it will be able to liquidate its investments without significant losses within the next year, or to hold these securities for a longer period of time, if necessary, until market conditions improve.

Note C-Investments

In January 2003, the Company invested $1.3 million in the common stock of Advanced Circulatory Systems, Inc. (formerly ResQSystems, Inc.), a development stage medical device corporation. The Company’s investment in Advanced Circulatory Systems, Inc. (“ACSI”) represented approximately 6% of ACSI’s outstanding common stock as of September 28, 2008.

The Company accounts for its investment at cost.

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

Assets of Radiant Medical, Inc.

On September 18, 2007, the Company acquired certain assets from Radiant Medical, Inc. (“Radiant”), a private medical technology company developing endovascular temperature therapy products. At the time of the purchase, Radiant was ceasing operations, and, in the opinion of the Company, Radiant had one of the best technologies in the emerging therapeutic hypothermia market and an extensive intellectual property portfolio. The Company believes that the acquisition presents an opportunity to broaden the Company’s resuscitation strategy into the area of induced hypothermia, which is emerging as a standard treatment for resuscitated patients. The Company paid approximately $5.8 million in cash for the assets, which primarily consist of patented technology (with an estimated 15 year weighted-average useful life). The assets acquired in this acquisition are being utilized at the Company’s Sunnyvale, California subsidiary, ZOLL Circulation, Inc.

ZOLL Medical Corporation

Notes to Consolidated Financial Statements—(Continued)

Strategic Alliance with Welch Allyn

The Company recently announced a strategic alliance with Welch Allyn involving research and development, manufacturing, sales, service, and distribution related to Welch Allyn’s defibrillator and monitoring products. The Company anticipates that the elements of the strategic alliance will be implemented over the next several months upon completion of certain milestones. Total consideration for all elements could approximate $6 million.

Contingent Consideration for Prior Period Acquisitions

The terms of the March 2004 acquisition of the assets of Infusion Dynamics, Inc. (“Infusion Dynamics”) and the April 2006 acquisition of the assets of Lifecor, Inc. (“Lifecor”), provide for possible annual earn-out payments based upon revenue growth over a multi-year period. Such payments may be due with respect to Infusion Dynamics and Lifecor through fiscal 2011. Because the prospective earn-out payments for Infusion Dynamics and Lifecor will be based upon revenue growth over several years, a reasonable estimate of the future payment obligations could not be determined. The annual earn-out payments will be recorded as an additional cost of the purchase and recorded as goodwill if the revenue growth specified in the respective acquisition agreements is achieved and becomes payable.

For fiscal 2008, approximately $19,000 has been accrued for payment to the former shareholders of Infusion Dynamics. Annual earn-out payments to former shareholders of Infusion Dynamics, in the form of cash, for fiscal 2007 and 2006 were approximately $11,000 and $445,000, respectively. For fiscal 2008, $4.8 million has been accrued for payment to the former shareholders of Lifecor. The annual earn-out payments, in the form of cash, to the former shareholders of Lifecor for fiscal 2007 and 2006 were approximately $3.2 million and $77,000, respectively. The annual earn-out payments are accrued during the respective fiscal year in which they are earned and are paid in the respective subsequent fiscal year.

For fiscal 2007, which was the final earn-out period in connection with the acquisition of Revivant Corporation (“Revivant”), the Company accrued in fiscal 2007 and paid in the first quarter of 2008 approximately $9.4 million to the former shareholders of Revivant. Of this amount, approximately $3.6 million was in the form of cash and the remainder was in the form of 220,864 shares of the Company’s common stock. The annual earn-out payments for fiscal year 2006 was approximately $2.4 million to the former shareholders of Revivant. Of this amount approximately $1.2 million was paid in cash to the former shareholders of Revivant, and the remainder of the earn-out for fiscal 2006 was in the form of 72,128 shares of the Company’s common stock. The annual earn-out payments were accrued during the respective fiscal year in which they were earned and paid in the respective subsequent fiscal year.

Note E-Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of:

(000’s omitted)	Sept. 28, 2008	Sept. 30, 2007
Deferred income taxes (Note I)	$9,087	$8,323
Other	3,226	3,486

Total prepaid expenses and other current assets	$12,313	$11,809

Note F-Goodwill, Intangibles and Other Assets

The carrying value of goodwill was approximately $42 million and $37 million at September 28, 2008 and September 30, 2007, respectively. The $5 million increase in goodwill from fiscal 2007 to fiscal 2008 is a result of the earnout payments related to prior years’ acquisitions.

ZOLL Medical Corporation

Notes to Consolidated Financial Statements—(Continued)

Intangibles and other assets consist of:

	Weighted Average Life	Sept. 28, 2008		Sept. 30, 2007
(000’s omitted)		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Prepaid license fees	17 years	$11,426	$3,072	$10,709	$2,516
Patents and developed technology	12 years	28,855	7,904	28,032	5,441
Customer-related intangible	10 years	4,750	1,137	4,600	633
Intangible asset not subject to amortization		890	—	890	—
Other assets	—	4,767	2,349	2,631	1,888

		$50,688	$14,462	$46,862	$10,478

Total amortization expense for the fiscal 2008, 2007 and 2006 was approximately $3,984,000, $3,290,000, and $2,290,000 respectively.

The following table provides estimated amortization expense for each of the five succeeding fiscal years and thereafter based upon the Company’s intangible asset portfolio at September 28, 2008.

Fiscal Year	Estimated Amortization Expense (000’s omitted)
2009	$4,217
2010	4,192
2011	4,096
2012	4,045
2013	3,286
Thereafter	15,382

$35,218

Note G-Accrued Expenses, Other Liabilities, and Other Long-Term Liabilities

Accrued expenses and other liabilities consist of:

(000’s omitted)	Sept. 28, 2008	Sept. 30, 2007
Accrued salaries and wages and related expenses	$16,240	$12,499
Accrued warranty expense	3,733	3,328
Deferred lease incentives	1,365	2,019
Accrued corporate income taxes	1,152	936
Accrued earn out payments	4,784	6,833
Other accrued expenses	4,657	7,039

Total accrued expenses and other liabilities	$31,931	$32,654

ZOLL Medical Corporation

Notes to Consolidated Financial Statements—(Continued)

Other long-term liabilities consist of:

(000’s omitted)	Sept. 28, 2008	Sept. 30, 2007
Deferred tax liabilities	$809	$—
Unrecognized tax benefits	2,112	—

Total other long-term liabilities	$2,921	$—

Note H-Line of Credit

The Company maintains an unsecured working capital line of credit with its bank with borrowing capacity, on a demand basis, up to $12 million. This line of credit bears interest at the bank’s rate of LIBOR plus 2% for short-term borrowings (2 – 3 months). For longer term loans, the line of credit bears interest at the rate of LIBOR plus 4% – 6%. The full amount of the line was available to the Company at September 28, 2008. There are no covenants related to this line of credit.

Note I-Income Taxes

The provision for income taxes consists of the following:

(000’s omitted)	2008	2007	2006
Federal:
Current	$5,535	$6,279	$1,419
Deferred	4,224	(83)	2,251

	9,759	6,196	3,670
State:
Current	1,410	1,427	820
Deferred	87	(59)	(193)

	1,497	1,368	627
Foreign:
Current	1,768	1,408	1,607
Deferred	(949)	—	95

	819	1,408	1,702

Total:
Current	8,713	9,114	3,846
Deferred	3,362	(142)	2,153

	$12,075	$8,972	$5,999

The following table allocates income before income taxes between domestic and foreign jurisdictions:

(000’s omitted)	2008	2007	2006
Domestic	$29,913	$21,569	$12,847
Foreign	5,603	4,065	4,292

	$35,516	$25,634	$17,139

ZOLL Medical Corporation

Notes to Consolidated Financial Statements—(Continued)

The income tax provision differed from the statutory federal income tax provision as follows:

(000’s omitted)	2008	2007	2006
Income taxes at statutory rate	$12,431	$8,972	$5,999
Tax credits, federal and state	(255)	(640)	(90)
Extraterritorial income exclusion	—	(124)	(407)
Production deduction	(398)	(216)	—
State income taxes, net of federal benefit	985	697	445
Foreign income taxes at different rates	(193)	(343)	(77)
Other	(495)	626	129

	$12,075	$8,972	$5,999

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

(000’s omitted)	Sept. 28, 2008	Sept. 30, 2007
Deferred tax assets:
Acquired NOL—Revivant Corp.	$4,840	$7,223
Accounts receivable and inventory	3,652	4,577
Product warranty accruals and deferred revenues	3,991	3,740
Research and development benefits	—	584
Acquired research and development credits	893	893
Stock-based compensation	1,027	132
Capitalized start-up costs	—	167
Other assets	2,934	1,834

Total deferred tax assets	17,337	19,150
Deferred tax liabilities:
Accelerated tax depreciation	1,845	943
Intangible assets	2,722	3,453
Unrepatriated foreign earnings	(206)	743

Total deferred tax liabilities	4,361	5,139

Net deferred tax asset before valuation allowance	12,976	14,011
Valuation allowance	(4,698)	(4,698)

Net deferred tax asset	$8,278	$9,313

As a result of the acquisition of Revivant, the Company, at the date of acquisition, obtained net operating loss carryovers of approximately $43.8 million, which will expire in its fiscal years ending 2012 through 2024. The utilization of these losses is subject to the Internal Revenue Code Section 382 limitations, and the Company has established a valuation allowance against goodwill to reduce the deferred tax asset to the amount that is more likely than not to be recognized. In 2008, the Company used $6.6 million of NOLs to reduce taxes payable. The Company also obtained approximately $900,000 of research tax credit carryovers against which a full valuation allowance has been established against goodwill. These credits will expire at the end of fiscal years 2012 through 2024. The Company also acquired technology, valued at $9.0 million on its books, which has no income tax basis, resulting in $3.0 million of net deferred tax liabilities.

ZOLL Medical Corporation

Notes to Consolidated Financial Statements—(Continued)

Upon adoption of SFAS 141R, the reduction of a valuation allowance that pertains to the acquired companies is generally recorded to reduce the Company’s income tax expense. The Company is not subject to the provisions of SFAS 141R until the period beginning September 28, 2009.

The Company does not provide income taxes on the undistributed earnings of non-U.S. subsidiaries as such earnings are considered to be indefinitely invested outside the United States. Non-U.S. income taxes are, however, provided on these foreign subsidiaries’ undistributed earnings. In fiscal 2007, the Company provided $1,050,000 on a portion of unremitted earnings of foreign subsidiaries that were deemed not permanently reinvested. At September 28, 2008 and September 30, 2007, approximately $19.7 million and $10.0 million, respectively, of pretax undistributed earnings of non-U.S. subsidiaries were indefinitely invested outside the U.S.

Effective October 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.” (FIN 48) As a result of the implementation of FIN 48, the Company recognized an increase of approximately $374,000 as a liability for unrecognized tax benefits. All of this increase was reflected as a reduction to the October 1, 2007 balance of retained earnings.

At the adoption date of October 1, 2007 and at September 28, 2008, the Company had $1.3 million and $3.3 million of gross unrecognized tax benefits, respectively, which, if recognized, could impact goodwill and/or the effective tax rate. Additionally, during the year ended September 28, 2008, $1.8 million of deferred tax liabilities were reclassified and included in the FIN 48 accrued balance.

The reconciliation of the total amounts of unrecognized tax benefits at October 1, 2007 and September 28, 2008 is as follows:

(000’s omitted)	Sept. 28, 2008
Balance at October 1, 2007.	$1,312
Reclass amount from deferred taxes	1,840
Additions based on tax positions related to the current year	487
Additions for tax positions of prior years	41
Reductions for positions of prior years	(416)

Balance at September 28, 2008	$3,264

Of the $3.3 million current year balance, $1.2 million is expected to reverse in fiscal 2009. The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense in the consolidated statements of income. As of the date of adoption and September 28, 2008, the Company had $314,000 and $480,000 of accrued interest and penalties, respectively, in income taxes payable.

Note J-Commitments and Contingencies

The Company is, from time to time, involved in the normal course of its business in various legal proceedings, including intellectual property, contract, employment and product liability suits. Although the Company is unable to quantify the exact financial impact of any of these matters, it believes that none of these currently pending matters will have an outcome material to its financial condition or business.

The Company leases certain office and manufacturing space under operating leases. The Company’s office leases are subject to adjustments based on actual floor space occupied. The leases also require payment of real estate taxes and operating costs. In addition to the office leases, the Company leases automobiles for business use by a portion of the sales force.

ZOLL Medical Corporation

Notes to Consolidated Financial Statements—(Continued)

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

Listed below are the future minimum rental payments (excluding common area maintenance and real estate tax charges) required under operating leases with non-cancelable terms in excess of one year at September 28, 2008.

(000’s omitted)
2009	$2,479
2010	1,728
2011	1,254
2012	213
2013	156
Thereafter	—

$5,830

Total rental expense under operating leases was approximately $3,776,000, $3,463,000 and $3,358,000 in 2008, 2007 and 2006, respectively.

The Company also has non-cancelable purchase commitments of approximately $4.8 million as of September 28, 2008. Purchases under these commitments totaled approximately $307,000, $140,000 and $965,000 in 2008, 2007, and 2006, respectively.

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

The Company had one foreign currency forward contract outstanding at September 28, 2008, serving to mitigate the foreign currency risk of a substantial portion of our Euro-denominated intercompany balances, in the notional amount of approximately 7 million Euros. The net settlement amount of this contract at September 28, 2008 is an unrealized gain of approximately $762,000, which is included in earnings within “investment and

ZOLL Medical Corporation

Notes to Consolidated Financial Statements—(Continued)

other income.” Net realized losses from foreign currency forward contracts totaled $980,800, $615,300, and $141,945 during fiscal 2008, 2007 and 2006, respectively, and are included in “investment and other income” in the consolidated income statements.

As of September 28, 2008, the Company had contracts outstanding totaling $3.9 million to serve as a hedge of our forecasted sales to our subsidiaries, all maturing in less than twelve months. Because these derivatives did not qualify for hedge accounting in accordance with SFAS 133, the Company subsequently entered into offsetting derivatives, totaling $3.9 million. All of the contracts have been marked to market with changes in fair value recorded to earnings. As of September 28, 2008, the net settlement amount on these contracts was an unrealized loss of approximately $29,000. The Company believes there is no further exposure under these contracts as they effectively offset each other. Net realized losses from foreign currency forward contracts, serving as a hedge of our forecasted foreign currency denominated sales to subsidiaries, totaled $377,000 and $445,000 during 2008 and 2007, respectively, and are included in “investment and other income” in consolidated statement of income. The Company had no forward exchange contracts outstanding serving as a hedge of our forecasted sales to our subsidiaries during fiscal 2006.

Note L-Stockholders’ Equity

Preferred Stock: On April 22, 2008, the Company’s Board of Directors renewed a Shareholder Rights Plan. In connection with the Shareholder Rights Plan, the Board of Directors declared a dividend distribution of one Preferred Stock purchase right for each outstanding share of Common Stock to stockholders of record as of the close of business on April 24, 2008. Initially, these rights are not exercisable and trade with the shares of ZOLL’s Common Stock. Under the Shareholder Rights Plan, the rights generally become exercisable if a person becomes an “acquiring person” by acquiring 15% or more of the Common Stock of ZOLL, if a person who owns 10% or more of the Common Stock of ZOLL is determined to be an “adverse person” by the Board of Directors, or if a person commences a tender offer that would result in that person owning 15% or more of the Common Stock of ZOLL. Under the Shareholder Rights Plan, a shareholder of ZOLL who beneficially owns 15% or more of the Company’s Common Stock as of April 24, 2008 generally will be deemed an “acquiring person” if such shareholder acquires additional shares of the Company’s Common Stock. In the event that a person becomes an “acquiring person” or is declared an “adverse person” by the Board, each holder of a right (other than the acquiring person or the adverse person) would be entitled to acquire such number of shares of Preferred Stock which are equivalent to ZOLL Common Stock having a value of twice the then-current exercise price of the right. If ZOLL is acquired in a merger or other business combination transaction after any such event, each holder of a right would then be entitled to purchase, at the then-current exercise price, shares of the acquiring company’s common stock having a value twice the exercise price of the right. The Board of Directors is authorized to fix the designations, relative rights, preferences and limitations on the Preferred Stock at the time of issuance. To date, no shares of preferred stock have been issued.

Stock Option Plans: At September 28, 2008, the Company had two active stock-based compensation plans under which stock-based grants may be issued, and two other stock-based compensation plans under which grants are no longer being made. No further grants are being made under the Company’s 1992 Stock Option Plan (“1992 Plan”) or 1996 Non-Employee Directors’ Stock Option Plan (“1996 Plan”), and option grants remain outstanding under both such plans. The Company’s active plans are the Amended and Restated 2001 Stock Incentive Plan (“2001 Plan”) and the Amended and Restated 2006 Non-Employee Director Stock Option Plan (“2006 Plan”).

At the 2006 Annual Meeting, the Company’s Stockholders approved (i) an additional 630,000 shares available for issuance (for a total authorized of 2,520,000 shares) pursuant to nonqualified stock options to be

ZOLL Medical Corporation

Notes to Consolidated Financial Statements—(Continued)

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

The total number of shares authorized for the 2001 Plan and the 2006 Plan was 2,642,500, including 12,500 shares carried over into the 2006 Plan from the 1996 Plan. Of the total number of shares authorized, 632,000 shares remain available for grant at September 28, 2008. Approximately 2,608,000 shares of common stock are reserved for future issuance under the Company’s stock option plans as of September 28, 2008.

Changes in outstanding stock options for the three years ended September 28, 2008, were as follows:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term in Years	Aggregate Intrinsic Value ($000’s)
Outstanding at October 2, 2005	2,525,904	$16.89
Granted	442,000	11.82
Exercised	(122,396)	11.49		$769
Forfeited	(272,306)	16.21

Outstanding at October 1, 2006	2,573,202	15.25	6.00	8,041
Granted	428,600	21.88
Exercised	(989,197)	14.60		12,360
Forfeited	(37,043)	13.99

Outstanding at September 30, 2007	1,975,562	17.06	6.26	17,662
Granted	280,250	24.64
Exercised	(348,980)	15.66		5,293
Forfeited	(5,013)	24.35

Outstanding at September 28, 2008	1,901,819	$18.42	6.03	$29,243

Exercisable at September 28, 2008	1,077,677	$17.09	4.28	$17,993

Vested and expected to vest at September 28, 2008	1,784,836	$18.50	5.98	$27,292

It is the Company’s policy to issue new shares upon the exercise of options.

ZOLL Medical Corporation

Notes to Consolidated Financial Statements—(Continued)

The following table summarizes the activity for unvested restricted stock awards for the three years ended September 28, 2008:

	Number of Shares	Weighted-Average Fair Value
Unvested at October 2, 2005	—	$—
Granted	38,100	13.24
Vested	—	—
Forfeited	—	—

Unvested at October 1, 2006	38,100	13.24
Granted	15,975	28.20
Vested	(9,525)	13.24
Forfeited	(1,975)	16.29

Unvested at September 30, 2007	42,575	18.71
Granted	14,750	25.10
Vested	(12,505)	17.54
Forfeited	(2,320)	18.56

Unvested at September 28, 2008	42,500	$21.23

At September 28, 2008, there was approximately $6.8 million of unrecognized compensation cost related to non-vested awards, which the Company expects to recognize over a weighted-average period of 2.51 years.

Note M-Employee Benefit Plans

Defined contribution retirement plan: ZOLL has a defined contribution retirement plan (the “ZOLL Plan”) which contains a 401(k) program for all employees with three months of service who have attained 21 years of age. Participants in the ZOLL Plan may contribute up to 15% of their eligible compensation. The Company may make discretionary matching contributions to the ZOLL Plan in an amount determined by its Board of Directors. The discretionary employer match is currently set at 50% of the employee contribution up to 7% of eligible compensation, following action by the Board of Directors in fiscal 2008 increase the discretionary employer match from 40%. The Company recorded expense related to Company contributions of approximately $2,106,000, $1,038,000 and $491,000, in 2008, 2007 and 2006, respectively, related to the ZOLL Plan. In 2005, employees of ZOLL Circulation, Inc. became eligible to participate in the ZOLL Plan. In 2006, employees of ZOLL Lifecor, Inc. became eligible to participate in the ZOLL Plan. In fiscal 2008, employees of ZOLL Data Systems, Inc. (ZDS) commenced participation in the ZOLL Plan (see following paragraph.)

401(k) Salary Deferral Plan: Beginning in 1998, ZDS maintained a retirement savings plan (the “ZOLL Data Systems Plan”) pursuant to which eligible employees deferred compensation for income tax purposes under Section 401(k) of the Internal Revenue Code of 1986. Participants in the ZOLL Data Systems Plan contributed up to 15% of their eligible compensation, which contributions were matched by ZDS at 50% of the employee contribution up to 6% of eligible compensation. The Company made discretionary matching contributions to the ZOLL Data Systems Plan in an amount determined by its Board of Directors. ZDS recorded expense related to Company contributions to the ZOLL Data Systems Plan of approximately $118,000 and $114,000 in 2007 and 2006, respectively. The ZOLL Data Systems Plan merged into the ZOLL Plan effective October 1, 2007.

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

Net sales by customer/product categories were as follows:

(000’s omitted)	2008	2007	2006
Hospital Market-North America	$117,106	$85,275	$78,093
Pre-hospital Market-North America	161,667	131,233	101,675
Other-North America	22,633	20,881	19,336
International Market-excluding North America	96,612	72,062	56,529

	$398,018	$309,451	$255,633

The Company reports assets on a consolidated basis to the chief operating decision maker.

Geographic information: Net sales by major geographical area, determined on the basis of destination of the goods, are as follows:

(000’s omitted)	2008	2007	2006
United States	$282,004	$222,018	$187,616
Foreign	116,014	87,433	68,017

	$398,018	$309,451	$255,633

Long-lived assets located outside the United States are not material.

In each of the years in the three year period ended September 28, 2008, no single customer represented over 10% of the Company’s consolidated net sales.

Note O-Legal Proceedings

The Company is, from time to time, involved in the normal course of its business in various legal proceedings, including intellectual property, contract, employment and product liability suits. Although the Company is unable to quantify the exact financial impact of any of these matters, it believes that none of these currently pending matters will have an outcome material to its financial condition or business.

ZOLL Medical Corporation

Notes to Consolidated Financial Statements—(Continued)

Note P-Quarterly Financial Data (Unaudited)

Summarized quarterly financial data for 2008 and 2007 is as follows:

	Quarter Ended
(000’s omitted, except per share data)	Sept. 28, 2008	June 29, 2008	March 30, 2008	Dec. 30, 2007
Net sales	$105,599	$100,244	$99,160	$93,015
Gross profit	58,281	53,624	53,638	45,145
Income from operations	14,026	8,623	8,550	4,575
Net income	8,863	5,744	5,654	3,180
Basic earnings per common share	$0.42	$0.27	$0.27	$0.15
Diluted earnings per common and equivalent share	$0.41	$0.27	$0.27	$0.15

	Quarter Ended
(000’s omitted, except per share data)	Sept. 30, 2007	July 1, 2007	April 1, 2007	Dec. 31, 2006
Net sales	$92,785	$79,232	$70,839	$66,595
Gross profit	51,162	43,628	38,019	35,978
Income from operations	9,888	5,489	4,016	2,650
Net income	6,825	4,313	3,172	2,352
Basic earnings per common share	$0.33	$0.21	$0.16	$0.12
Diluted earnings per common and equivalent share	$0.33	$0.21	$0.15	$0.12

As discussed in Note A, the Company’s financial statements are prepared on a fiscal year basis ending on the last Sunday closest to September 30. The years ended September 28, 2008, September 30, 2007 and October 1, 2006 all included 52 weeks.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

On June 23, 2008, the Audit Committee of the Board of Directors of ZOLL Medical Corporation (the “Company”) dismissed Ernst & Young LLP (“Ernst & Young”) as the Company’s independent registered public accounting firm. The reports of Ernst & Young on the financial statements of the Company for the past two fiscal years contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles, except as follows: Ernst & Young’s report on the consolidated financial statements of the Company as of and for the years ended September 30, 2007 and October 1, 2006 contained a separate paragraph stating that “As discussed in Note A to the consolidated statements, effective October 2, 2005, the Company adopted Statement of Financial Accounting Standards No. 123R, “Share-Based Payments” using the modified-prospective transition method.”

During the two most recent fiscal years and through June 23, 2008, there have been no disagreements with Ernst & Young on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Ernst & Young would have caused it to make reference to the subject matter of such disagreements in their reports on the financial statements for such years.

During the two most recent fiscal years and through June 23, 2008, there have been no “reportable events” (as defined in Item 304(a)(1)(v) of Regulation S-K).

The Company had requested that Ernst & Young LLP furnish it with a letter addressed to the Securities and Exchange Commission stating whether or not it agrees with the above statements. A copy of such letter, dated June 24, 2008, is filed as Exhibit 16.1 to Form 8-K filed June 26, 2008.

On June 23, 2008, the Company’s Audit Committee voted to appoint BDO Seidman, LLP as the independent registered public accounting firm for the Company for the fiscal year ended September 28, 2008. During the last two fiscal years and through June 23, 2008, the Company has not consulted with BDO Seidman, LLP regarding (i) the application of accounting principles to a specified transaction or transactions, either completed or proposed, or the type of audit opinion BDO Seidman, LLP might render on the Company’s financial statements or (ii) any matter that was either the subject of a disagreement, as that term is defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions to that item, or a “reportable event” as that term is defined in Item 304(a)(1)(v) of Regulation S-K.

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

Changes in Internal Control Over Financial Reporting

There were no significant changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 28, 2008 and through the date of this filing of Form 10-K that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

Not Applicable.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of September 28, 2008.

The effectiveness of our internal control over financial reporting as of September 28, 2008 has been audited by BDO Seidman, LLP, an independent registered public accounting firm, as stated in their report below.

/S/ RICHARD A. PACKER	/S/ A. ERNEST WHITON
Richard A. Packer	A. Ernest Whiton
Chief Executive Officer	Vice President of Administration and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

ZOLL Medical Corporation

Chelmsford, Massachusetts

We have audited ZOLL Medical Corporation’s internal control over financial reporting as of September 28, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). ZOLL Medical Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Item 9A, Management’s Report on Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, ZOLL Medical Corporation maintained, in all material respects, effective internal control over financial reporting as of September 28, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of ZOLL Medical Corporation as of September 28, 2008, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for the year then ended and our report dated December 5, 2008 expressed an unqualified opinion thereon.

/s/ BDO Seidman, LLP

Boston, Massachusetts

December 5, 2008

Part III

Item 10. Directors, Executive Officers and Corporate Governance.

The Company’s Board of Directors currently consist of eight members, divided into three classes, with the directors of each class serving for a term of three years and until then successors are duly elected and qualified. The following are the members of the Board:

Class I Directors (terms expire at 2011 Annual Meeting)

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

Principal, Claflin Capital Management, Inc. (venture capital)

Richard A. Packer

Chairman and Chief Executive Officer, ZOLL Medical Corporation

Class III Directors (terms expire at 2010 Annual Meeting)

James W. Biondi, M.D.

Chairman of the Board, Cardiopulmonary Corp. and Ivy Biomedical Systems, Inc.

Robert J. Halliday

Executive Vice President and Chief Financial Officer, Varian Semiconductor Equipment Associates, Inc.

Lewis H. Rosenblum

President, China Operations, Thermo Fisher Scientific Corporation until his retirement in February, 2008.

Information required with respect to compliance with Section 16(a) of the Exchange Act appears under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement for the 2009 Annual Meeting of Stockholders, dated on or about December 19, 2008 (the “Proxy Statement”), which is incorporated herein by reference.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is incorporated by reference from the Proxy Statement under the captions “Certain Relationships and Related Party Transactions” and “The Board of Directors and its Committees—Director Independence.”

Item 14. Principal Accountant Fees and Services.

The information required by this Item is incorporated by reference from the Proxy Statement under the caption “Independent Registered Public Accounting Firm”.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Classifications	Balance Beginning of Period	Additions Charged to Costs and Expenses	Deductions	Balance At End of Period
Year Ended September 28, 2008 Allowance for doubtful accounts	$8,438,000	$1,075,000	$3,284,000	$6,229,000

Year Ended September 30, 2007 Allowance for doubtful accounts	$7,897,000	$1,016,000	$475,000	$8,438,000

Year Ended October 1, 2006 Allowance for doubtful accounts	$5,555,000	$2,409,000	$67,000	$7,897,000

Part IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1)	The following Consolidated Financial Statements, Notes thereto and Reports of Independent Registered Public Accounting Firms are set forth under Item 8:

Reports of Independent Registered Public Accounting Firms
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

(a)(3)	The following is a complete list of Exhibits filed or incorporated by reference as part of this report:

Exhibit No.	Exhibit

3.1	Restated Articles of Organization. (2)

3.2	Articles of Amendment to the Restated Articles of Organization. (16)

3.3	Amended and Restated By-laws. (2)

3.4	Certificate of Amendment to the Company’s Amended and Restated By-laws. (17)

3.5	Certificate of Amendment to the Company’s Amended and Restated By-laws. (20)

3.6	Amended and Restated Certificate of Vote of Directors Establishing a Series of Preferred Stock of ZOLL Medical Corporation classifying and designating the Series A Junior Participating Cumulative Preferred Stock. (21)

4.1	Amendment No. 2 to Shareholders Rights Agreement, dated as of June 8, 1998, between the Company and Computershare Trust Company, N.A., dated as of April 24, 2008. (19)

4.2	Shareholders Rights Agreement dated as of April 23, 2008, between the Company and Computershare Trust Company, N.A. (22)

10.1	Amended and Restated 2001 Stock Incentive Plan, as amended through January 25, 2006. (9)*

10.2	1992 Stock Option Plan. (2)*

10.3	1983 Incentive Stock Option Plan, as amended and restated February 6, 1990. (2)*

10.4	Revolving Loan and Security Agreement dated March 9, 1992 between the Company and Brown Brothers Harriman & Co. (2)

10.5	2006 Non-Employee Director Stock Option Plan. (9)*

10.6	Form of Non-Qualified Stock Option Agreement under the 2006 Non-Employee Director Stock Option Plan. (9)*

10.7	Form of Restricted Stock Award Agreement under Amended and Restated 2001 Stock Incentive Plan. (9)*

10.8	Form of Non-Qualified Stock Option Agreement under Amended and Restated 2001 Stock Incentive Plan. (9)*

10.9	Employment Agreement dated July 19, 1996 between the Company and Richard A. Packer regarding Mr. Packer’s employment. (3)*

10.10	Non Employee Directors’ Stock Option Plan. (6)*

10.11	Senior Executive Severance Agreement dated January 21, 2000 between the Company and Richard A. Packer. (7)*

10.12	Amended and Restated Executive Severance Agreement dated April 1, 2002 between the Company and A. Ernest Whiton. (10)*

10.13	Amended and Restated 2001 Stock Incentive Plan. (14)*

10.14	Form of Incentive Option Agreement under the 2001 Stock Incentive Plan. (14)*

10.15	Executive Severance Agreements by and between the Company and each of Ward Hamilton, Donald Boucher, Steve Flora and Edward Dunn. (10)*

10.16	Form of Non-Qualified Stock Option Agreement under the ZOLL Medical Corporation 1996 Non-Employee Directors Stock Option Plan (11)*

10.17	Amendment dated September 14, 2005 to Master Agreement and Asset Purchase Agreement dated March 29, 2004 among the Company, LC Acquisition Corporation, and LifeCor, Inc. (12)

10.20	Master Agreement by and Among the Company, LC Acquisition Corporation and LifeCor, Inc. dated March 29, 2004. (12)

10.21	Asset Purchase Agreement by and Among the Company, LC Acquisition Corporation and LifeCor, Inc. dated March 29, 2004. (12)

10.22	Executive Severance Agreement between the Company and Alexander Moghadam dated August 10, 2005. (13)*

10.23	First Amendment to the 1992 Stock Option Plan. (6)*

10.24	Second Amendment to the 1992 Stock Option Plan. (6)*

10.25	Third Amendment to the 1992 Stock Option Plan. (1)*

10.26	Fourth Amendment to the 1992 Stock Option Plan. (1)*

10.27	Form of Non-Qualified Stock Option Agreement under the 2001 Stock Incentive Plan. (14)*

10.28	Summary of Cash Incentive Bonus Plan. (18)*

10.29	Offer Letter, dated June 10, 2008, for Jonathan Rennert. (23)*

10.30	Amended and Restated 2001 Stock Incentive Plan, as amended and restated by the Board of Directors on November 11, 2008. (4)*

10.31	Form of Non-Qualified Stock Option Agreement under Amended and Restated 2001 Stock Incentive Plan, as amended on November 11, 2008. (4)*

10.32	Form of Restricted Stock Award Agreement under Amended and Restated 2001 Stock Incentive Plan, as amended on November 11, 2008. (4)*

10.33	Amended and Restated 2006 Non-Employee Director Stock Option Plan, as amended and restated by the Board of Directors on November 11, 2008. (4)*

10.34	Form of Non-Qualified Stock Option Agreement under Amended and Restated 2006 Non-Employee Director Stock Option Plan, as amended on November 11, 2008. (4)*

10.35	Amendment dated November 17, 2008 to Employment Agreement dated July 19, 1996 between the Company and Richard A. Packer. (4)*

10.36	Amendment dated November 17, 2008 to Senior Executive Severance Agreement dated as of January 21, 2000 between the Company and Richard A. Packer. (4)*

10.37	Amendment dated November 11, 2008 to Amended and Restated Executive Severance Agreement dated April 1, 2002 between the Company and A. Ernest Whiton. (4)*

10.39	Amendment dated November 25, 2008 to Executive Severance Agreement dated May 17, 2002 between the Company and Edward Dunn. (4)*

10.40	Amendment dated November 19, 2008 to Executive Severance Agreement dated April 25, 2002 between the Company and Donald Boucher. (4)*

10.41	Amendment dated November 25, 2008 to Executive Severance Agreement dated May 7, 2002 between the Company and Ward Hamilton. (4)*

10.42	Amendment dated December 1, 2008 to Executive Severance Agreement dated May 6, 2002 between the Company and Steven Flora. (4)*

10.43	Executive Severance Agreement dated as of November 11, 2008 between the Company and Jonathan Rennert. (4)*

10.44	Executive Severance Agreement dated as of November 11, 2008 between the Company and E. Jane Wilson. (4)*

10.45	Amendment dated November 11, 2008 to Executive Severance Agreement dated August 10, 2005 between the Company and Alexander Moghadam. (4)*

14	Code of Conduct. (8)

16	Letter from Ernst & Young LLP to the Securities and Exchange Commission, dated June 24, 2008 (24)

21.1	Subsidiaries of the Company. (4)

23.1	Consent of Ernst & Young LLP. (4)

23.2	Consent of BDO Seidman, LLP. (4)

24	Power of Attorney (4) included in signature page.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (4)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (4)

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (5)

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (5)

Footnotes:

(1)	Incorporated by reference from the Company’s Registration Statement on Form S-8, under the Securities Act of 1933 (Registration Statement No. 333-101839 filed with the SEC on December 13, 2002).
(2)	Incorporated by reference from the Company’s Registration Statement on Form S-1, as amended, under the Securities Act of 1933 (Registration Statement No. 333-47937 filed with the SEC on May 15, 1992).
(3)	Incorporated by reference from the Company’s Annual Report for 1996 on Form 10-K, as amended, filed with the Securities and Exchange Commission on December 27, 1996. (SEC File # 0-20225)
(4)	Filed herewith.
(5)	Intentionally omitted.

(6)	Incorporated by reference from the Company’s Registration Statement on Form S-8, under the Securities Act of 1933 (Registration Statement No. 333-68401 filed with the SEC on December 4, 1998).
(7)	Incorporated by reference from the Company’s Annual Report for 2000 on Form 10-K, as amended, filed with the Securities and Exchange Commission on December 29, 2000. (SEC File # 0-20225)
(8)	Incorporated by reference from the Company’s Annual Report for 2003 on Form 10-K, filed with the Securities and Exchange Commission on December 19, 2003.
(9)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on February 10, 2006.
(10)	Incorporated by reference from the Company’s Annual Report for 2004 on Form 10-K, filed with the Securities and Exchange Commission on December 17, 2004.
(11)	Incorporated by reference from the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 15, 2004.
(12)	Incorporated by reference from the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 20, 2005.
(13)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 3, 2005, filed with the Securities and Exchange Commission on August 12, 2005.
(14)	Incorporated by reference to the Company’s Registration Statement on Form S-8, under the Securities Act of 1933 (Registration Statement No. 333-120310 filed with the SEC on November 9, 2004).
(15)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 12, 2006.
(16)	Incorporated by reference from the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 13, 2007.
(17)	Incorporated by reference from the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 25, 2007.
(18)	Incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on February 5, 2008.
(19)	Incorporated by reference from Exhibit 4.2 of the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 24, 2008.
(20)	Incorporated by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 12, 2008.
(21)	Incorporated by reference from Exhibit 3.1 to the Company’s Registration Statement on Form 8-A, filed with the Securities and Exchange Commission on April 24, 2008.
(22)	Incorporated by reference from Exhibit 4.1 to the Company’s Registration Statement on Form 8-A, filed with the Securities and Exchange Commission on April 24, 2008.
(23)	Incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 1, 2008.
(24)	Incorporated by reference from Exhibit 16.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 26, 2008.
*	Represents management contract or compensatory plan arrangements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on December 8, 2008.

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

SIGNATURE	TITLE	DATE

/s/ RICHARD A. PACKER Richard A. Packer	Chairman and Chief Executive Officer (Principal Executive Officer)	December 8, 2008

/s/ A. ERNEST WHITON A. Ernest Whiton	Chief Financial Officer (Principal Financial and Accounting Officer)	December 8, 2008

/s/ THOMAS M. CLAFLIN, II Thomas M. Claflin, II	Director	December 8, 2008

/s/ JAMES W. BIONDI, M.D. James W. Biondi, M.D.	Director	December 8, 2008

/s/ DANIEL M. MULVENA Daniel M. Mulvena	Director	December 8, 2008

/s/ BENSON F. SMITH Benson F. Smith	Director	December 8, 2008

/s/ ROBERT J. HALLIDAY Robert J. Halliday	Director	December 8, 2008

/s/ LEWIS H. ROSENBLUM Lewis H. Rosenblum	Director	December 8, 2008

/s/ JOHN J. WALLACE John J. Wallace	Director	December 8, 2008