Form 10-Q
period 2008-12-28
ZOLL MEDICAL CORP
filed 2009-02-06
CIK 887568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended December 28, 2008.

Or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from                  to                 .

Commission file number 0-20225

ZOLL MEDICAL CORPORATION

(Exact name of registrant as specified in its charter)

Massachusetts	04-2711626
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

269 Mill Road, Chelmsford, MA	01824-4105
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

Class	Outstanding at February 2, 2009
Common Stock, $0.01 par value	21,082,855

This document consists of 43 pages.

ZOLL MEDICAL CORPORATION

FORM 10-Q

Forward-Looking Information

Except for historical information, the matters discussed in this Quarterly Report on Form 10-Q are forward-looking statements that involve risks and uncertainties. ZOLL Medical Corporation (the “Company,” “we,” “our,” or “us”) makes such forward-looking statements under the provisions of the “Safe Harbor” section of the Private Securities Litigation Reform Act of 1995. Actual future results may vary materially from those projected, anticipated, or indicated in any forward-looking statements as a result of certain risk factors. Readers should pay particular attention to the considerations described in Part I, Item 2 of this report under the section of Management’s Discussion and Analysis of Financial Condition and Results of Operations entitled “Risk Factors.” Readers should also carefully review the risk factors described in the other documents that we file from time to time with the Securities and Exchange Commission (“SEC”). In this report, the words “anticipates,” “believes,” “expects,” “intends,” “future,” “could,” and similar words or expressions (as well as other words or expressions referencing future events, conditions or circumstances) identify forward-looking statements. The Company assumes no obligation to update forward-looking statements or update the reasons why actual results, performances or achievements could differ materially from those provided in the forward-looking statements.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ZOLL MEDICAL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(000’s omitted, except per share data)

(Unaudited)

	December 28, 2008	September 28, 2008
ASSETS
Current assets:
Cash and cash equivalents	$43,552	$36,675
Short-term marketable securities	22,391	32,597
Accounts receivable, less allowance of $6,410 at December 28, 2008 and $6,229 at September 28, 2008	77,637	84,423
Inventories:
Raw materials	26,149	24,682
Work-in-process	7,217	6,568
Finished goods	29,022	29,773

	62,388	61,023
Prepaid expenses and other current assets	12,484	12,313

Total current assets	218,452	227,031
Property and equipment, at cost:
Land, building and building improvements	1,289	1,271
Machinery and equipment	83,013	79,101
Construction in progress	1,059	1,569
Tooling	16,682	16,463
Furniture and fixtures	3,845	3,957
Leasehold improvements	5,322	5,372

	111,210	107,733
Less: accumulated depreciation	76,054	73,779

Net property and equipment	35,156	33,954

Investments	1,310	1,310
Notes receivable	3,048	3,581
Long-term marketable securities	1,604	1,772
Goodwill	41,811	42,146
Patents and developed technology, net	20,515	20,951
Intangibles and other assets, net	17,563	15,275

	$339,459	$346,020

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$19,109	$17,539
Deferred revenue	26,435	25,771
Accrued expenses and other liabilities	22,017	31,931

Total current liabilities	67,561	75,241
Non-Current liabilities:
Other long-term liabilities	2,921	2,921

Total liabilities	70,482	78,162

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 1,000 shares authorized, none issued or outstanding; Common stock, $0.01 par value, 38,000 shares authorized, 21,021 and 21,018 issued and outstanding at December 28, 2008 and September 28, 2008, respectively	210	210
Capital in excess of par value	156,407	155,547
Accumulated other comprehensive loss	(10,228)	(7,593)
Retained earnings	122,588	119,694

Total stockholders’ equity	268,977	267,858

	$339,459	$346,020

See notes to unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED INCOME STATEMENTS

(000’s omitted, except per share data)

(Unaudited)

	Three Months Ended
	December 28, 2008	December 30, 2007
Net sales	$89,462	$93,015
Cost of goods sold	42,549	47,870

Gross profit	46,913	45,145
Expenses:
Selling and marketing	26,549	25,128
General and administrative	7,633	7,610
Research and development	7,969	7,832

Total expenses	42,151	40,570

Income from operations	4,762	4,575
Investment and other income (loss), net	(869)	393

Income before income taxes	3,893	4,968
Provision for income taxes	999	1,788

Net income	$2,894	$3,180

Basic earnings per common share	$0.14	$0.15

Weighted average common shares outstanding	21,061	20,712

Diluted earnings per common and common equivalent share	$0.14	$0.15

Weighted average common and common equivalent shares outstanding	21,304	21,081

See notes to unaudited condensed consolidated financial statements.

ZOLL MEDICAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(000’s omitted)

(Unaudited)

	Three Months Ended
	December 28, 2008	December 30, 2007
OPERATING ACTIVITIES:
Net income	$2,894	$3,180
Charges not affecting cash:
Depreciation and amortization	3,941	4,088
Stock-based compensation expense	816	592
Changes in current assets and liabilities:
Accounts receivable	4,910	(281)
Inventories	(1,216)	(1,341)
Prepaid expenses and other current assets	(236)	(31)
Accounts payable and accrued expenses	(256)	103

Cash provided by operating activities	10,853	6,310
INVESTING ACTIVITIES:
Purchases of marketable securities	(6,771)	(4,972)
Sales of marketable securities	16,939	4,083
Additions to property and equipment	(3,740)	(5,458)
Payment for acquisitions, net of cash acquired	(2,945)	—
Milestone payments related to prior years’ acquisitions	(4,500)	(6,816)
Other assets, net	(240)	(631)

Cash used for investing activities	(1,257)	(13,794)
FINANCING ACTIVITIES:
Exercise of stock options	44	251

Cash provided by financing activities	44	251
Effect of exchange rates on cash and cash equivalents	(2,763)	(98)

Net increase (decrease) in cash and cash equivalents	6,877	(7,331)
Cash and cash equivalents at beginning of period	36,675	37,631

Cash and cash equivalents at end of period	$43,552	$30,300

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period:
Income taxes	$424	$815
Non-cash activity during the period:
Common stock issued at fair value for acquisition of Revivant	$—	$5,756

See notes to unaudited condensed consolidated financial statements.

ZOLL MEDICAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting only of adjustments of a normal recurring nature) considered necessary for a fair presentation have been included. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Examples include provisions for returns, bad debts and the estimated lives of fixed assets. Actual results may differ from these estimates. The results for the interim periods are not necessarily indicative of results to be expected for the entire year. The information contained in the interim financial statements should be read in conjunction with the Company’s audited financial statements as of and for the year ended September 28, 2008 included in its Annual Report on Form 10-K filed with the SEC on December 8, 2008.

2. Segment and Geographic Information

Segment information: The Company operates in a single business segment: the design, manufacture and marketing of a range of non-invasive resuscitation devices and software solutions. These devices and software solutions help healthcare professionals, emergency medical service providers, and first responders diagnose and treat victims of trauma, as well as sudden cardiac arrest. In order to make operating and strategic decisions, the Company’s chief executive officer (the “chief operating decision maker”) evaluates revenue performance based on the worldwide revenues of four customer/product categories, but, due to shared infrastructures, profitability is based on an enterprise-wide measure. These customer/product categories consist of (1) the sale of resuscitation devices and accessories to the North American hospital market, including the military marketplace, (2) the sale/lease/rental of resuscitation devices, accessories and data collection management software to the North American pre-hospital market, (3) the sale of disposable/other products in North America, and (4) the sale/lease/rental of resuscitation devices, accessories, disposable electrodes and data collection management software to the international market.

Net sales by customer/product categories were as follows:

	Three Months Ended
(000’s omitted)	December 28, 2008	December 30, 2007
Hospital Market - North America	$20,288	$33,217
Pre-hospital Market - North America	39,110	32,457
Other - North America	6,291	5,256
International Market	23,773	22,085

	$89,462	$93,015

The Company reports assets on a consolidated basis to the chief operating decision maker.

Geographic information: Net sales by major geographical area, determined on the basis of destination of the goods, are as follows:

	Three Months Ended
(000’s omitted)	December 28, 2008	December 30, 2007
United States	$60,253	$68,338
Foreign	29,209	24,677

	$89,462	$93,015

No individual foreign country represented 10% or more of our revenues for the three months ended December 28, 2008 or December 30, 2007, respectively.

3. Comprehensive Income

The Company computes comprehensive income in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 130 (“SFAS 130”) “Reporting Comprehensive Income.” SFAS 130 establishes standards for the reporting and display of comprehensive income and its components in financial statements. Other comprehensive income, as defined, includes all changes in equity during a period from non-owner sources, such as unrealized gains and losses on available-for-sale securities, and foreign currency translation. Total comprehensive income for the three months ended December 28, 2008 and December 30, 2007, respectively, was as follows:

	Three Months Ended
(000’s omitted)	December 28, 2008	December 30, 2007
Net income	$2,894	$3,180
Unrealized loss on available-for-sales securities	(38)	(16)
Foreign currency translation adjustment	(2,597)	(886)

Total comprehensive income	$259	$2,278

4. Stock Option Plans

At December 28, 2008, the Company had two active stock-based compensation plans under which stock-based grants may be issued, and two other stock-based compensation plans under which grants are no longer being made. No further grants are being made under the Company’s 1992 Stock Option Plan (“1992 Plan”) and 1996 Non-Employee Directors’ Stock Option Plan (“1996 Plan”), but option grants remain outstanding under both plans. The Company’s active plans are the Amended and Restated 2001 Stock Incentive Plan (“2001 Plan”) and the Amended and Restated 2006 Non-Employee Director Stock Option Plan (“2006 Plan”).

On November 11, 2008, the Board of Directors adopted certain amendments to the 2001 Plan and 2006 Plan and recommended that the Company’s stockholders approve an additional 730,000 shares of Common Stock available for issuance under the 2001 Plan (for a total of 3,250,000 shares), and an additional 35,000 shares of Common Stock available for issuance under the 2006 Plan (for a total of 157,500 shares.) At the 2009 Annual Meeting of Stockholders held on January 20, 2009, the Company’s stockholders approved these increases. Under the 2001 Plan, no more than 150,000 of the authorized shares may be issued in the form of restricted stock awards, and the balance may be issued in the form of stock option awards. Only stock option awards can be issued under the 2006 Plan.

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

Stock-based compensation charges totaled approximately $816,000 during the three months ended December 28, 2008 and totaled approximately $592,000 during the three months ended December 30, 2007. The effect of recording stock-based compensation by line item for the three months ended December 28, 2008 and December 30, 2007 was as follows:

	Three Months Ended
(000’s omitted)	December 28, 2008	December 30, 2007
Cost of goods sold	$75	$41
Selling and marketing expense	197	153
General and administrative expense	421	292
Research and development expense	123	106

Total stock-based compensation	$816	$592

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions for the three months ended December 28, 2008 and December 30, 2007:

	2009	2008
Dividend yield	0%	0%
Expected volatility	46.1%	47.0%
Risk-free interest rate	2.54%	3.17%
Expected lives (years)	5.13	6.25

At December 28, 2008, there was approximately $8.2 million of unrecognized compensation cost related to non-vested awards, which we expect to recognize over a weighted-average period of 2.75 years.

The weighted-average, grant-date fair value of options granted (estimated using the Black-Scholes option-pricing model) was $9.63 and $11.46 for the three months ended December 28, 2008 and December 30, 2007, respectively. During the three months ended December 28, 2008, the Company issued 3,102 shares of Common Stock pursuant to exercised options for proceeds of approximately $44,000. Total intrinsic value of options exercised for the three months ended December 28, 2008 and December 30, 2007 was approximately $17,000 and $107,000, respectively. It is the Company’s policy to issue new shares upon the exercise of options.

The following table summarizes the status of outstanding stock options as of December 28, 2008, as well as changes during the three months ended December 28, 2008:

	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term in Years	Aggregate Intrinsic Value ($000’s)
Outstanding at September 28, 2008	1,901,819	$18.42
Granted	240,000	22.05
Exercised	(3,102)	14.31
Forfeited	(750)	11.88

Outstanding at December 28, 2008	2,137,967	$18.83	6.25	$3,502

Exercisable at December 28, 2008	1,270,075	$17.12	4.60	$2,660

The following table summarizes the status of unvested restricted stock awards as of December 28, 2008, as well as changes during the three months ended December 28, 2008:

	Shares	Weighted-Average Fair Value
Unvested at September 28, 2008	42,500	$21.23
Granted	—	—
Vested	—	—
Forfeited	(519)	27.07

Unvested at December 28, 2008	41,981	$21.15

5. Earnings per Share

The shares used for calculating basic earnings per share of Common Stock were the weighted average shares of Common Stock outstanding during the period, and the shares used for calculating diluted earnings per share of Common Stock were the weighted average shares of Common Stock outstanding during the period plus the dilutive effect of stock options and unvested restricted stock.

	Three Months Ended
(000’s omitted)	December 28, 2008	December 30, 2007
Average shares outstanding for basic earnings per share	21,061	20,712
Dilutive effect of stock options	243	369

Average shares outstanding for diluted earnings per share	21,304	21,081

Average shares outstanding for diluted earnings per share for the three months ended December 28, 2008 and December 30, 2007 does not include options to purchase 1,042,000 and 686,000 shares of Common Stock, respectively, as their effect would have been antidilutive.

6. Derivative Instruments and Hedging Activities

The Company operates globally, and its earnings and cash flows are exposed to market risk from changes in currency exchange rates. The Company addresses these risks through a risk management program that includes the use of derivative financial instruments. The program is operated pursuant to documented corporate risk management policies. The Company does not typically enter into derivative transactions for speculative purposes.

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

The Company had two foreign currency forward contracts outstanding at December 28, 2008, serving to mitigate the foreign currency risk of a substantial portion of the Company’s Euro-denominated intercompany balances, in the total notional amount of approximately 10.5 million Euros. The net settlement amount of these two contracts on December 28, 2008, is an unrealized gain of approximately $61,000, which is included in earnings within “investment and other income (loss), net.” The Company had a net realized gain of $1.6 million from foreign currency forward contracts during the quarter ended December 28, 2008, compared to net realized losses of $212,000 for the prior year’s quarter. Both amounts are included in the consolidated income statement within “investment and other income (loss), net.”

During the quarter ended December 28, 2008, the Company had contracts outstanding totaling $3.9 million to serve as a hedge of forecasted sales to the Company’s subsidiaries maturing prior to the end of the quarter. Because these derivatives did not qualify for hedge accounting in accordance with SFAS 133, the Company subsequently entered into offsetting derivatives, totaling $3.9 million. All of the contracts were marked to market with changes in fair value recorded in earnings. All of these contracts matured prior to December 28, 2008. The Company had a net realized loss of approximately $29,000 from these contracts for the quarter ended December 28, 2008, as compared to a net realized loss of approximately $122,000 for the quarter ended December 30, 2007, and these net realized losses were recorded in “investment and other income (loss), net” in the consolidated statement of income.

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

Product warranty activity for the three months ended December 28, 2008 and December 30, 2007 is as follows:

(000’s omitted)	Beginning Balance	Accruals for Warranties Issued During the Period	Decrease to Pre-existing Warranties	Ending Balance
December 28, 2008	$3,733	$498	$496	$3,735
December 30, 2007	$3,328	$521	$458	$3,391

8. Acquisitions

Strategic Alliance with Welch Allyn

In October 2008, the Company announced a strategic alliance with Welch Allyn involving research and development, manufacturing, sales, service, and distribution related to Welch Allyn’s defibrillator and monitoring products. During the quarter, the Company paid approximately $2.9 million for the purchase of assets related to the Welch Allyn defibrillator products. The Company anticipates that the remaining elements of the strategic alliance will be implemented over the next several months in accordance with the transition plan. Total consideration for all assets to be acquired could approximate $6 million.

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

For fiscal 2008, approximately $19,000 was paid to the former shareholders of Infusion Dynamics. The annual earn-out payment to former shareholders of Infusion Dynamics, in the form of cash, for fiscal 2007 was approximately $11,000. For fiscal 2008, $4.5 million was paid to the former shareholders of Lifecor. The annual earn-out payment, in the form of cash, to the former shareholders of Lifecor for fiscal 2007 was approximately $3.2 million. Annual earn-out payments are accrued during the respective fiscal year in which they are earned and are paid in the respective subsequent fiscal year.

9. Intangibles and Other Assets

Intangibles and other assets consist of:

(000’s omitted)	Weighted Average Life	December 28, 2008		September 28, 2008
		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Patents and developed technology	12 years	$29,072	$8,557	$28,855	$7,904
Prepaid license fees	17 years	11,433	3,207	11,426	3,072
Customer-related intangibles	10 years	4,750	1,252	4,750	1,137
Intangible assets not subject to amortization	—	890	—	890	—
Other assets	—	7,464	2,515	4,767	2,349

		$53,609	$15,531	$50,688	$14,462

Amortization of acquired intangibles for the three months ended December 28, 2008 and December 30, 2007 was approximately $813,000 and $728,000, respectively, and is included in operating expenses in the consolidated income statement.

10. Income Taxes

The Company’s effective tax rate for the three months ended December 28, 2008 was 26% as compared to the effective tax rate of 36% for the three months ended December 30, 2007. The difference in the effective tax rate is due to the fact that the U.S. Congress extended a research and development tax credit, retroactive from January 1, 2008, during the first quarter of fiscal 2009. A full-year tax credit estimate is included in the Company’s fiscal 2009 rate calculation along with a discrete period adjustment of approximately $400,000 recognized during the first quarter of fiscal 2009 to record the tax credit related to the retroactive application of the credit extension. The comparable prior-year period rate only contained one quarter of a full-year credit in the annual rate calculation. The Company currently estimates that its fiscal 2009 effective tax rate will be approximately 35%.

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

As of December 28, 2008 and September 28, 2008, the Company had $3.3 million of gross unrecognized tax benefits which, if recognized, could impact goodwill and/or the effective tax rate. Of the $3.3 million current-year balance, $1.2 million is expected to reverse in fiscal 2009. The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense in the consolidated statements of income. As of December 28, 2008 and September 28, 2008, the Company had $480,000 of accrued interest and penalties in income taxes payable.

The Company is subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions. The Company has concluded all U.S. federal and most state and foreign income tax matters through fiscal 2004. The Company does not currently have any income tax audits in progress and, therefore, foresees little change in the current reserve for uncertain tax positions in the next twelve months.

11. Fair Value Measurements

Effective September 29, 2008, SFAS No. 157, “Fair Value Measurement,” (“SFAS 157”) was implemented for financial assets and liabilities that are re-measured and reported at fair value at each reporting period-end date, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually. In accordance with the provisions of FASB Staff Position No. 157-2, “Effective Date of FASB Statement No. 157”, the Company has elected to defer implementation of SFAS 157 as it relates to any non-financial assets and non-financial liabilities that are recognized and disclosed at fair value in the financial statements on a nonrecurring basis until fiscal 2010. The Company is evaluating the impact, if any, SFAS 157 will have on its non-financial assets and liabilities. The adoption of SFAS 157 in relation to financial assets and liabilities and non-financial assets and liabilities that are re-measured and reported at fair value at least annually did not have a material impact on the Company’s financial results.

Financial assets and liabilities recorded on the accompanying condensed consolidated balance sheets are categorized based on the inputs to the valuation techniques as follows:

Level 1 - Financial assets and liabilities whose values are based on unadjusted quoted prices for identical assets or liabilities in an active market that the company has the ability to access at the measurement date (examples include active exchange-traded equity securities, listed derivatives and most U.S. Government and agency securities).

Level 2 - Financial assets and liabilities whose values are based on quoted prices in markets where trading occurs infrequently or whose values are based on quoted prices of instruments with similar attributes in active markets. Level 2 inputs include the following:

•	Quoted prices for identical or similar assets or liabilities in non-active markets (examples include corporate and municipal bonds which trade infrequently);

•	Inputs other than quoted prices that are observable for substantially the full term of the asset or liability (examples include interest rate and currency swaps); and

•	Inputs that are derived principally from or corroborated by observable market data for substantially the full term of the asset or liability (examples include certain securities and derivatives).

Level 3 - Financial assets and liabilities whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect management’s own assumptions about the assumptions a market participant would use in pricing the asset or liability. We currently do not have any Level 3 financial assets or liabilities.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of December 28, 2008, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value (in thousands):

(000’s omitted)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$11,338	$11,338	$—	$—
Available for sale securities (1)	23,995	18,106	5,889	—

Total	$35,333	$29,444	$5,889	$—

(1)	Included in short-term marketable securities and long-term marketable securities in the accompanying condensed, consolidated balance sheet.

There were no financial liabilities measured at fair value as of December 28, 2008, and there were no changes in the Company’s valuation techniques used to measure fair values on a recurring basis as a result of partially adopting SFAS 157.

The Company also adopted SFAS No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115,” during the first quarter of fiscal 2009. SFAS 159 allows companies to choose to measure eligible financial instruments and certain other items at fair value that are not required to be measured at fair value. SFAS 159 requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings at each reporting date. The Company adopted SFAS 159 but has not elected the fair value option for any eligible financial instruments as of December 28, 2008.

12. Legal Proceedings

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

13. Marketable Securities

During fiscal 2008, the Company reclassified approximately $2 million of its marketable securities from current assets to non-current assets due to the recent illiquidity in the auction-rate securities market. The underlying assets of these investments are student loans that are backed by the federal government. During fiscal 2008, auctions failed for the auction rate securities. As a result, the Company’s ability to liquidate and fully recover the carrying value of the auction rate securities in the near term may be limited. An auction failure means that the parties wishing to sell the securities could not do so. The Company’s auction rate securities are currently rated AAA. The Company recorded a $100,000 impairment charge in fiscal 2008 on these securities based on valuation models. Subsequently, the Company entered into a Rights Agreement with UBS Financial Services, Inc. (“UBS”), through which these securities were acquired. The Rights Agreement entitles the Company to sell these securities to UBS at any time between June 30, 2010 and July 2, 2012 for par value. The Company will continue to receive interest payments based on the default provisions in the instruments until the securities are sold on the market or sold to UBS during the period established by the Rights Agreement. If the Company does not exercise its right to sell the auction rate securities to UBS by July 2, 2012, they will expire and UBS will have no further obligation to the Company. The Rights Agreement releases UBS from all claims related to the securities except consequential damages. UBS has the right to purchase the auction rate securities at par value, without prior notice, from the Company at any time after the acceptance date. The Company believes these securities are not materially impaired, primarily due to the government guarantee of the underlying securities and also because of the agreement by UBS to purchase, at the Company’s option, from June 30, 2010 to July 2, 2012, the auction rate securities that the Company originally acquired from UBS.

At the end of fiscal 2008, the Company also held approximately $600,000 of marketable mortgage-backed securities. In fiscal 2008, the Company recorded a $100,000 impairment charge on these securities based on valuation models. During the quarter ended December 28, 2008, the Company sold the majority of its marketable mortgage-backed securities for a net realized loss of $89,000 in addition to the impairment charge recorded in fiscal 2008.

14. Recent Accounting Pronouncements

In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP No. 142-3”). FSP No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). The objective of FSP No. 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(revised 2007), “Business Combinations,” (“SFAS 141(R)”), and other accounting principles generally accepted in the United States. FSP No. 142-3 applies to all intangible assets, whether acquired in a business combination or otherwise, and shall be effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years and should be applied prospectively to intangible assets acquired after the effective date. Early adoption is prohibited. The Company is in the process of evaluating FSP No. 142-3 and does not expect it to have a significant impact on its consolidated financial statements.

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

In December 2007, the FASB issued SFAS No. 141 (R), “Business Combinations” (“SFAS 141R”). SFAS 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. SFAS 141R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance will become effective as of the beginning of the Company’s fiscal year beginning after December 15, 2008. SFAS 141R will be adopted on a prospective basis for new acquisitions subsequent to the effective date. With respect to potential transactions that may be executed subsequent to adoption, the accounting consequences could be materially different than under the current accounting rules.

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

We intend for this discussion and analysis to provide you with information that will assist you in understanding our consolidated financial statements. Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. This discussion and analysis should be read in conjunction with our consolidated financial statements as of December 28, 2008 for the three months then ended, and the notes thereto.

Sales for the three months ended December 28, 2008 decreased 4%, as compared to the comparable period in the prior year. There were multiple factors affecting our results this quarter which include, in no particular order, (1) the absence of any single transaction comparable in size to the contract with the State of California last year, (2) the strengthening of the US dollar, and (3) an increasingly challenging capital equipment spending environment in North America. The slowdown in capital equipment sales in the North American market was somewhat offset by increased revenues from our LifeVest® and AutoPulse® products, as well as by our overall international business.

With respect to the strengthening US dollar, foreign exchange fluctuations had a negative impact on total revenues of approximately $3 million as compared to the prior year and approximately $2 million on our operating income. Of the $3 million impact on revenue, approximately $1 million related to the Canadian dollar within our North American operations with the remaining $2 million within our International operations related to the British Pound, Australian Dollar, and Euro.

Three Months Ended December 28, 2008 Compared To Three Months Ended December 30, 2007

Sales

Net sales by customer/product categories are as follows:

(000’s omitted)	December 28, 2008	December 30, 2007	% Change
Devices and Accessories to the Hospital Market-North America	$20,288	$33,217	(39%)
Devices, Accessories, and Data Management Software to the Pre-hospital Market-North America	39,110	32,457	20%
Other Products to North America	6,291	5,256	20%

Subtotal North America	65,689	70,930	(7%)
All Products to the International Market	23,773	22,085	8%

Net Sales	$89,462	$93,015	(4%)

Net sales decreased 4% for the three months ended December 28, 2008, compared to the prior-year period.

Sales to the North American hospital market decreased approximately $12.9 million, or 39%, compared to the same period a year ago. This decrease primarily reflects curtailed spending by hospitals. We believe hospitals are assessing the general economic environment which constrained their capital spending. Since many of our products are standard-of-care, we believe the hospital business has not been lost, but merely delayed. The decrease was also attributable to a smaller volume of US Military/Big Government sales compared to the prior-year quarter. The contract with the State of California in the prior year contributed approximately $8 million of the $11 million in sales to the US Military/Big Government, in comparison to the $5.6 million in sales during the first quarter of fiscal 2009.

Sales to the North American pre-hospital market increased approximately $6.6 million, or 20%, compared to the same quarter in the prior year. The increase in North American pre-hospital market sales was the result of increased volume in LifeVest (our wearable defibrillator product) revenue, and increased volume in data management software sales, slightly offset by a lower volume of AEDs.

International sales increased approximately $1.7 million, or 8%, in comparison to the prior-year period, driven by increased sales volume of AEDs and, to a lesser extent, increased volume of AutoPulse sales. The increase was attributable to increased sales by our international distributors, namely in Europe and Latin America, and sales by our direct subsidiaries in France and Germany. Sales by our international subsidiaries were negatively impacted in the amount of approximately $2 million by foreign currency exchange rate fluctuations.

Total sales of the AutoPulse product increased, particularly in the North American pre-hospital markets. Total AutoPulse sales were approximately $4.5 million in comparison to $2.7 million in the prior-year quarter.

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

Gross margin for the three months ended December 28, 2008 increased from 48.5% to 52.4%, compared to the same period in the prior year. Approximately four percentage points of the increase was due to the low margin State of California order in the prior year quarter. Other factors affecting the fluctuation in gross margin each individually represented less than one percentage point of our overall gross margin. Our gross margin tends to fluctuate from period to period as a result of product and geographical mix.

Backlog

Backlog increased to approximately $8.3 million at December 28, 2008, compared to approximately $7.9 million at the end of fiscal 2008. Backlog was approximately $16 million at December 30, 2007. Typically, our backlog decreases during the first and second quarters, remains flat during the third quarter, and increases during the fourth quarter due to the purchasing practices of our customers. We believe the maintenance of a modest backlog will help improve our efficiency, lower our costs and improve our profitability as it will make it less likely that we will be required to incur substantial additional costs at the end of the quarter. Due to possible changes in delivery schedules, cancellation of orders and delays in shipments, our backlog at any particular date is not necessarily an accurate predictor of revenue for any succeeding period.

Costs and Expenses

Operating expenses for the three months ended December 28, 2008 and December 30, 2007 were as follows:

(000’s omitted)	December 28, 2008	% of Sales	December 30, 2007	% of Sales	Change %
Selling and marketing	$26,549	30%	$25,128	27%	6%
General and administrative	7,633	9%	7,610	8%	<1%
Research and development	7,969	9%	7,832	8%	2%

Total expenses	$42,151	47%	$40,570	44%	4%

As a percentage of sales, selling and marketing expenses for the three months ended December 28, 2008 increased approximately 3% as compared to the three months ended December 30, 2007. This increase, as a percentage of sales, was primarily attributed to the relatively small incremental operating expense in the prior-year period associated with the revenue obtained from the State of California order. The increased dollar spending primarily reflected increased personnel-related expenses for the LifeVest sales force and related sales organization, including commission, salaries and fringe benefits that are supporting the increased LifeVest revenue.

As a percentage of sales, general and administrative expenses increased slightly to 9% of sales as compared to 8% of sales for the three months ended December 30, 2007. General and administrative expenses were consistent with the prior-year period at approximately $7.6 million. The increase in salaries and fringe benefits were offset by lower legal-related costs compared to the first quarter in the prior year.

As a percentage of sales, research and development expenses for the three months ended December 28, 2008 increased approximately 1% compared to the three months ended December 30, 2007. Research and development expenses increased slightly for the three months ended December 28, 2008 compared to the three months ended December 30, 2007, due predominantly to personnel-related costs.

Investment and other income (loss), net

Investment and other income (loss), net includes interest income, realized and unrealized foreign exchange gains and losses, and other income and expense. Investment and other income (loss), net totaled approximately $(869,000) and $393,000 for the three months ended December 28, 2008 and December 30, 2007, respectively. This decrease is primarily the result of the rapid strengthening of the US dollar during the quarter as we marked our foreign denominated intercompany receivables to market at the end of the quarter.

Income Taxes

Our effective tax rate for the three months ended December 28, 2008 and December 30, 2007 was 26% and 36%, respectively. During the first quarter of 2009, the U.S. Congress extended a research and development tax credit which was retroactive from January 1, 2008. The difference in our effective tax rate is due to a discrete U.S. research and development tax credit of approximately $400,000 recorded during the quarter ended December 28, 2008 for the retroactive portion of the tax credit and to a full-year projected tax credit for research and development in the annual rate calculation as opposed to only one quarter of a full-year credit in fiscal 2008.

Effective October 1, 2007, we adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). As a result of the implementation of FIN 48, we recognized approximately $374,000 of increase in our liability for unrecognized tax benefits. All of this increase was reflected as a reduction to the October 1, 2007 balance of retained earnings. At the adoption date of October 1, 2007, we had $1.3 million of gross unrecognized tax benefits, which, if recognized, would affect goodwill and our effective tax rate. At December 28, 2008 and September 28, 2008, we had $3.3 million of gross unrecognized tax benefits, all of which, if recognized, would affect goodwill and our effective tax rate. We recognize interest and penalties related to unrecognized tax benefits in income tax expense in the consolidated statements of income. We had $480,000 accrued interest and penalties at December 28, 2008 and September 28, 2008.

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

Liquidity and Capital Resources

Our overall financial condition remains strong. Our cash, cash equivalents and short-term marketable securities at December 28, 2008 totaled $65.9 million, compared with $69.3 million at September 28, 2008. We continue to have no long-term debt.

As we have previously stated, with the January 2007 suspension of U.S. shipments from the Medtronic Physio-Control unit, we have used cash, and it is possible we will use additional cash, to assist customers who transition to our products with various financing arrangements. We also may use cash to assist creditworthy customers with various financing arrangements as a result of the current difficult liquidity and credit environment.

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

Sources and Uses of Cash

To assist with the discussion, the following table presents the abbreviated cash flows for the three months ended December 28, 2008 and December 30, 2007:

(000’s omitted)	Three months ended December 28, 2008	Three months ended December 30, 2007
Net income	$2,894	$3,180
Changes not affecting cash	4,757	4,680
Changes in current assets and liabilities	3,202	(1,550)

Cash provided by operating activities	10,853	6,310
Cash used for investing activities	(1,257)	(13,794)
Cash provided by financing activities	44	251
Effect of foreign exchange rates on cash	(2,763)	(98)

Net change in cash and cash equivalents	6,877	(7,331)
Cash and cash equivalents - beginning of period	36,675	37,631

Cash and cash equivalents - end of period	$43,552	$30,300

Operating Activities

Cash provided by operating activities of $10.9 million for the three months ended December 28, 2008 increased $4.5 million compared to cash provided by operating activities for the three months ended December 30, 2007 of $6.3 million. The increase in cash provided by operating activities for the three months ended December 28, 2008 was primarily attributable to a $5.2 million change in cash provided by accounts receivable.

Investing Activities

Cash used in investing activities during the three months ended December 28, 2008 decreased approximately $12.5 million as compared to the cash used in investing activities during the three months ended December 30, 2007. This decrease was primarily attributable to the generation of $10.2 million in cash from net sales of marketable securities in the three months ended December 28, 2008, as compared to the use of $0.9 million for the net purchase of marketable securities for the prior year period. Additionally, payments of contingent consideration on prior period acquisitions decreased approximately $2.3 million and additions of property and equipment decreased $1.7 million. The decrease in cash used in investing activities during the three months ended December 28, 2008 was partially offset by $2.9 million used for the acquisition of Welch Allyn assets, as compared to no expenditures for acquisitions made in the prior-year period.

Financing Activities

Cash provided by financing activities during the three months ended December 28, 2008 was relatively flat compared to cash provided by financing activities from the previous year period.

Investments

In March 2004, we acquired substantially all the assets of Infusion Dynamics. Under the terms of the acquisition, we are obligated to make additional earn-out payments through 2011 (“contingencies”) based on performance of the acquired business. Because additional consideration is based on the growth of sales, a reasonable estimate of the future payments to be made cannot be determined. As these contingencies are resolved and the consideration is distributable, we record the fair value of the additional consideration as additional cost of the acquired assets. Our earn-out payments, in the form of cash, for fiscal 2006, 2007 and 2008 were approximately $445,000, $11,000, and $19,000, respectively. The annual earn-outs were accrued during the fiscal period when earned and paid out in the subsequent fiscal period.

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

We exercised our option to acquire the business and assets of Lifecor on March 22, 2006 and acquired the business and assets on April 10, 2006. We assumed Lifecor’s outstanding debt (plus an additional $3.0 million owed to us, which was cancelled) and certain stated liabilities. We paid the third-party debt in April 2006. We agreed to pay additional consideration in the form of earn-out payments to Lifecor based upon future revenue growth of the acquired business over a five-year period. Earn-out payments to Lifecor were made in the form of cash for fiscal 2006, 2007 and 2008 in the approximate amounts of $77,000, $3.2 million and $4.5 million, respectively. The annual earn-outs were accrued during the fiscal period when earned and paid out in the subsequent fiscal period. Because additional consideration will be based on the growth of sales, a reasonable estimate of the total acquisition cost cannot be determined.

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

In October 2008, we announced a strategic alliance with Welch Allyn involving research and development, manufacturing, sales, service, and distribution related to Welch Allyn’s defibrillator and monitoring products. During the quarter, we paid approximately $2.9 million for the purchase of assets related to the Welch Allyn defibrillator products. We anticipate that the remaining elements of the strategic alliance will be implemented over the next several months in accordance with the transition plan. Total consideration for all elements could approximate $6 million.

Debt Instruments and Related Covenants

We maintain an unsecured working capital line of credit with our bank. Under this working capital line, we may borrow, on a demand basis, up to $12 million. This line of credit bears interest at the bank’s rate of LIBOR plus 2% for short-term borrowings (2 – 3 months). For longer term loans, the line of credit bears interest at the rate of LIBOR plus 4% – 6%. No borrowings were outstanding on this line during fiscal 2008 or as of December 28, 2008. There are no covenants related to this line of credit.

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

	Payments Due by Period
(000’s omitted)	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Contractual Obligations
Non-Cancelable Operating Lease Obligations	$5,772	$2,308	$2,993	$321	$150
Purchase Obligations	4,773	1,526	1,632	1,615	—

Total Contractual Obligations	$10,545	$3,834	$4,625	$1,936	$150

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

Hedging Activities

We had two foreign currency forward contracts outstanding at December 28, 2008, serving to mitigate the foreign currency risk of a substantial portion of our Euro-denominated intercompany balances, in the total notional amount of approximately 10.5 million Euros. The net settlement amount of these two contracts on December 28, 2008 is an unrealized gain of approximately $61,000, which is included in earnings within “investment and other income.” We had a net realized gain of $1.6 million from foreign currency forward contracts during the quarter ended December 28, 2008, compared to net realized losses of $212,000 for the prior year’s quarter. Both amounts are included in the consolidated income statement within “investment and other income.”

During the quarter ended December 28, 2008, we had contracts outstanding totaling $3.9 million to serve as a hedge of our forecasted sales to our subsidiaries maturing prior to the end of the quarter. Because these derivatives did not qualify for hedge accounting in accordance with SFAS 133, we subsequently entered into offsetting derivatives, totaling $3.9 million. All of the contracts were marked to market with changes in fair value recorded in earnings. All of these contracts matured prior to December 28, 2008. We had a net realized loss of approximately $29,000 from these contracts for the quarter ended December 28, 2008, as compared to a net realized loss of approximately $122,000 for the quarter ended December 30, 2007, and these net realized losses were recorded in “investment and other income” in the consolidated statement of income.

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

We also license software under non-cancelable license agreements and provide services including training, installation, consulting and maintenance, which consists of product support services, and unspecified upgrade rights (collectively, post-contract customer support, “PCS”). Revenue from the sale of software is recognized in accordance with the American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended. License fee revenues are recognized when a non-cancelable license agreement has been signed, the software product has been delivered, there are no uncertainties surrounding product acceptance, the fees are fixed and determinable, and collection is considered probable. Revenues from maintenance agreements and upgrade rights are recognized ratably over the period of service. Revenue for services, such as software deployment and consulting, is recognized when the service is performed. Our software arrangements contain multiple elements, which include software products, services and PCS. Generally, we do not sell computer hardware products with our software products. We will occasionally facilitate the hardware purchase by providing information to the customer such as where to purchase the equipment. We generally do not have vendor-specific objective evidence of fair value for our software products. We do, however, have vendor-specific objective evidence of fair value for items such as consulting and technical services, deployment and PCS based upon the price charged when such items are sold separately. Accordingly, for transactions where vendor-specific objective evidence exists for undelivered elements but not for delivered elements, we use the residual method as discussed in SOP 98-9, “Modification of SOP 97-2.” Under the residual method, the total fair value of the undelivered elements, as indicated by vendor-specific objective evidence, is deferred and the difference between the total arrangement fee and the amount deferred for the undelivered elements is recognized as revenue related to the delivered elements.

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

Although the Company delivered the first two installments of the equipment during the fourth quarter of the fiscal year ended September 30, 2007, no revenue was recognized since objective and reliable evidence of fair value did not exist for all undelivered elements. The Company recognized revenue related to the delivered equipment in the first quarter of fiscal 2008 as it determined that objective and reliable evidence of fair value exists for all remaining undelivered elements, including maintenance, storage, insurance and accessories. The Company recognized approximately $8 million of revenue during the first quarter of fiscal 2008. The remaining amount of consideration is being recognized over a five-year period as the undelivered elements are delivered. As of December 28, 2008, the Company had approximately $3.0 million in deferred revenue related to this contract.

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

As of December 28, 2008, our accounts receivable balance of $84.0 million is reported net of allowances of $6.4 million. We believe our reported allowances at December 28, 2008 are adequate. If the financial condition of our customers was to deteriorate, however, resulting in their inability to make payments, we might need to record additional allowances, resulting in additional expenses being recorded for the period in which such determination was made.

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

Used ZOLL equipment is recorded at the lower of cost or market consistent with Accounting Research Bulletin No. 43 . We regularly review our reserves to assure that the balance sheet value associated with our trade-in equipment is properly stated.

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

Fair Value Measurements

During the first quarter of fiscal 2009, the Company adopted Financial Accounting Standards Board (“FASB”) SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), for all financial assets and liabilities and nonfinancial assets and liabilities which are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). In accordance with SFAS Position 157-2, “Effective Date of FASB Statement No. 157,” we have elected to defer implementation of SFAS 157 as it relates to our non-financial assets and non-financial liabilities that are recognized and disclosed at fair value in the financial statements on a nonrecurring basis until the first quarter of fiscal 2010. We are evaluating the impact, if any, SFAS 157 will have on our non-financial assets and liabilities. The adoption of SFAS 157 did not have a material effect on our financial condition or operating results.

The Company also adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115(“SFAS 159”), during the first quarter of fiscal 2009. SFAS 159 allows companies to choose to measure eligible financial instruments and certain other items at fair value that are not required to be measured at fair value. SFAS 159 requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings at each reporting date. The Company adopted SFAS 159 but has not elected the fair value option for any eligible financial instruments as of December 28, 2008.

Refer to Note 11, “Fair Value Measurements,” of this Form 10-Q for additional information on the adoption of SFAS 157 and SFAS 159.

Warranty Reserves

Our products are sold with warranty provisions that require us to remedy deficiencies in quality or performance over a specified period of time, usually one year for pre-hospital and international customers and five years for hospital customers. In instances where pre-hospital customers receive warranty coverage beyond one year, revenue is deferred based upon vendor specific objective evidence of fair value and recognized over the period of extended warranty. We provide for the estimated cost of product warranties at the time product is shipped and revenue is recognized. The costs that we estimate include material, labor, and shipping. While we engage in product quality programs and processes, our warranty obligation is affected by product failure rates, material usage and service delivery costs incurred in correcting a product failure. We believe that our recorded liability of $3.7 million at December 28, 2008 is adequate to cover future costs for the servicing of our products sold through that date and under warranty. If actual product failure rates, material usage or service delivery costs differ from our estimates, revisions to the estimated warranty liability would be required.

Inventory

We value our inventories at the lower of cost or market. Cost is determined by the first-in, first-out (“FIFO”) method, including material, labor and factory overhead.

Inventory on hand may exceed future demand either because the product is outdated, obsolete, or because the amount on hand is in excess of future needs. We provide for the total value of inventories that we determine to be obsolete based on criteria such as customer demand and changing technologies. We estimate excess inventory amounts by reviewing quantities on hand and comparing those quantities to sales forecasts for the next 12 months, identifying historical service usage trends, and matching that usage with the installed base quantities to estimate future needs. At December 28, 2008, our inventory was recorded at net realizable value requiring adjustments of $6.0 million, or 8.7% of our $68.3 million gross inventories.

Goodwill

At December 28, 2008, we had approximately $41.8 million in goodwill, primarily resulting from our acquisitions of Revivant (approximately $27 million), the assets of Lifecor (approximately $5 million), certain assets of BIO-key International, Inc. (approximately $5 million), and the assets of Infusion Dynamics (approximately $4 million.) In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” we test our goodwill for impairment at least annually by comparing the fair value of our reporting units to the carrying value of those reporting units. Fair value is determined based on an estimate of the discounted future cash flows expected from the reporting units. The determination of fair value requires significant judgment on the part of management about future revenues, expenses and other assumptions that contribute to the net cash flows of the reporting units. Additionally, we periodically review our goodwill for impairment whenever events or changes in circumstances indicate that an impairment has occurred.

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

Refer to Note 4, “Stock Option Plans,” to the consolidated financial statements for further discussion.

Risk Factors

There have been no material changes from the Risk Factors contained in our Annual Report on Form 10-K for the fiscal year ended September 28, 2008 which was filed with the SEC on December 8, 2008, with the following exception: we have added two new risk factors entitled, “Current and Future State and Other Municipality Budget Deficits Could Adversely Affect our Financial Performance,” and “The Company Has Entered Into A Strategic Alliance With Welch Allyn Which May Not Be Successful.”

If We Fail to Compete Successfully in the Future against Existing or Potential Competitors, Our Operating Results May Be Adversely Affected.

Our principal global competitors with respect to our entire cardiac resuscitation equipment product line are Physio-Control and Philips. Physio-Control is a subsidiary of Medtronic, Inc., a leading medical technology company, and has been the market leader in the defibrillator industry for over 20 years. As a result of Physio-Control’s dominant position in this industry, many potential customers have relationships with Physio-Control that could make it difficult for us to continue to penetrate the markets for our products. In addition, Physio-Control and Philips and other competitors each have significantly greater resources than we do. Accordingly, Physio-Control, Philips and other competitors could substantially increase the resources they devote to the development and marketing of products that are competitive with ours. These and other competitors may develop and successfully commercialize medical devices that directly or indirectly accomplish what our products are designed to accomplish in a superior and/or less expensive manner. In addition, although our biphasic waveform technology is unique, our competitors have devised alternative biphasic waveform technology. Medtronic previously announced its intention to spin off its external defibrillator business into a separate publicly traded company once it resolves quality issues with the Food and Drug Administration (“FDA”), which have disrupted shipments of its products. How these continuing developments will affect the competitive landscape in the future is unclear, but the Company has taken steps to pursue additional customers. (See additional discussion of this situation regarding Physio-Control, Medtronic’s external defibrillator business, in the risk factor below entitled, “The Resumption of Unrestricted Shipments of Physio-Control, a Division of Medtronic, May Adversely Affect our Revenues and Profits.”)

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

Current and Future State and Other Municipality Budget Deficits Could Adversely Affect our Financial Performance.

Many of the Company’s customers include State and other municipal agencies. In a recent article by the Center on Budget and Policy Priorities, the Center estimated that approximately 45 states are facing or will face budget deficits in fiscal 2009 and/or fiscal 2010. Because of these budget deficits, our customers may delay their purchases of capital equipment from the Company in the near-term due to the current economic environment. Although the equipment will ultimately need to be replaced as defibrillator products are a standard of care, we cannot be sure as to how long such delays may continue. Significant purchasing delays may adversely affect the Company’s financial performance.

Recent Economic Trends Could Adversely Affect our Financial Performance.

Economic downturns and declines in consumption in our markets may affect the levels of both our sales and profitability. As widely reported, the domestic and global financial markets have been experiencing disruption in recent months, including severely diminished liquidity and credit availability. Concurrently, economic weakness has grown more severe. We believe these conditions have not materially affected our financial position as of December 28, 2008 or our liquidity for the quarter ended December 28, 2008. However, we could be negatively impacted if these conditions continue for a sustained period of time, or if there is further deterioration in financial markets and major economies. The current tightening of credit in financial markets may adversely affect the ability of our customers and suppliers to obtain financing, which could result in a decrease in, or deferrals or cancellations of, the sale of our products and services. In addition, weakening economic conditions and outlook may result in a further decline in the level of our customers’ spending that could adversely affect our results of operations and liquidity. We are unable to predict the likely duration and severity of the current disruption in the domestic and global financial markets and the related adverse economic conditions.

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

Approximately 25% to 33% of our revenue is generated in foreign markets. More than half of this revenue, representing our direct subsidiaries sales, is denominated in a foreign currency and, as such, is subject to direct foreign currency exposure. The currency exposure on the revenue is partially offset by the operating expenses which are also denominated in local currencies. The currency exposure is also partially offset by any forward contracts entered into to hedge our exposure to exchange rates. The other portion of revenue generated in the foreign markets is sold to distributors and is denominated in U.S. Dollars. This revenue could be subject to price pressure as the U.S. Dollar strengthens.

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

Failure to Comply with HIPAA Obligations Puts Us at Risk.

The Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) created two new federal crimes: healthcare fraud and false statements relating to healthcare matters. The healthcare fraud statute prohibits knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, including private payers. A violation of this statute is a felony and may result in fines, imprisonment or exclusion from government-sponsored programs. The false statements statute prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. A violation of this statute is a felony and may result in fines or imprisonment.

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

Our International Sales Expose Our Business to a Variety of Risks That Could Result in Significant Fluctuations in Our Results of Operations.

Approximately 33% of our sales for the first quarter of fiscal 2009 were made to foreign purchasers, and we plan to increase the sale of our products to foreign purchasers in the future. As a result, a significant portion of our sales is and will continue to be subject to the risks of international business, including:

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

Intangibles and Goodwill We Currently Carry on Our Balance Sheet May Become Impaired.

At December 28, 2008, we had approximately $78 million of goodwill and intangible assets on our balance sheet. These assets are subject to impairment if the cash flow that we generate from these assets specifically, or our business more broadly, are insufficient to justify the carrying value of the assets. Factors affecting our ability to generate cash flow from these assets include, but are not limited to, general market conditions, product acceptance, pricing and competition, distribution, costs of production and operations.

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

Management believes it has a conservative investment policy. It calls for investing in high quality investment grade securities with an average duration of 24 months or less. However, with the volatility of interest rates and fluctuations in credit quality of the underlying investments and issues of general market liquidity, there can be no assurance that the Company’s investments will not lose value. Management does not believe it has material exposure currently. For example, a reduction in military expenditures in the monitoring and resuscitation markets would adversely affect business opportunities expected to result from the strategic alliance.

The Company Has Entered Into A Strategic Alliance With Welch Allyn Which May Not Be Successful.

The Company recently announced a strategic alliance with Welch Allyn involving research and development, manufacturing, sales, service, and distribution related to Welch Allyn’s defibrillator and monitoring products. If we are delayed or fail to achieve our goals for this strategic alliance, our operating results could be unfavorably affected. For example, a reduction in military expenditures in the monitoring and resuscitation markets would adversely affect business opportunities expected to result from the strategic alliance.

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

We had two foreign currency forward contracts outstanding at December 28, 2008, serving to mitigate the foreign currency risk of a substantial portion of our Euro-denominated intercompany balances, in the total notional amount of approximately 10.5 million Euros. The fair value of these contracts at December 28, 2008 was approximately $14.8 million, resulting in an unrealized gain of $61,000. A sensitivity analysis of a change in the fair value of the Euro derivative foreign exchange contracts outstanding at December 28, 2008 indicates that, if the U.S. dollar weakened by 10% against the Euro, the fair value of this contract would decrease by approximately $1.5 million resulting in a total loss on the contract of approximately $1.4 million. Conversely, if the U.S. dollar strengthened by 10% against the Euro, the fair value of this contract would increase by approximately $1.3 million resulting in a total gain on the contract approximately of $1.4 million. Any gains and losses on the fair value of the derivative contract would be largely offset by losses and gains on the underlying transaction. These offsetting gains and losses are not reflected in the analysis below.

Intercompany Receivable Hedge

Exchange Rate Sensitivity: December 28, 2008

(Amounts in $)

	Expected Maturity Dates							Unrealized
	2009	2010	2011	2012	2013	Thereafter	Total	gain
Forward Exchange Agreements (Receive $/Pay Euro) Contract Amount	$14,824,000						$14,824,000	$61,000
Average Contract Exchange Rate	1.4118	—	—	—	—	—	1.4118

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of December 28, 2008, the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures are effective.

Changes in Internal Controls Over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended December 28, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There have been no material changes from the Risk Factors contained in our Annual Report on Form 10-K for the fiscal year ended September 28, 2008, which was filed with the SEC on December 8, 2008, with the following exception: we have added two new risk factors entitled, “Current and Future State and Other Municipality Budget Deficits Could Adversely Affect our Financial Performance,” and “The Company Has Entered Into A Strategic Alliance With Welch Allyn Which May Not Be Successful.” The risk factors as so modified have been repeated in their entirety for the reader’s convenience in Part I, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Factors.”

Item 5.	Other Information

(a)	Not applicable.

(b)	During the period covered by this report, there were no changes to the procedures by which security holders may recommend nominees to the Board of Directors.

Item 6.	Exhibits

Exhibit No.	Exhibit

3.1	Amended and Restated By-laws. (1)

3.2	Certificate of Amendment to the Company’s Amended and Restated By-laws. (2)

3.3	Certificate of Amendment to the Company’s Amended and Restated By-laws. (3)

10.1	Amended and Restated 2001 Stock Incentive Plan, as amended and restated by the Board of Directors on November 11, 2008 and approved by the Company’s stockholders on January 20, 2009. (4)

10.2	Amended and Restated 2006 Non-Employee Director Stock Option Plan, as amended and restated by the Board of Directors on November 11, 2008 and approved by the Company’s stockholders on January 20, 2009. (4)

10.3	Amended and Restated 2001 Stock Incentive Plan, as amended and restated by the Board of Directors on November 11, 2008. (5)

10.4	Amended and Restated 2006 Non-Employee Director Stock Option Plan, as amended and restated by the Board of Directors on November 11, 2008. (6)

10.5	Form of Non-Qualified Stock Option Agreement under Amended and Restated 2001 Stock Incentive Plan, as amended on November 11, 2008. (7)

10.6	Form of Restricted Stock Award Agreement under Amended and Restated 2001 Stock Incentive Plan, as amended on November 11, 2008. (8)

10.7	Form of Non-Qualified Stock Option Agreement under Amended and Restated 2006 Non-Employee Director Stock Option Plan, as amended on November 11, 2008. (9)

10.8	Amendment dated November 17, 2008 to Employment Agreement dated July 19, 1996 between the Company and Richard A. Packer. (10)

10.9	Amendment dated November 17, 2008 to Senior Executive Severance Agreement dated as of January 21, 2000 between the Company and Richard A. Packer. (11)

10.10	Amendment dated November 11, 2008 to Amended and Restated Executive Severance Agreement dated April 1, 2002 between the Company and A. Ernest Whiton. (12)

10.11	Amendment dated November 25, 2008 to Executive Severance Agreement dated May 17, 2002 between the Company and Edward Dunn. (13)

10.12	Amendment dated November 19, 2008 to Executive Severance Agreement dated April 25, 2002 between the Company and Donald Boucher. (14)

10.13	Amendment dated November 25, 2008 to Executive Severance Agreement dated May 7, 2002 between the Company and Ward Hamilton. (15)

10.14	Amendment dated December 1, 2008 to Executive Severance Agreement dated May 6, 2002 between the Company and Steven Flora. (16)

10.15	Executive Severance Agreement dated as of November 11, 2008 between the Company and Jonathan Rennert. (17)

10.16	Executive Severance Agreement dated as of November 11, 2008 between the Company and E. Jane Wilson. (18)

10.17	Amendment dated November 11, 2008 to Executive Severance Agreement dated August 10, 2005 between the Company and Alexander Moghadam. (19)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (4)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (4)

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (20)

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (20)

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1, as amended, under the Securities Act of 1933 (Registration Statement No. 333-47937) filed with the Securities and Exchange Commission on May 15, 1992).

(2)	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 25, 2007.

(3)	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 12, 2008.

(4)	Filed herewith.

(5)	Incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 8, 2008.

(6)	Incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 8, 2008.

(7)	Incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 8, 2008.

(8)	Incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 8, 2008.

(9)	Incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 8, 2008.

(10)	Incorporated by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 8, 2008.

(11)	Incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 8, 2008.

(12)	Incorporated by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 8, 2008.

(13)	Incorporated by reference to Exhibit 10.39 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 8, 2008.

(14)	Incorporated by reference to Exhibit 10.40 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 8, 2008.

(15)	Incorporated by reference to Exhibit 10.41 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 8, 2008.

(16)	Incorporated by reference to Exhibit 10.42 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 8, 2008.

(17)	Incorporated by reference to Exhibit 10.43 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 8, 2008.

(18)	Incorporated by reference to Exhibit 10.44 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 8, 2008.

(19)	Incorporated by reference to Exhibit 10.45 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 8, 2008.

(20)	Furnished herewith.

*	This certification shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, nor shall it be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZOLL MEDICAL CORPORATION

Date: February 6, 2009	By:	/s/ RICHARD A. PACKER
Richard A. Packer,
Chief Executive Officer
(Principal Executive Officer)

Date: February 6, 2009	By:	/s/ A. ERNEST WHITON
A. Ernest Whiton,
Vice President of Administration and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit

3.1	Amended and Restated By-laws. (1)

3.2	Certificate of Amendment to the Company’s Amended and Restated By-laws. (2)

3.3	Certificate of Amendment to the Company’s Amended and Restated By-laws. (3)

10.1	Amended and Restated 2001 Stock Incentive Plan, as amended and restated by the Board of Directors on November 11, 2008 and approved by the Company’s stockholders on January 20, 2009. (4)

10.2	Amended and Restated 2006 Non-Employee Director Stock Option Plan, as amended and restated by the Board of Directors on November 11, 2008 and approved by the Company’s stockholders on January 20, 2009. (4)

10.3	Amended and Restated 2001 Stock Incentive Plan, as amended and restated by the Board of Directors on November 11, 2008. (5)

10.4	Amended and Restated 2006 Non-Employee Director Stock Option Plan, as amended and restated by the Board of Directors on November 11, 2008. (6)

10.5	Form of Non-Qualified Stock Option Agreement under Amended and Restated 2001 Stock Incentive Plan, as amended on November 11, 2008. (7)

10.6	Form of Restricted Stock Award Agreement under Amended and Restated 2001 Stock Incentive Plan, as amended on November 11, 2008. (8)

10.7	Form of Non-Qualified Stock Option Agreement under Amended and Restated 2006 Non-Employee Director Stock Option Plan, as amended on November 11, 2008. (9)

10.8	Amendment dated November 17, 2008 to Employment Agreement dated July 19, 1996 between the Company and Richard A. Packer. (10)

10.9	Amendment dated November 17, 2008 to Senior Executive Severance Agreement dated as of January 21, 2000 between the Company and Richard A. Packer. (11)

10.10	Amendment dated November 11, 2008 to Amended and Restated Executive Severance Agreement dated April 1, 2002 between the Company and A. Ernest Whiton. (12)

10.11	Amendment dated November 25, 2008 to Executive Severance Agreement dated May 17, 2002 between the Company and Edward Dunn. (13)

10.12	Amendment dated November 19, 2008 to Executive Severance Agreement dated April 25, 2002 between the Company and Donald Boucher. (14)

10.13	Amendment dated November 25, 2008 to Executive Severance Agreement dated May 7, 2002 between the Company and Ward Hamilton. (15)

10.14	Amendment dated December 1, 2008 to Executive Severance Agreement dated May 6, 2002 between the Company and Steven Flora. (16)

10.15	Executive Severance Agreement dated as of November 11, 2008 between the Company and Jonathan Rennert. (17)

10.16	Executive Severance Agreement dated as of November 11, 2008 between the Company and E. Jane Wilson. (18)

10.17	Amendment dated November 11, 2008 to Executive Severance Agreement dated August 10, 2005 between the Company and Alexander Moghadam. (19)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (4)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (4)

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (20)

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (20)

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1, as amended, under the Securities Act of 1933 (Registration Statement No. 333-47937) filed with the Securities and Exchange Commission on May 15, 1992).

(2)	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 25, 2007.

(3)	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 12, 2008.

(4)	Filed herewith.

(5)	Incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 8, 2008.

(6)	Incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 8, 2008.

(7)	Incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 8, 2008.

(8)	Incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 8, 2008.

(9)	Incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 8, 2008.

(10)	Incorporated by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 8, 2008.

(11)	Incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 8, 2008.

(12)	Incorporated by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 8, 2008.

(13)	Incorporated by reference to Exhibit 10.39 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 8, 2008.

(14)	Incorporated by reference to Exhibit 10.40 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 8, 2008.

(15)	Incorporated by reference to Exhibit 10.41 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 8, 2008.

(16)	Incorporated by reference to Exhibit 10.42 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 8, 2008.

(17)	Incorporated by reference to Exhibit 10.43 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 8, 2008.

(18)	Incorporated by reference to Exhibit 10.44 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 8, 2008.

(19)	Incorporated by reference to Exhibit 10.45 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 8, 2008.

(20)	Furnished herewith.

*	This certification shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, nor shall it be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.