Form 10-Q
period 2009-03-29
ZOLL MEDICAL CORP
filed 2009-05-08
CIK 887568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2009.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

Class	Outstanding at May 4, 2009
Common Stock, $0.01 par value	21,085,230

This document consists of 41 pages.

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

ZOLL MEDICAL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(000’s omitted, except per share data)

(Unaudited)

	March 29, 2009	September 28, 2008
ASSETS
Current assets:
Cash and cash equivalents	$37,026	$36,675
Short-term marketable securities	29,984	32,597
Accounts receivable, less allowance of $6,181 March 29, 2009 and $6,229 at September 28, 2008	81,855	84,423
Inventories:
Raw materials	27,639	24,682
Work-in-process	5,781	6,568
Finished goods	34,493	29,773

	67,913	61,023
Prepaid expenses and other current assets	13,438	12,313

Total current assets	230,216	227,031

Property and equipment, at cost:
Land, building and building improvements	1,261	1,271
Machinery and equipment	86,438	79,101
Construction in progress	1,883	1,569
Tooling	17,168	16,463
Furniture and fixtures	3,947	3,957
Leasehold improvements	5,346	5,372

	116,043	107,733
Less: accumulated depreciation	77,699	73,779

Net property and equipment	38,344	33,954

Investments	1,310	1,310
Notes receivable	3,689	3,581
Long-term marketable securities	1,735	1,772
Goodwill	41,811	42,146
Patents and developed technology, net	20,186	20,951
Intangibles and other assets, net	18,006	15,275

	$355,297	$346,020

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$28,730	$17,539
Deferred revenue	29,146	25,771
Accrued expenses and other liabilities	22,879	31,931

Total current liabilities	80,755	75,241

Non-Current liabilities:
Other long-term liabilities	2,921	2,921

Total liabilities	83,676	78,162

Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $0.01 par value, 1,000 shares authorized, none issued or outstanding; Common stock, $0.01 par value, 38,000 shares authorized, 21,041 and 21,018 issued and outstanding at March 29, 2009 and September 28, 2008, respectively	210	210
Capital in excess of par value	157,393	155,547
Accumulated other comprehensive loss	(10,352)	(7,593)
Retained earnings	124,370	119,694

Total stockholders’ equity	271,621	267,858

	$355,297	$346,020

See notes to unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(000’s omitted, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	March 29, 2009	March 30, 2008	March 29, 2009	March 30, 2008
Product sales	$82,183	$93,237	$163,055	$181,285
Rental revenue	10,525	5,923	19,115	10,890

Total net sales	92,708	99,160	182,170	192,175
Cost of products sold	42,084	43,885	82,618	90,587
Cost of rental revenue	2,479	1,637	4,494	2,805

Total cost of goods sold	44,563	45,522	87,112	93,392

Gross profit	48,145	53,638	95,058	98,783
Expenses:
Selling and marketing	27,632	28,420	54,181	53,548
General and administrative	7,993	8,119	15,626	15,729
Research and development	10,116	8,549	18,085	16,381

Total expenses	45,741	45,088	87,892	85,658

Income from operations	2,404	8,550	7,166	13,125
Investment and other income (loss), net	237	285	(632)	678

Income before income taxes	2,641	8,835	6,534	13,803
Provision for income taxes	859	3,181	1,858	4,969

Net income	$1,782	$5,654	$4,676	$8,834

Basic earnings per common share	$0.08	$0.27	$0.22	$0.43

Weighted average common shares outstanding	21,077	20,782	21,069	20,747

Diluted earnings per common and common equivalent share	$0.08	$0.27	$0.22	$0.42

Weighted average common and common equivalent shares outstanding	21,160	21,208	21,219	21,142

See notes to unaudited condensed consolidated financial statements.

ZOLL MEDICAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(000’s omitted)

(Unaudited)

	Six Months Ended
	March 29, 2009	March 30, 2008
OPERATING ACTIVITIES:
Net income	$4,676	$8,834
Charges not affecting cash:
Depreciation and amortization	8,698	8,374
Stock-based compensation expense	1,694	1,255
Changes in current assets and liabilities:
Accounts receivable	223	(2,249)
Inventories	(7,071)	(6,086)
Prepaid expenses and other current assets	(1,210)	(570)
Accounts payable and accrued expenses	13,982	(4,125)

Cash provided by operating activities	20,992	5,433
INVESTING ACTIVITIES:
Purchases of marketable securities	(33,030)	(15,695)
Sales of marketable securities	35,749	15,457
Additions to property and equipment	(9,988)	(9,095)
Cash paid for acquired assets	(3,748)	—
Milestone payments related to prior years’ acquisitions	(4,500)	(6,816)
Other assets, net	(2,224)	(1,698)

Cash used for investing activities	(17,741)	(17,847)
FINANCING ACTIVITIES:
Proceeds from the exercise of stock options	152	1,529

Cash provided by financing activities	152	1,529
Effect of exchange rates on cash and cash equivalents	(3,052)	249

Net increase(decrease) in cash and cash equivalents	351	(10,636)
Cash and cash equivalents at beginning of period	36,675	37,631

Cash and cash equivalents at end of period	$37,026	$26,995

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period:
Income taxes	$1,179	$3,512
Non-cash activity during the period:
Common stock issued at fair value for acquisition of Revivant	$—	$5,756

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

An immaterial amount of international sales of LifeVest and data collection management software is currently reflected in the North American pre-hospital market.

Net sales by customer/product categories were as follows:

	Three Months Ended		Six Months Ended
(000’s omitted)	March 29, 2009	March 30, 2008	March 29, 2009	March 30, 2008
Hospital Market—North America	$17,484	$27,865	$37,772	$61,082
Pre-hospital Market—North America	47,145	40,956	86,255	73,413
Other—North America	5,421	5,779	11,712	11,035
International Market	22,658	24,560	46,431	46,645

	$92,708	$99,160	$182,170	$192,175

The Company reports assets on a consolidated basis to the chief operating decision maker.

Geographic information: Net sales by major geographical area, determined on the basis of destination of the goods, are as follows:

	Three Months Ended		Six Months Ended
(000’s omitted)	March 29, 2009	March 30, 2008	March 29, 2009	March 30, 2008
United States	$61,401	$67,561	$121,655	$135,899
Foreign	31,307	31,599	60,515	56,276

	$92,708	$99,160	$182,170	$192,175

No individual foreign country represented 10% or more of our revenues or assets for the three or six months ended March 29, 2009 or March 30, 2008, respectively.

3. Comprehensive Income

The Company computes comprehensive income in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 130 “Reporting Comprehensive Income” (“SFAS 130”). SFAS 130 establishes standards for the reporting and display of comprehensive income and its components in financial statements. Other comprehensive income, as defined, includes all changes in equity during a period from non-owner sources, such as unrealized gains and losses on available-for-sale securities and foreign currency translation. Total comprehensive income for the three and six months ended March 29, 2009 and March 30, 2008, respectively, was as follows:

	Three Months Ended		Six Months Ended
(000’s omitted)	March 29, 2009	March 30, 2008	March 29, 2009	March 30, 2008
Net income	$1,782	$5,654	$4,676	$8,834
Unrealized gain (loss) on available-for-sales securities, net of tax	145	(10)	107	(26)
Foreign currency translation adjustment	(269)	284	(2,866)	(602)

Total comprehensive income	$1,658	$5,928	$1,917	$8,206

4. Stock Option Plans

At March 29, 2009, the Company had two active stock-based compensation plans under which stock-based grants may be issued, and two other stock-based compensation plans under which grants are no longer being made. No further grants are being made under the Company’s 1992 Stock Option Plan (“1992 Plan”) and 1996 Non-Employee Directors’ Stock Option Plan (“1996 Plan”), but option grants remain outstanding under both plans. The Company’s active plans are the Amended and Restated 2001 Stock Incentive Plan (“2001 Plan”) and the Amended and Restated 2006 Non-Employee Director Stock Option Plan (“2006 Plan”).

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

Stock-based compensation charges totaled approximately $878,000 and $1.7 million during the three and six months ended March 29, 2009, respectively, and totaled approximately $663,000 and $1.3 million during the three and six months ended March 30, 2008, respectively. The effect of recording stock-based compensation by line item for the three and six months ended March 29, 2009 and March 30, 2008 was as follows:

	Three Months Ended		Six Months Ended
(000’s omitted)	March 29, 2009	March 30, 2008	March 29, 2009	March 30, 2008
Cost of goods sold	$80	$66	$155	$107
Selling and marketing expense	207	163	404	316
General and administrative expense	463	335	884	627
Research and development expense	128	99	251	205

Total stock-based compensation	$878	$663	$1,694	$1,255

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions for grants issued during the six months ended March 29, 2009 and March 30, 2008:

	2009	2008
Dividend yield	0%	0%
Expected volatility	46.1%	46.9%
Risk-free interest rate	2.54%	3.17%
Expected lives (years)	5.13	6.35

At March 29, 2009, there was approximately $7.3 million of unrecognized compensation cost related to non-vested awards, which the Company expects to recognize over a weighted-average period of 2.6 years.

The weighted-average, grant-date fair value of options granted (estimated using the Black-Scholes option-pricing model) was $9.63 and $11.72 for the six months ended March 29, 2009 and March 30, 2008, respectively. During the six months ended March 29, 2009, the Company issued 23,102 shares of Common Stock pursuant to exercised options for proceeds of approximately $152,000. Total intrinsic value of options exercised for the six months ended March 29, 2009 and March 30, 2008 was approximately $243,000 and $992,000, respectively. It is the Company’s policy to issue new shares upon the exercise of options.

The following table summarizes the status of outstanding stock options as of March 29, 2009, as well as changes during the six months ended March 29, 2009:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term in Years	Aggregate Intrinsic Value ($000’s)
Outstanding at September 28, 2008	1,901,819	$18.42
Granted	240,000	22.05
Exercised	(23,102)	6.63
Forfeited	(1,125)	11.99

Outstanding at March 29, 2009	2,117,592	$18.96	6.05	$1,314

Exercisable at March 29, 2009	1,267,392	$17.36	4.45	$951

The following table summarizes the status of unvested restricted stock awards as of March 29, 2009, as well as changes during the six months ended March 29, 2009:

	Shares	Weighted-Average Fair Value
Unvested at September 28, 2008	42,500	$21.23
Granted	—	—
Vested	—	—
Forfeited	(519)	27.07

Unvested at March 29, 2009	41,981	$21.15

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

	Three Months Ended		Six Months Ended
(000’s omitted)	March 29, 2009	March 30, 2008	March 29, 2009	March 30, 2008
Average shares outstanding for basic earnings per share	21,077	20,782	21,069	20,747
Dilutive effect of stock options and unvested restricted stock	83	426	150	395

Average shares outstanding for diluted earnings per share	21,160	21,208	21,219	21,142

Average shares outstanding for diluted earnings per share for the three and six months ended March 29, 2009 does not include options to purchase 1.7 million and 1.3 million shares of Common Stock, respectively, as their effect would have been antidilutive. Average shares outstanding for diluted earnings per share for the three and six months ended March 30, 2008 does not include options to purchase 634,000 and 664,000 shares of Common Stock, respectively, as their effect would have been antidilutive.

6. Derivative Instruments and Hedging Activities

The Company operates globally and its earnings and cash flows are exposed to market risk from changes in currency exchange rates. The Company addresses these risks through a risk management program that includes the use of derivative financial instruments. The program is operated pursuant to documented corporate risk management policies. The Company does not typically enter into derivative transactions for speculative purposes.

The Company uses foreign currency forward contracts to manage its currency transaction exposures with intercompany receivables denominated in foreign currencies. These currency forward contracts are not designated as cash flow, fair value or net investment hedges under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) and, therefore, are marked to market with changes in fair value recorded to earnings. These derivative instruments do not subject the Company’s earnings or cash flows to material risk since gains and losses on those derivatives offset losses and gains on the assets and liabilities being hedged.

The Company had four foreign currency forward contracts outstanding at March 29, 2009, serving to mitigate the foreign currency risk of a substantial portion of the Company’s foreign currency-denominated intercompany balances, totaling approximately $14.5 million. The net settlement amount of these four contracts on March 29, 2009 is an unrealized gain of approximately $425,000, which is included in earnings within “investment and other income (loss), net.” The Company had a net realized gain of $162,000 from foreign currency forward contracts during the quarter ended March 29, 2009, compared to net realized losses of $757,000 for the prior year’s quarter. Both amounts are included in the consolidated statements of income within “investment and other income (loss), net.”

As of March 29, 2009, the Company did not have any contracts outstanding to serve as a hedge of the Company’s forecasted sales to its subsidiaries. As of March 30, 2008, the Company had contracts outstanding totaling $7.7 million to serve as a hedge of its forecasted sales to its subsidiaries, all maturing in less than twelve months. Because these derivatives did not qualify for hedge accounting in accordance with SFAS 133, the Company entered into offsetting derivatives, totaling $7.8 million. All of the contracts were marked to market with changes in fair value recorded to earnings. At March 30, 2008, the net settlement amount on these contracts was an unrealized loss of approximately $153,000. Net realized losses were approximately $130,000 for the quarter ended March 30, 2008 and were recorded in “investment and other income (loss), net” in the consolidated statements of income.

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

Product warranty activity for the six months ended March 29, 2009 and March 30, 2008 is as follows:

(000’s omitted)	Beginning Balance	Accruals for Warranties Issued During the Period	Decrease to Pre-existing Warranties	Ending Balance
March 29, 2009	$3,733	$544	$395	$3,882
March 30, 2008	$3,328	$896	$420	$3,804

8. Strategic Alliances and Acquisitions

Strategic Alliance with Welch Allyn

In October 2008, the Company announced a strategic alliance with Welch Allyn, Inc. involving research and development, manufacturing, sales, service, and distribution related to Welch Allyn’s defibrillator and monitoring products. During fiscal 2009, the Company paid approximately $4 million for the purchase of assets, which consist primarily of capitalized software, inventory and fixed assets, related to the Welch Allyn defibrillator products. The Company anticipates that the remaining elements of the strategic alliance will be implemented over the next several months in accordance with the transition plan. Total consideration for all assets to be acquired could approximate $6 million.

Contingent Consideration for Prior Period Acquisitions

The terms of the April 2006 acquisition of the assets of Lifecor, Inc. (“Lifecor”) provide for possible annual earn-out payments based upon revenue growth over a multi-year period. Such payments may be due with respect to the former shareholders of Lifecor through fiscal 2011. These earn-out payments for fiscal 2009 and beyond are calculated as 100% of qualifying revenues earned in the current fiscal year in excess of the greater of the prior fiscal year qualifying revenues or $30 million. For fiscal 2008, $4.5 million was paid to the former shareholders of Lifecor.

The terms of the March 2004 acquisition of the assets of Infusion Dynamics, Inc. (“Infusion Dynamics”) also provided for possible annual earn-out payments based upon revenue growth through fiscal 2011. For fiscal 2008, approximately $19,000 was paid to the former shareholders of Infusion Dynamics.

Because the prospective earn-out payments for Infusion Dynamics and Lifecor are based upon revenue growth over several years, a reasonable estimate of the future payment obligations could not be determined. The annual earn-out payments will be recorded as an additional cost of the purchase and recorded as goodwill if the revenue growth specified in the respective acquisition agreements is achieved and becomes payable. The annual earn-out payments are accrued during the respective fiscal year in which they are earned and are paid in the respective subsequent fiscal year.

9. Intangibles and Other Assets

Intangibles and other assets consist of:

(000’s omitted)	Weighted Average Life	March 29, 2009		September 28, 2008
		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Patents and developed technology	12 years	$29,413	$9,227	$28,855	$7,904
Prepaid license fees	17 years	11,463	3,354	11,426	3,072
Customer-related intangibles	10 years	4,750	1,367	4,750	1,137
Intangible assets not subject to amortization	—	890	—	890	—
Other assets	—	8,330	2,706	4,767	2,349

		$54,846	$16,654	$50,688	$14,462

Amortization of acquired intangibles for the three months ended March 29, 2009 and March 30, 2008 was approximately $710,000 and $738,000, respectively, and is included in operating expenses in the consolidated statements of income. For the six months ended March 29, 2009 and March 30, 2008, amortization of acquired intangibles was approximately $1.4 million and $1.5 million, respectively, and is included in operating expenses in the consolidated statements of income.

10. Income Taxes

The Company’s effective tax rate for the three months ended March 29, 2009 and March 30, 2008 was 33% and 36%, respectively.

The Company’s effective tax rate for the six months ended March 29, 2009 was a tax provision of 28% as compared to 36% for the same period in fiscal 2008. The difference in the effective tax rate is due to the fact that the U.S. Congress extended a research and development tax credit, retroactive from January 1, 2008, during the first quarter of fiscal 2009. A full-year tax credit estimate is included in the Company’s fiscal 2009 rate calculation along with a discrete period adjustment of approximately $400,000 recognized during the first quarter of fiscal 2009 to record the tax credit related to the retroactive application of the credit extension. The comparable prior-year period rate only contained one quarter of a full-year credit in the annual rate calculation. The Company initially estimated that its fiscal 2009 effective tax rate would be approximately 35%. Based on the Company’s second quarter results and lower expected annual earnings, the Company currently estimates that its fiscal 2009 effective tax rate will be approximately 33%.

As of March 29, 2009 and September 28, 2008, the Company had $3.3 million of gross unrecognized tax benefits which, if recognized, could impact goodwill and/or the effective tax rate. Of the $3.3 million current-year balance, $1.2 million is expected to reverse in fiscal 2009. The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense in the consolidated statements of income. As of March 29, 2009 and September 28, 2008, the Company had $480,000 of accrued interest and penalties in income taxes payable.

The Company is subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions. The Company has concluded all U.S. federal and most state and foreign income tax matters through fiscal 2004. The Company does not currently have any income tax audits in progress.

11. Fair Value Measurements

Effective September 29, 2008, SFAS No. 157, “Fair Value Measurement,” (“SFAS 157”) was implemented for financial assets and liabilities that are re-measured and reported at fair value at each reporting period-end date, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually. In accordance with the provisions of FASB Staff Position No. 157-2, “Effective Date of FASB Statement No. 157”, the Company has elected to defer implementation of SFAS 157 as it relates to any non-financial assets and non-financial liabilities that are recognized and disclosed at fair value in the financial statements on a nonrecurring basis until fiscal 2010. The Company is evaluating the impact, if any, that SFAS 157 will have on its non-financial assets and liabilities. The adoption of SFAS 157 in relation to financial assets and liabilities and non-financial assets and liabilities that are re-measured and reported at fair value at least annually did not have a material impact on the Company’s financial results.

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of March 29, 2009, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value (in thousands):

(000’s omitted)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$3,812	$3,812	$—	$—
Available for sale securities (1)	31,719	23,997	7,722	—

Total	$35,531	$27,809	$7,722	$—

(1)	Included in short-term marketable securities and long-term marketable securities in the accompanying condensed, consolidated balance sheet.

There were no financial liabilities measured at fair value as of March 29, 2009, and there were no changes in the Company’s valuation techniques used to measure fair values on a recurring basis as a result of partially adopting SFAS 157.

The Company also adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115,” (“SFAS 159”) during the first quarter of fiscal 2009. SFAS 159 allows companies to choose to measure eligible financial instruments and certain other items at fair value that are not required to be measured at fair value. SFAS 159 requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings at each reporting date. The Company adopted SFAS 159 but has not elected the fair value option for any eligible financial instruments as of March 29, 2009.

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

13. Marketable Securities

During fiscal 2008, the Company reclassified approximately $2 million of its marketable securities from current assets to non-current assets due to the recent illiquidity in the auction-rate securities market. The underlying assets of these investments are student loans that are backed by the federal government. During fiscal 2008, auctions failed for the auction rate securities. As a result, the Company’s ability to liquidate and fully recover the carrying value of the auction rate securities in the near term may be limited. An auction failure means that the parties wishing to sell the securities could not do so. The Company’s auction rate securities are currently rated “AAA.” The Company recorded a $100,000 impairment charge in fiscal 2008 on these securities based on valuation models. Subsequently, the Company entered into a Rights Agreement with UBS Financial Services, Inc. (“UBS”), through which these securities were acquired. The Rights Agreement entitles the Company to sell these securities to UBS at any time between June 30, 2010 and July 2, 2012 for par value. The Company will continue to receive interest payments based on the default provisions in the instruments until the securities are sold on the market or sold to UBS during the period established by the Rights Agreement. If the Company does not exercise its right to sell the auction rate securities to UBS by July 2, 2012, they will expire and UBS will have no further obligation to the Company. The Rights Agreement releases UBS from all claims related to the securities except consequential damages. UBS has the right to purchase the auction rate securities at par value, without prior notice, from the Company at any time after the acceptance date. The Company believes these securities are not materially impaired, primarily due to the government guarantee of the underlying securities and also because of the agreement by UBS to purchase, at the Company’s option, from June 30, 2010 to July 2, 2012, the auction rate securities that the Company originally acquired from UBS.

At the end of fiscal 2008, the Company also held approximately $600,000 of marketable mortgage-backed securities. In fiscal 2008, the Company recorded a $100,000 impairment charge on these securities based on valuation models. During the first quarter of 2009, the Company sold the majority of its marketable mortgage-backed securities for a net realized loss of $89,000 in addition to the impairment charge recorded in fiscal 2008.

14. Recent Accounting Pronouncements

In April 2009, the FASB issued FASB Staff Position (“FSP”) Financial Accounting Standard (“FAS”) 157-4 “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”). Based on FSP FAS 157-4, if an entity determines that the level of activity for an asset or liability has significantly decreased and that a transaction is not orderly, further analysis of transactions or quoted prices is needed, and a significant adjustment to the transaction or quoted prices may be necessary to estimate fair value in accordance with SFAS No. 157, “Fair Value Measurements”. FSP FAS 157-4 is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The Company will adopt FSP FAS 157-4 for its quarter ending June 28, 2009. The Company is in the process of evaluating FSP FAS 157-4 and does not expect it to have a significant impact on its consolidated financial statements.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2 “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2 and FAS 124-2”). FSP FAS 115-2 and FAS 124-2 applies to investments in debt securities for which other-than-temporary impairments may be recorded. If an entity’s management asserts that it does not have the intent to sell a debt security and it is more likely than not that it will not have to sell the security before recovery of its cost basis, then an entity may separate other-than-temporary impairments into two components: (1) the amount related to credit losses (recorded in earnings), and (2) all other amounts (recorded in other comprehensive income). FSP FAS 115-2 and FAS 124-2 is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The Company will adopt FSP FAS 115-2 and FAS 124-2 for its quarter ending June 28, 2009. The Company is in the process of evaluating FSP FAS 115-2 and FAS 124-2 and does not expect it to have a significant impact on its consolidated financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and Accounting Principles Board (“APB”) 28-1 “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”). FSP FAS 107-1 and APB 28-1 amends SFAS No. 107 “Disclosures about Fair Value of Financial Instruments” to require an entity to provide disclosures about fair value of financial instruments in interim financial information. FSP FAS 107-1 and APB 28-1 is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The Company will include the required disclosures in its quarter ending June 28, 2009. The Company is in the process of evaluating FSP FAS 107-1 and APB 28-1 and does not expect it to have a significant impact on its consolidated financial statements.

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

In December 2007, the FASB issued SFAS No. 141 (R), “Business Combinations” (“SFAS 141R”). SFAS 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. SFAS 141R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R will become effective as of the beginning of the Company’s fiscal year beginning after December 15, 2008. SFAS 141R will be adopted on a prospective basis for new acquisitions subsequent to the effective date. With respect to potential transactions that may be executed subsequent to adoption, the accounting consequences could be materially different than under the current accounting rules.

In April 2009, the FASB issued FSP FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (“FSP FAS 141(R)-1”). This FSP requires that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value if fair value can be reasonably estimated. If fair value cannot be reasonably estimated, the asset or liability would generally be recognized in accordance with SFAS No. 5, “Accounting for Contingencies” and FASB Interpretation No. 14, “Reasonable Estimation of the Amount of a Loss”. Further, the FASB removed the subsequent accounting guidance for assets and liabilities arising from contingencies from SFAS No. 141(R). The requirements of FSP FAS 141(R)-1 carry forward without significant revision of the guidance on contingencies of SFAS No. 141, “Business Combinations”, which was superseded by SFAS No. 141(R) (see previous paragraph). FSP FAS 141(R)-1 also eliminates the requirement to disclose an estimate of the range of possible outcomes of recognized contingencies at the acquisition date. For unrecognized contingencies, the FASB requires that entities include only the disclosures required by SFAS No. 5. FSP FAS 141(R)-1 will become effective as of the beginning of the Company’s fiscal year beginning after December 15, 2008. With respect to potential transactions that may be executed subsequent to adoption, the accounting consequences could be materially different than under the current accounting rules.

15. Subsequent Event

On May 4, 2009, the Company acquired substantially all the assets of Alsius Corporation (“Alsius”). Alsius develops and manufactures intravascular temperature management devices. The assets acquired include intellectual property relating to the business, other intangibles, inventories and fixed assets. The Company will assume warranty obligations relating to Alsius’s installed base of products. The Company will consolidate the operations of the acquired business at its Sunnyvale, California subsidiary, ZOLL Circulation, Inc. The Company believes that the acquisition of the temperature management technology and products from Alsius, in combination with the technology and know-how previously acquired by the Company through its purchase of assets from Radiant Medical, Inc. in

2007, creates the opportunity for the Company to become a major participant in the temperature management business. No voting interest was acquired in the acquisition. Under the terms of the acquisition, the Company paid approximately $12 million in cash.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

We are committed to developing technologies that help advance the practice of resuscitation. With products for pacing, defibrillation, circulation, and fluid resuscitation, we provide a comprehensive set of technologies, including Real CPR Help® and See-Thru CPR® that help clinicians, EMS professionals, and lay rescuers resuscitate sudden cardiac arrest or trauma victims. We also design and market software that automates the documentation and management of both clinical and non-clinical information.

We intend for this discussion and analysis to provide you with information that will assist you in understanding our consolidated financial statements. Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. This discussion and analysis should be read in conjunction with our consolidated financial statements as of March 29, 2009 for the three and six months then ended, and the notes thereto.

Sales for the three months ended March 29, 2009 decreased 7%, as compared to the comparable period in the prior year. There were multiple factors affecting our results this quarter, which include the challenging capital equipment spending environment in the North America hospital market and the impact of a strengthening US dollar on our sales denominated in a foreign currency. The slowdown in capital equipment sales in the North American hospital market was partially offset by increased revenues from our LifeVest®, data management, and AutoPulse® products.

With respect to the strengthening US dollar, foreign exchange fluctuations had a negative impact on total second quarter revenues of approximately $5 million as compared to the comparable prior-year period, and had a negative impact of approximately $4 million on our operating income in the second quarter as compared to the same prior-year period. Of the $5 million impact on revenue, approximately $2 million is related to the Canadian dollar within our North American operations, while the remaining $3 million is reflected within our international operations related to the British Pound, Euro, and Australian Dollar.

During the quarter, we initiated a voluntary worldwide field corrective action on our AED Plus automated external defibrillator. The batteries in the AED Plus are not performing as expected. A software upgrade is available for download from our website that will detect the potential battery problem. If defective batteries are detected, the user will be prompted by the AED Plus to install new batteries. The corrective action applies to approximately 180,000 units. During the quarter ended March 29, 2009, we accrued approximately $500,000 as the expected cost of the corrective action. All actions and notifications are being coordinated with the U.S. Food and Drug Administration.

Three Months Ended March 29, 2009 Compared To Three Months Ended March 30, 2008

Sales

Net sales by customer/product categories are as follows:

(000’s omitted)	March 29, 2009	March 30, 2008	% Change
Devices and Accessories to the Hospital Market-North America	$17,484	$27,865	(37%)
Devices, Accessories, and Data Management Software to the Pre-hospital Market-North America	47,145	40,956	15%
Other Products to North America	5,421	5,779	(6%)

Subtotal North America	70,050	74,600	(6%)
All Products to the International Market	22,658	24,560	(8%)

Net Sales	$92,708	$99,160	(7%)

Net sales decreased 7% for the three months ended March 29, 2009, compared to the three months ended March 30, 2008.

Sales to the North American hospital market decreased approximately $10.4 million, or 37%, compared to the same period a year ago. This decrease primarily reflects curtailed spending by hospitals. We believe hospitals are constraining capital spending in response to the general economic downturn. We believe that the curtailed spending has delayed customer purchases. Because professional defibrillator products are standard-of-care, we believe such spending has been delayed rather than permanently cancelled. The decrease was also attributable to a smaller volume of US Military/Big Government sales of approximately $1.4 million compared to the prior-year quarter of approximately $3.7 million.

Sales to the North American pre-hospital market increased approximately $6.2 million, or 15%, compared to the same quarter in the prior year. The increase in North American pre-hospital market sales was primarily the result of increased volume in LifeVest revenue, which increased 78% to $10.5 million, compared to $5.9 million in the prior-year quarter, which is classified as rental revenue in our condensed, consolidated statements of income. The remaining increase included increased sales volume of professional defibrillators, particularly in Canada, data management software and AutoPulse, slightly offset by a lower volume of AEDs.

International sales decreased approximately $1.9 million, or 8%, in comparison to the prior-year period, driven by the approximately $3 million negative impact of foreign exchange rate fluctuations on sales by our international subsidiaries. Therefore, on a constant currency basis, international sales volume would have increased by approximately 5% compared to the prior-year quarter. This increase was primarily attributable to our direct subsidiary in the UK and our distributor business in Latin America.

Total AutoPulse sales were approximately $4 million in comparison to $3.4 million in the prior-year quarter. The majority of this increase was in the North American pre-hospital market.

Gross Margins

Cost of sales consists primarily of material, direct labor, overhead, depreciation and freight associated with the manufacturing of our various medical equipment devices, data collection software and disposable electrodes. Material is the largest component of our products, comprising more than half the cost. Overhead includes indirect labor for such activities as supervision, procurement and shipping. Other components of overhead include such items as related employee benefits, rent and electricity. Our consolidated gross margin may fluctuate considerably depending on unit volume levels, mix of product and customer class, geographical mix, foreign exchange rate fluctuation and overall market conditions.

Gross margin for the three months ended March 29, 2009 decreased from 54% to 52%, compared to the same period in the prior year. Approximately 2% of the decrease was due to the impact of foreign exchange in the current quarter compared to the prior-year quarter. LifeVest partially offset this decrease with an increase in gross margin of slightly less than one percentage point. Other factors affecting the fluctuation in gross margin each individually represented approximately one percentage point or less of our overall gross margin. Our gross margin tends to fluctuate from period to period as a result of product and geographical mix.

Backlog

Backlog decreased to approximately $7.8 million at March 29, 2009, compared to approximately $8.3 million at the end of the prior quarter. Backlog was approximately $13.8 million at March 30, 2008. Typically, our backlog decreases during the first and second quarters, remains flat during the third quarter, and increases during the fourth quarter due to the purchasing practices of our customers. Due to possible changes in delivery schedules, cancellation of orders and delays in shipments, our backlog at any particular date is not necessarily an accurate predictor of revenue for any succeeding period.

Costs and Expenses

Operating expenses for the three months ended March 29, 2009 and March 30, 2008 were as follows:

(000’s omitted)	March 29, 2009	% of Sales	March 30, 2008	% of Sales	Change %
Selling and marketing	$27,632	30%	$28,420	29%	(3%)
General and administrative	7,993	9%	8,119	8%	(2%)
Research and development	10,116	11%	8,549	9%	18%

Total expenses	$45,741	49%	$45,088	45%	1%

As a percentage of sales, selling and marketing expenses for the three months ended March 29, 2009 increased approximately 1% as compared to the three months ended March 30, 2008. This increase, as a percentage of sales, was primarily attributed to the lower volume of revenue compared to the prior-year quarter. The decreased dollar spending primarily reflected the impact of foreign exchange rates on foreign-denominated operating expenses of approximately $1.1 million and decreased commissions related to the lower revenue volume in the North American hospital market. The reductions were partially offset by increased personnel-related expenses for the LifeVest sales force and related sales organization, including commission, salaries and fringe benefits that are supporting the increased LifeVest revenue.

As a percentage of sales, general and administrative expenses increased slightly to 9% of sales as compared to 8% of sales for the three months ended March 29, 2009. General and administrative expenses were consistent with the prior-year period at approximately $8 million.

As a percentage of sales, research and development expenses for the three months ended March 29, 2009 increased approximately 2% compared to the three months ended March 28, 2008. Research and development expenses increased for the three months ended March 29, 2009 compared to the three months ended March 30, 2008, predominantly due to additional costs of approximately $1 million as a result of the strategic alliance with Welch Allyn.

Investment and other income (loss), net

Investment and other income (loss) net, includes interest income, realized and unrealized foreign exchange gains and losses, and other income and expense. Investment and other income (loss), net totaled approximately $237,000 and $285,000 for the three months ended March 29, 2009 and March 30, 2008, respectively.

Income Taxes

Our effective tax rate for the three months ended March 29, 2009 and March 30, 2008 was 33% and 36%, respectively. The decrease in the effective tax rate is due to the increased benefit provided by the research and development tax credit on lower expected annual earnings.

Effective October 1, 2007, we adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). At March 29, 2009 and September 28, 2008, we had $3.3 million of gross unrecognized tax benefits, all of which, if recognized, would affect goodwill and our effective tax rate. Of the $3.3 million current-year balance, $1.2 million is expected to reverse in fiscal 2009. We recognize interest and penalties related to unrecognized tax benefits in income tax expense in the consolidated statements of income. We had $480,000 of accrued interest and penalties at March 29, 2009 and September 28, 2008.

We are subject to U.S. federal income tax as well as to income taxes of multiple state and foreign jurisdictions. We have concluded all U.S. federal and most state and foreign income tax matters through fiscal 2004.

We do not currently have any income tax audits in progress.

In the first quarter of fiscal 2009, we estimated that our fiscal 2009 effective tax rate would be approximately 35%. Based on our second quarter results and lower expected annual earnings, we now estimate that our fiscal 2009 effective tax rate will be approximately 33% before discrete period items.

Six Months Ended March 29, 2009 Compared To Six Months Ended March 30, 2008

Sales

Net sales by customer/product categories are as follows:

(000’s omitted)	March 29, 2009	March 30, 2008	% Change
Devices and Accessories to the Hospital Market-North America	$37,772	$61,082	(38%)
Devices, Accessories, and Data Management Software to the Pre-hospital Market-North America	86,255	73,413	17%
Other Products to North America	11,712	11,035	6%

Subtotal North America	135,739	145,530	(7%)
All Products to the International Market	46,431	46,645	0%

Net Sales	$182,170	$192,175	(5%)

Net sales decreased 5% for the six months ended March 29, 2009 compared to the prior-year period.

Sales to the North American hospital market decreased approximately $23.3 million, or 38%, compared to the same period a year ago. This decrease primarily reflects curtailed spending by hospitals in response to the general economic downturn. The decrease was also attributable to a smaller volume of US Military/Big Government sales compared to the six-month period in fiscal 2008. The contract with the State of California in the prior year contributed approximately $8 million of the $14.7 million in sales to the US Military/Big Government, in comparison to a total of $7.0 million in U.S. Military/Big Government sales during the six-month period of fiscal 2009.

Sales to the North American pre-hospital market increased approximately $12.8 million, or 17%, compared to the same period in the prior year. The increase in North American pre-hospital market sales was primarily a result of increased volume in LifeVest revenue of approximately $8.2 million. Other contributors included increased volume in data management software sales, professional defibrillators, and AutoPulse sales, slightly offset by a lower volume of AEDs.

International sales remained relatively consistent with the same period in the prior-year. The negative impact of foreign exchange rate fluctuations on sales by our international subsidiaries, excluding Canada, totaled approximately $4 million. The increased volume of sales were driven by our direct subsidiary in the UK and our international distributors, namely in Europe and Latin America.

Total sales of the AutoPulse product increased 40%, with particularly strong growth in the North American pre-hospital market. Total AutoPulse sales were approximately $8.5 million in comparison to $6.1 million in the prior-year period.

Gross Margins

Gross margin for the six months ended March 29, 2009 increased from 51.4% to 52.2% compared to the same period in the prior year. Approximately two percentage points of the increase was due to the absence in the current-year of the low margin State of California order which adversely affected the gross margin for the prior-year period. This increase was primarily offset by approximately two percentage points due to the impact of foreign exchange rates. Other factors affecting the fluctuation in gross margin, each individually represented less than one percentage point of our overall gross margin, including the LifeVest business which contributed an increase to the overall gross margin of slightly less than one percentage point. Our gross margin tends to fluctuate from period to period as a result of unit volume levels, mix of product and customer class, geographical mix, foreign exchange rate fluctuation and overall market conditions.

Costs and Expenses

Operating expenses for the six months ended March 29, 2009 and March 30, 2008 were as follows:

(000’s omitted)	March 29, 2009	% of Sales	March 30, 2008	% of Sales	Change %
Selling and marketing	$54,181	30%	$53,548	28%	1%
General and administrative	15,626	9%	15,729	8%	(1%)
Research and development	18,085	10%	16,381	9%	10%

Total expenses	$87,892	48%	$85,658	45%	3%

As a percentage of sales, selling and marketing expenses for the six months ended March 29, 2009 increased approximately 2% as compared to the six months ended March 30, 2008. This increase, as a percentage of sales, was primarily attributed to the relatively small incremental operating expense in the prior-year period associated with the revenue obtained from the State of California order. We did not receive a similar order in the current-year period. The increased dollar spending primarily reflected increased personnel-related expenses for the LifeVest sales force and related sales organization, including commission, salaries and fringe benefits that are supporting the increased LifeVest revenue, partially offset by the favorable impact of foreign exchange rates on foreign-denominated operating expenses of approximately $2 million.

As a percentage of sales, general and administrative expenses increased slightly to 9% of sales as compared to 8% of sales for the six months ended March 30, 2008. General and administrative expenses were consistent with the prior-year period.

As a percentage of sales, research and development expenses for the six months ended March 29, 2009 increased approximately one percentage point compared to the six months ended March 30, 2008. Research and development expenses increased for the six months ended March 29, 2009 compared to the six months ended March 30, 2008, due predominantly to increased costs related to the strategic alliance with Welch Allyn.

Investment and other income (loss), net

Investment and other income (loss), net includes interest income, realized and unrealized foreign exchange gains and losses, and other income and expense. Investment and other income (loss), net totaled approximately $(632,000) and $678,000 for the six months ended March 29, 2009 and March 30, 2008, respectively. This decrease is primarily the result of the rapid strengthening of the US dollar during fiscal 2009 as we marked our short-term foreign denominated intercompany receivables to market at the end of the reporting period.

Income Taxes

Our effective tax rate for the six months ended March 29, 2009 and March 30, 2008 was 28% and 36%, respectively. During the first quarter of 2009, the U.S. Congress extended a research and development tax credit which was retroactive from January 1, 2008. The difference in our effective tax rate is due to a discrete U.S. research and development tax credit of approximately $400,000 recorded during the quarter ended December 28, 2008 for the retroactive portion of the tax credit and to a full-year projected tax credit for research and development in the 2009 annual rate calculation, as compared to only one quarter of a full-year credit in fiscal 2008.

Liquidity and Capital Resources

Our overall financial condition remains strong. Our cash, cash equivalents and short-term marketable securities at March 29, 2009 totaled $67.0 million, compared with $69.3 million at September 28, 2008. We continue to have no long-term debt. On May 4, 2009, we purchased substantially all of the assets of Alsius Corporation for a purchase price of approximately $12 million. See Note 15.

As we have previously stated, we have used cash, and it is possible we will use additional cash, to assist customers who transition to our products with various financing arrangements. We also may use cash to assist creditworthy customers with various financing arrangements as a result of the current difficult liquidity and credit environment.

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

Sources and Uses of Cash

To assist with the discussion, the following table presents the abbreviated cash flows for the six months ended March 29, 2009 and March 30, 2008:

(000’s omitted)	Six months ended March 29, 2009	Six months ended March 30, 2008
Net income	$4,676	$8,834
Changes not affecting cash	10,392	9,629
Changes in current assets and liabilities	5,924	(13,030)

Cash provided by operating activities	20,992	5,433
Cash used for investing activities	(17,741)	(17,847)
Cash provided by financing activities	152	1,529
Effect of foreign exchange rates on cash	(3,052)	249

Net change in cash and cash equivalents	351	(10,636)
Cash and cash equivalents - beginning of period	36,675	37,631

Cash and cash equivalents - end of period	$37,026	$26,995

Operating Activities

Cash provided by operating activities of $21.0 million for the six months ended March 29, 2009 increased $15.6 million compared to cash provided by operating activities for the six months ended March 30, 2008 of $5.4 million. The increase in cash provided by operating activities for the six months ended March 29, 2009 was primarily attributable to the decrease in cash payments for accounts payable and accrued expenses.

Investing Activities

Cash used in investing activities during the six months ended March 29, 2009 was consistent with the cash used in investing activities during the six months ended March 30, 2008. Payments of contingent consideration on prior period acquisitions decreased with the final earn-out payment to the shareholders of Revivant Corporation (“Revivant”) in fiscal 2008. This decrease was partially offset by the $3.7 million paid through March 19, 2009 for the purchase of assets related to the Welch Allyn defibrillator products. Net purchases of marketable securities and property and equipment were consistent with the same period in the prior year.

Financing Activities

Cash provided by financing activities during the six months ended March 29, 2009 decreased approximately $1.4 million compared to the six months ended March 30, 2008. The change reflects a substantially lower number of stock options exercised during the current six-month period (options for 23,102 shares in the current period compared to options for 110,141 shares in the previous year period).

Investments

In March 2004, we acquired substantially all the assets of Infusion Dynamics. Under the terms of the acquisition, we are obligated to make additional earn-out payments through 2011 (“contingencies”) based on performance of the acquired business. (See Note 8) Because additional consideration is based on the growth of sales, a reasonable estimate of the future payments to be made cannot be determined. As these contingencies are resolved and the consideration is distributable, we record the fair value of the additional consideration as additional cost of the acquired assets. Our earn-out payments, in the form of cash, for fiscal 2007 and 2008 were approximately $11,000 and $19,000, respectively. The annual earn-outs were accrued during the fiscal period when earned and paid out in the subsequent fiscal period.

We exercised our option to acquire Revivant, the manufacturer of the AutoPulse, on October 12, 2004. We paid $15 million in the form of cash and shares of our Common Stock as the initial merger consideration. Additional contingent consideration under the merger agreement was dependent upon certain clinical developments (“milestone payments”) and increases in revenue through fiscal 2007 (“earn-out payments”). In December 2007, we paid approximately $3.6 million in cash and issued 220,864 shares of Common Stock in payment of the fiscal 2007 earn-out, which was accrued during fiscal 2007, to the former shareholders of Revivant. The December 2007 payment represented the contingent consideration due to the former shareholders of Revivant for the final earn-out period related to this acquisition.

We exercised our option to acquire the business and assets of Lifecor on March 22, 2006 and acquired the business and assets on April 10, 2006. We assumed Lifecor’s outstanding debt (plus an additional $3.0 million owed to us, which was cancelled) and certain stated liabilities. We paid the third-party debt in April 2006. We agreed to pay additional consideration in the form of earn-out payments to Lifecor based upon future revenue growth of the acquired business over a five-year period. (See Note 8) Earn-out payments to Lifecor were made in the form of cash for fiscal 2007 and 2008 in the approximate amounts of $3.2 million and $4.5 million, respectively. The annual earn-outs were accrued during the fiscal period when earned and paid out in the subsequent fiscal period. Because additional consideration will be based on the growth of sales, a reasonable estimate of the total acquisition cost cannot be determined.

In October 2008, we announced a strategic alliance with Welch Allyn involving research and development, manufacturing, sales, service, and distribution related to Welch Allyn’s defibrillator and monitoring products. During the first six-months of fiscal 2009, we paid approximately $4 million for the purchase of assets, which consist primarily of capitalized software, inventory and fixed assets, related to the Welch Allyn defibrillator products. We anticipate that the remaining elements of the strategic alliance will be implemented over the next several months in accordance with the transition plan. Total consideration for all elements could approximate $6 million.

Debt Instruments and Related Covenants

We maintain an unsecured working capital line of credit with our bank. Under this working capital line, we may borrow, on a demand basis, up to $12 million. This line of credit bears interest at the bank’s rate of LIBOR plus 2% for short-term borrowings (2 – 3 months). For longer term loans, the line of credit bears interest at the rate of LIBOR plus 4% to 6%. No borrowings were outstanding on this line during fiscal 2008 or as of March 29, 2009. There are no covenants related to this line of credit.

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

	Payments Due by Period
(000’s omitted)	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Contractual Obligations
Non-Cancelable Operating Lease Obligations	$8,537	$2,653	$4,210	$1,524	$150
Purchase Obligations	4,773	1,526	1,632	1,615	—

Total Contractual Obligations	$13,310	$4,179	$5,842	$3,139	$150

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

Hedging Activities

We had four foreign currency forward contracts outstanding at March 29, 2009, serving to mitigate the foreign currency risk of a substantial portion of our foreign currency-denominated intercompany balances, totaling approximately $14.5 million. The net settlement amount of these four contracts on March 29, 2009, is an unrealized gain of approximately $425,000, which is included in earnings within “investment and other income (loss), net.” We had a net realized gain of $162,000 from foreign currency forward contracts during the quarter ended March 29, 2009, compared to net realized losses of $757,000 for the prior year’s quarter. Both amounts are included in the consolidated income statement within “investment and other income (loss), net.”

As of March 29, 2009, we did not have any contracts outstanding to serve as a hedge of our forecasted sales to our subsidiaries. As of March 30, 2008, we had contracts outstanding totaling $7.7 million to serve as a hedge of our forecasted sales to our subsidiaries, all maturing in less than twelve months. Because these derivatives did not qualify for hedge accounting in accordance with SFAS 133, we entered into offsetting derivatives, totaling $7.8 million. All of the contracts were marked to market with changes in fair value recorded to earnings. At March 30, 2008, the net settlement amount on these contracts was an unrealized loss of approximately $153,000. Net realized losses were approximately $130,000 for the quarter ended March 30, 2008 and were recorded in “investment and other income (loss), net” in the consolidated income statement.

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

Although the Company delivered the first two installments of the equipment during the fourth quarter of the fiscal year ended September 30, 2007, no revenue was recognized since objective and reliable evidence of fair value did not exist for all undelivered elements. The Company recognized revenue related to the delivered equipment in the first quarter of fiscal 2008 as it determined that objective and reliable evidence of fair value exists for all remaining undelivered elements, including maintenance, storage, insurance and accessories. The Company recognized approximately $8 million of revenue during the first quarter of fiscal 2008. The remaining amount of consideration is being recognized over a five-year period as the undelivered elements are delivered. As of March 29, 2009, the Company had approximately $2.8 million in deferred revenue related to this contract.

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

We also generate rental revenue from our LifeVest product. Doctors will prescribe the LifeVest equipment for use by their patients. The patients then rent the LifeVest product for use over a prescribed period of time, which currently averages approximately 3 months. The patients are generally covered by health plan contracts, which typically contract with a third party payor that agrees to pay based on fixed or allowable reimbursement rates. Third party payors are entities such as insurance companies, governmental agencies, health maintenance organizations or other managed care providers. The rental income is recognized ratably over the rental period.

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

As of March 29, 2009, our accounts receivable balance of $81.9 million is reported net of allowances of $6.2 million. We believe our reported allowances at March 29, 2009 are adequate. If the financial condition of our customers was to deteriorate, however, resulting in their inability to make payments, we might need to record additional allowances, resulting in additional expenses being recorded for the period in which such determination was made.

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

The Company also adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115 (“SFAS 159”), during the first quarter of fiscal 2009. SFAS 159 allows companies to choose to measure eligible financial instruments and certain other items at fair value that are not required to be measured at fair value. SFAS 159 requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings at each reporting date. The Company adopted SFAS 159 but has not elected the fair value option for any eligible financial instruments as of March 29, 2009.

Refer to Note 11, “Fair Value Measurements,” of this Form 10-Q for additional information on the adoption of SFAS 157 and SFAS 159.

Warranty Reserves

Our products are sold with warranty provisions that require us to remedy deficiencies in quality or performance over a specified period of time, usually one year for pre-hospital and international customers and five years for hospital customers. In instances where pre- hospital customers receive warranty coverage beyond one year, revenue is deferred based upon vendor specific objective evidence of fair value and recognized over the period of extended warranty. We provide for the estimated cost of product warranties at the time product is shipped and revenue is recognized. The costs that we estimate include material, labor, and shipping. While we engage in product quality programs and processes, our warranty obligation is affected by product failure rates, material usage and service delivery costs incurred in correcting a product failure. We believe that our recorded liability of $3.9 million at March 29, 2009 is adequate to cover future costs for the servicing of our products sold through that date and under warranty. If actual product failure rates, material usage or service delivery costs differ from our estimates, revisions to the estimated warranty liability would be required.

Inventory

We value our inventories at the lower of cost or market. Cost is determined by the first-in, first-out (“FIFO”) method, including material, labor and factory overhead.

Inventory on hand may exceed future demand either because the product is outdated, obsolete, or because the amount on hand is in excess of future needs. We provide for the total value of inventories that we determine to be obsolete based on criteria such as customer demand and changing technologies. We estimate excess inventory amounts by reviewing quantities on hand and comparing those quantities to sales forecasts for the next 12 months, identifying historical service usage trends, and matching that usage with the installed base quantities to estimate future needs. At March 29, 2009, our inventory was recorded at net realizable value requiring adjustments of $6.7 million, or 9% of our $74.6 million gross inventories.

Goodwill

At March 29, 2009, we had approximately $41.8 million in goodwill, primarily resulting from our acquisitions of Revivant (approximately $27 million), the assets of Lifecor (approximately $5 million), certain assets of BIO-key International, Inc. (approximately $5 million), and the assets of Infusion Dynamics (approximately $4 million.) In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” we test our goodwill for impairment at least annually by comparing the fair value of our reporting units to the carrying value of those reporting units. Fair value is determined based on an estimate of the discounted future cash flows expected from the reporting units. The determination of fair value requires significant judgment on the part of management about future revenues, expenses and other assumptions that contribute to the net cash flows of the reporting units. Additionally, we periodically review our goodwill for impairment whenever events or changes in circumstances indicate that an impairment has occurred.

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

Risk Factors

There have been no material changes from the Risk Factors contained in our Annual Report on Form 10-K for the fiscal year ended September 28, 2008, which was filed with the SEC on December 8, 2008, with the following exceptions: (1) we have added three new risk factors entitled, “Current and Future State and Municipal Budget Deficits Could Adversely Affect our Financial Performance,” “The Company Has Entered Into A Strategic Alliance With Welch Allyn Which May Not Be Successful” and “The Company Has Acquired Substantially All the Assets of Alsius Corporation. If We are Not Successful in Fully Integrating this Business, Our Operating Results May be Affected” and (2) we have modified the following four risk factors entitled, “If We Fail to Compete Successfully in the Future against Existing or Potential Competitors, Our Operating Results May Be Adversely Affected,” “We Are Conducting Clinical Trials Related to Newer Technologies Which May Prove Unsuccessful and Have a Negative Impact on Future Sales,” “We May be Required to Implement a Costly Product Recall,” and “We Have Only One Manufacturing Facility for Each of Our Major Products and Any Damage or Incapacitation of Any of the Facilities Could Impede Our Ability to Produce These Products.” The first two new risk factors were originally added in our Quarterly Report on Form 10-Q for the quarterly period ended December 28, 2008.

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

Currently there are no competitors for our LifeVest product. However, competitors may develop their own products to compete against the LifeVest. It is possible that similar products developed by competitors could be superior to or more cost-effective than our LifeVest product. Consequently, our ability to sell/lease/rent the LifeVest could be materially affected and our financial results could be materially and adversely affected.

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

Our quarterly and annual operating results have fluctuated and may continue to fluctuate. Various factors have and may continue to affect our operating results, including:

•	high demand for our products, which could disrupt our normal factory utilization and cause shipments to occur in uneven patterns;

•	variations in product orders;

•	timing of new product introductions;

•	temporary disruptions of buying behavior due to changes in technology (e.g., shift to biphasic technology);

•	changes in distribution channels;

•	actions taken by our competitors such as the introduction of new products or the offering of sales incentives;

•	the ability of our sales forces to effectively market our products;

•	supply interruptions from our single-source vendors;

•	temporary manufacturing disruptions;

•	regulatory actions, including actions taken by the Food and Drug Administration (‘FDA”) or similar agencies; and

•	delays in obtaining domestic or foreign regulatory approvals.

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

We Acquired New Products and Technology, Such as the Catheter-Based Hypothermia Technology from Radiant Medical, Inc. and Alsius Corporation. If We Are Not Successful in Growing Our Business with These Products and Technology, Our Operating Results May Be Affected.

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

We recently announced that the AutoPulse trial would run approximately six months longer than originally anticipated due to an equipment issue. While this additional time is necessary, it will result in additional costs to conduct the trial and at the same time postpone the impact of any financial benefits if this trial is successful.

Our Approach to Our Backlog Might Not Be Successful.

We maintain a backlog in order to generate operating efficiencies. If order rates are insufficient to maintain such a backlog, we may be subject to operating inefficiencies. For example, although our backlog typically increases in the fourth quarter, it did not increase in the fourth quarter of fiscal 2008. We believe this was related to general economic concerns on the part of some professional customers.

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

We initiated a voluntary worldwide field corrective action on our AED Plus automated external defibrillator during the second quarter of fiscal 2009. The batteries in the AED Plus are not performing as expected. This corrective action applies to approximately 180,000 AED Plus units. We have accrued approximately $500,000 to cover the cost of this corrective action.

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

Our primary business is the sale of capital equipment. While customers may delay their capital equipment purchases of defibrillator products in the near-term due to the current economic environment, the equipment is a standard of care and will ultimately need to be replaced. However, we cannot be sure as to how long such delays may continue. However, our AutoPulse product is not a standard of care as yet. Consequently, customers may indefinitely postpone the purchase of this product and its accessories.

Current and Future State and Municipal Budget Deficits Could Adversely Affect our Financial Performance.

Many of the Company’s customers include State and municipal agencies. In a recent article by the Center on Budget and Policy Priorities, the Center estimated that approximately 45 states are facing or will face budget deficits in fiscal 2009 and/or fiscal 2010. Because of these budget deficits, our customers may delay their purchases of capital equipment from the Company due to the current economic environment. Significant purchasing delays may adversely affect the Company’s financial performance.

Recent Economic Trends Could Adversely Affect our Financial Performance.

Economic downturns and declines in consumption in our markets may affect the levels of both our sales and profitability. As widely reported, the domestic and global financial markets have been experiencing disruption in recent months, including severely diminished liquidity and credit availability. Concurrently, economic weakness has grown more severe. We believe these conditions have not materially affected our financial position as of March 29, 2009 or our liquidity for the quarter ended March 29, 2009. However, we could be negatively impacted if these conditions continue for a sustained period of time, or if there is further deterioration in financial markets and major economies. The current tightening of credit in financial markets may adversely affect the ability of our customers and suppliers to obtain financing, which could result in a decrease in, or deferrals or cancellations of, the sale of our products and services. In addition, weakening economic conditions and outlook may result in a further decline in the level of our customers’ spending that could adversely affect our results of operations and liquidity. We are unable to predict the likely duration and severity of the current disruption in the domestic and global financial markets and the related adverse economic conditions.

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

Failure to Comply with HIPAA Obligations Would Put Us at Risk.

The Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), which is primarily applicable to our LifeVest product, created two new federal crimes: healthcare fraud and false statements relating to healthcare matters. The healthcare fraud statute prohibits knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, including private payers. A violation of this statute is a felony and may result in fines, imprisonment or exclusion from government-sponsored programs. The false statements statute prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. A violation of this statute is a felony and may result in fines or imprisonment.

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

Our International Sales Expose Our Business to a Variety of Risks That Could Result in Significant Fluctuations in Our Results of Operations.

Approximately 33% of our sales for the first half of fiscal 2009 were made to foreign purchasers, and we plan to increase the sale of our products to foreign purchasers in the future. As a result, a significant portion of our sales is and will continue to be subject to the risks of international business, including:

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

Our success will depend in part on our ability to obtain and maintain patent protection for our products, methods, processes and other technologies, to preserve our trade secrets and to operate without infringing the proprietary rights of third parties. We hold over 200 U.S. and over 100 foreign patents for our various inventions and technologies. Additional patent applications have been filed with the U.S. Patent and Trademark Office and outside the U.S. and are currently pending. The patents that have been granted to us are for a definitive period of time and will expire. We have filed certain corresponding foreign patent applications and intend to file additional foreign and U.S. patent applications as appropriate. We cannot be assured as to:

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

We May Acquire Other Businesses, and We May Have Difficulty Integrating These Businesses or Generating an Acceptable Return from Acquisitions.

We acquired Radiant Corporation (now part of ZOLL Circulation) and BIO-key International, Inc.’s fire records management software business (now a part of ZOLL Data Systems). We also recently acquired certain assets from Welch Allyn, Inc. and Alsius Corporation. We may acquire other companies or make strategic purchases of interests in other companies related to our business in order to grow, add product lines, acquire customers or otherwise attempt to gain a competitive advantage in new or existing markets. Such acquisitions and investments may involve the following risks:

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

Intangibles and Goodwill We Currently Carry on Our Balance Sheet May Become Impaired.

At March 29, 2009, we had approximately $74 million of goodwill and intangible assets on our balance sheet. These assets are subject to impairment if the cash flow that we generate from these assets specifically, or our business more broadly, are insufficient to justify the carrying value of the assets. Factors affecting our ability to generate cash flow from these assets include, but are not limited to, general market conditions, product acceptance, pricing and competition, distribution, costs of production and operations.

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

For example, we have recently moved our manufacturing facilities relating to our AutoPulse and therapeutic hypothermia products to a new building. As a result of this move, the manufacturing facilities will need to be revalidated and inspected. Delay or failure in the validation and inspection process could have a materially adverse impact on these businesses, our financial condition and results of operations.

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

The Company Has Acquired Substantially All the Assets of Alsius Corporation. If We are Not Successful in Fully Integrating this Business, Our Operating Results May be Affected.

Subsequent to the end of our second quarter of fiscal 2009, we acquired substantially all the assets of Alsius Corporation (“Alsius”). Alsius develops and manufactures intravascular temperature management devices. We face many challenges in order for this acquisition to be successful, such as, relocating the product manufacturing to a different location, scale up the new production facility, reducing the costs of the products, leveraging our sales force to sell the new products and continuing clinical efforts for acceptance of the products for additional applications. Additionally, selling temperature management products will expose us to new risk factors, such as claims of off-label marketing. If we are not successful in achieving these and other integration challenges, our operating results may be adversely affected.

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

We had four foreign currency forward contracts outstanding at March 29, 2009, serving to mitigate the foreign currency risk of a substantial portion of our foreign currency-denominated intercompany balances, totaling approximately $14.5 million. The fair value of these contracts at March 29, 2009 was approximately $14.1 million, resulting in an unrealized gain of approximately $425,000. A sensitivity analysis of a change in the fair value of the derivative foreign exchange contracts outstanding at March 29, 2009 indicates that, if the U.S. dollar weakened by 10% against the different foreign currencies, the fair value of these contracts would decrease by approximately $1.4 million resulting in a total loss on the contracts of approximately $935,000. Conversely, if the U.S. dollar strengthened by 10% against the different foreign currencies, the fair value of these contracts would increase by approximately $1.2 million resulting in a total gain on the contracts approximately of $1.7 million. Any gains and losses on the fair value of the derivative contracts would be largely offset by losses and gains on the underlying transaction. These offsetting gains and losses are not reflected in the analysis below.

Intercompany Receivable Hedge

Exchange Rate Sensitivity: March 29, 2009

(Amounts in $)

	Expected Maturity Dates						Total	Unrealized (loss) gain
	2009	2010	2011	2012	2013	Thereafter
Forward Exchange Agreements (Receive $/Pay Euro) Contract Amount	$9,069,000						$9,069,000	$424,000
Average Contract Exchange Rate	1.3952	—	—	—	—	—	1.3952
Forward Exchange Agreements (Receive $/Pay CAD) Contract Amount	$2,371,000						$2,371,000	$(53,000)
Average Contract Exchange Rate	0.7905	—	—	—	—	—	0.7905
Forward Exchange Agreements (Receive $/Pay AUD) Contract Amount	$1,126,000						$1,126,000	$7,000
Average Contract Exchange Rate	0.6971	—	—	—	—	—	0.6971
Forward Exchange Agreements (Receive $/Pay GBP) Contract Amount	$1,962,000						$1,962,000	$47,000
Average Contract Exchange Rate	1.4652	—	—	—	—	—	1.4652

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of March 29, 2009, the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures are effective.

Changes in Internal Controls Over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended March 29, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There have been no material changes from the Risk Factors contained in our Annual Report on Form 10-K for the fiscal year ended September 28, 2008, which was filed with the SEC on December 8, 2008, with the following exceptions: (1) we have added three new risk factors entitled, “Current and Future State and Municipal Budget Deficits Could Adversely Affect our Financial Performance,” “The Company Has Entered Into A Strategic Alliance With Welch Allyn Which May Not Be Successful” and “The Company Has Acquired Substantially All the Assets of Alsius Corporation. If We are Not Successful in Fully Integrating this Business, Our Operating Results May be Affected” and (2) we have modified the following four risk factors entitled, “If We Fail to Compete Successfully in the Future against Existing or Potential Competitors, Our Operating Results May Be Adversely Affected,” “We Are Conducting Clinical Trials Related to Newer Technologies Which May Prove Unsuccessful and Have a Negative Impact on Future Sales,” “We May be Required to Implement a Costly Product Recall,” and “We Have Only One Manufacturing Facility for Each of Our Major Products and Any Damage or Incapacitation of Any of the Facilities Could Impede Our Ability to Produce These Products.” The first two new risk factors were originally added in our Quarterly Report on Form 10-Q for the quarterly period ended December 28, 2008. The risk factors as so modified have been repeated in their entirety for the reader’s convenience in Part I, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Factors.”

Item 4.	Submission of Matters to a Vote of Security Holders

The Company’s 2009 Annual Meeting of Stockholders was held on January 20, 2009. As of December 5, 2008, the record date, 21,061,255 shares of our Common Stock were outstanding and entitled to vote, and a total of 20,434,134 shares of Common Stock were present in person or by proxy at the meeting.

Messrs. Thomas M. Claflin, II and Richard A. Packer were re-elected to serve as Class II Directors until the 2012 Annual Meeting of Stockholders and until their respective successors have been duly elected and qualified. Votes were cast for the nominees as follows:

	For	Withheld
Mr. Claflin	6,675,175	13,758,959
Mr. Packer	6,927,286	13,506,828

The terms of office of the following Class I and Class III Directors continued after the meeting:

Class I Directors (terms expire in 2011)

Daniel M. Mulvena

Benson F. Smith

John J. Wallace

Class III Directors (terms expire in 2010)

James W. Biondi

Robert J. Halliday

Lewis H. Rosenblum

The other matters submitted for stockholder approval at the 2009 Annual Meeting of Stockholders were (i) an amendment to the Company’s Amended and Restated 2001 Stock Incentive Plan to make an additional 730,000 shares of Common Stock available for issuance under the Plan; (ii) an amendment to the Company’s Amended and Restated 2006 Non-Employee Director Stock Option Plan to make an additional 35,000 shares of Common Stock available for issuance under the Plan; and (iii) the ratification of the selection of BDO Seidman, LLP as the Company’s independent registered public accounting firm for fiscal 2009. The following votes were cast in connection with these matters:

Amendment to the Company’s Amended and Restated 2001 Stock Incentive Plan:

For	15,791,239
Against	3,348,890
Abstain	68,344

Amendment to the Company’s Amended and Restated 2006 Non-Employee Director Stock Option Plan:

For	14,017,111
Against	5,122,817
Abstain	68,545

Ratification of the selection of BDO Seidman, LLP as the Company’s independent registered public accounting firm for fiscal 2009:

For	20,405,988
Against	12,778
Abstain	15,368

Item 5.	Other Information

(a)	Not applicable.

(b)	During the period covered by this report, there were no changes to the procedures by which security holders may recommend nominees to the Board of Directors.

Item 6.	Exhibits

Exhibit No.	Exhibit

3.2	Certificate of Amendment to the Company’s Amended and Restated By-laws. (1)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (2)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (2)

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (3)

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (3)

(1)	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 22, 2009.

(2)	Filed herewith.

(3)	Furnished herewith.

*	This certification shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, nor shall it be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZOLL MEDICAL CORPORATION

Date: May 8, 2009	By:	/s/ RICHARD A. PACKER
Richard A. Packer,
Chief Executive Officer
(Principal Executive Officer)

Date: May 8, 2009	By:	/s/ A. ERNEST WHITON
A. Ernest Whiton,
Vice President of Administration and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit

3.2	Certificate of Amendment to the Company’s Amended and Restated By-laws. (1)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (2)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (2)

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (3)

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (3)

(1)	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 22, 2009.

(2)	Filed herewith.

(3)	Furnished herewith.

*	This certification shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, nor shall it be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.