Form 10-Q
period 2009-06-28
ZOLL MEDICAL CORP
filed 2009-08-07
CIK 887568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2009.

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

Class	Outstanding at July 28, 2009
Common Stock, $0.01 par value	21,098,358

This document consists of 41 pages.

ZOLL MEDICAL CORPORATION

FORM 10-Q

Forward-Looking Information

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. ZOLL Medical Corporation (the “Company,” “we,” “our,” or “us”) makes such forward-looking statements under the provisions of the “Safe Harbor” section of the Private Securities Litigation Reform Act of 1995. Actual future results may vary materially from those projected, anticipated, or indicated in any forward-looking statements as a result of certain risk factors. Readers should pay particular attention to the considerations described in Part I, Item 2 of this report under the section of Management’s Discussion and Analysis of Financial Condition and Results of Operations entitled “Risk Factors.” Readers should also carefully review the risk factors described in the other documents that we file from time to time with the Securities and Exchange Commission (“SEC”). In this report, the words “anticipates,” “believes,” “expects,” “intends,” “future,” “could,” and similar words or expressions (as well as other words or expressions referencing future events, conditions or circumstances) identify forward-looking statements. The Company assumes no obligation to update forward-looking statements or update the reasons why actual results, performances or achievements could differ materially from those provided in the forward-looking statements.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ZOLL MEDICAL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(000’s omitted, except per share data)

(Unaudited)

	June 28, 2009	September 28, 2008
ASSETS
Current assets:
Cash and cash equivalents	$48,048	$36,675
Short-term marketable securities	7,216	32,597
Accounts receivable, less allowance of $5,988 at June 28, 2009 and $6,229 at September 28, 2008	78,082	84,423
Inventories:
Raw materials	35,780	24,682
Work-in-process	5,759	6,568
Finished goods	35,225	29,773

	76,764	61,023
Prepaid expenses and other current assets	12,797	12,313

Total current assets	222,907	227,031

Property and equipment, at cost:
Land, building and building improvements	1,289	1,271
Machinery and equipment	90,749	79,101
Construction in progress	2,606	1,569
Tooling	17,455	16,463
Furniture and fixtures	4,130	3,957
Leasehold improvements	5,483	5,372

	121,712	107,733
Less: accumulated depreciation	81,087	73,779

Net property and equipment	40,625	33,954

Investments	1,310	1,310
Notes receivable	3,843	3,581
Long-term marketable securities	1,724	1,772
Goodwill	45,434	42,146
Patents and developed technology, net	23,216	20,951
Intangibles and other assets, net	18,327	15,275

	$357,386	$346,020

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$27,348	$17,539
Deferred revenue	26,664	25,771
Accrued expenses and other liabilities	24,439	31,931

Total current liabilities	78,451	75,241

Non-current liabilities:
Other long-term liabilities	2,921	2,921

Total liabilities	81,372	78,162

Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $0.01 par value, 1,000 shares authorized, none issued or outstanding; Common stock, $0.01 par value, 38,000 shares authorized, 21,057 and 21,018 issued and outstanding at June 28, 2009 and September 28, 2008, respectively	210	210
Capital in excess of par value	158,277	155,547
Accumulated other comprehensive loss	(8,333)	(7,593)
Retained earnings	125,860	119,694

Total stockholders’ equity	276,014	267,858

	$357,386	$346,020

See notes to unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(000’s omitted, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008
Product sales	$83,247	$92,722	$246,302	$274,007
Rental revenue	11,900	7,522	31,015	18,412

Total net sales	95,147	100,244	277,317	292,419
Cost of products sold	43,907	44,696	126,525	135,283
Cost of rental revenue	2,521	1,924	7,015	4,729

Total cost of goods sold	46,428	46,620	133,540	140,012

Gross profit	48,719	53,624	143,777	152,407
Expenses:
Selling and marketing	29,148	28,725	83,329	82,273
General and administrative	8,016	7,835	23,642	23,564
Research and development	10,763	8,441	28,848	24,822

Total expenses	47,927	45,001	135,819	130,659

Income from operations	792	8,623	7,958	21,748
Investment and other income, net	1,334	352	702	1,030

Income before income taxes	2,126	8,975	8,660	22,778
Provision for income taxes	636	3,231	2,494	8,200

Net income	$1,490	$5,744	$6,166	$14,578

Basic earnings per common share	$0.07	$0.27	$0.29	$0.70

Weighted average common shares outstanding	21,086	20,921	21,075	20,805

Diluted earnings per common and common equivalent share	$0.07	$0.27	$0.29	$0.69

Weighted average common and common equivalent shares outstanding	21,194	21,474	21,204	21,210

See notes to unaudited condensed consolidated financial statements.

ZOLL MEDICAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(000’s omitted)

(Unaudited)

	Nine Months Ended
	June 28, 2009	June 29, 2008
OPERATING ACTIVITIES:
Net income	$6,166	$14,578
Charges not affecting cash:
Depreciation and amortization	13,780	12,627
Stock-based compensation expense	2,579	1,963
Changes in current assets and liabilities:
Accounts receivable	5,726	(1,604)
Inventories	(11,718)	(6,886)
Prepaid expenses and other current assets	(513)	(173)
Accounts payable and accrued expenses	9,600	(1,441)

Cash provided by operating activities	25,620	19,064
INVESTING ACTIVITIES:
Purchases of marketable securities	(35,977)	(34,748)
Sales of marketable securities	61,416	33,395
Additions to property and equipment	(14,477)	(12,565)
Cash paid for acquired assets	(16,094)	—
Milestone payments related to prior years’ acquisitions	(4,500)	(6,816)
Other assets, net	(3,399)	(4,041)

Cash used for investing activities	(13,031)	(24,775)
FINANCING ACTIVITIES:
Exercise of stock options	170	4,895
Tax benefit from the exercise of stock options	—	1,669

Cash provided by financing activities	170	6,564
Effect of exchange rates on cash and cash equivalents	(1,386)	491

Net increase in cash and cash equivalents	11,373	1,344
Cash and cash equivalents at beginning of period	36,675	37,631

Cash and cash equivalents at end of period	$48,048	$38,975

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period:
Income taxes	$948	$6,785
Non-cash activity during the period:
Common stock issued at fair value for acquisition of Revivant	$—	$5,756

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

2. Segment and Geographic Information

Segment information: The Company operates in a single business segment: the design, manufacture and marketing of technologies that help advance the practice of resuscitation and temperature control therapies for the treatment of critical care patients. In order to make operating and strategic decisions, the Company’s chief executive officer (the “chief operating decision maker”) evaluates revenue performance based on the worldwide revenues of four customer/product categories, but, due to shared infrastructures, profitability is based on an enterprise-wide measure. These customer/product categories consist of (1) the sale of resuscitation devices, temperature management products and accessories to the North American hospital market, including the military marketplace, (2) the sale/lease/rental of resuscitation devices, accessories and data collection management software to the North American pre-hospital market, (3) the sale of disposable/other products in North America, and (4) the sale/lease/rental of resuscitation devices, accessories, disposable electrodes, temperature management products and data collection management software to the international market.

An immaterial amount of international sales of the Company’s wearable defibrillator product and data collection management software is currently reflected in the North American pre-hospital market.

Net sales by customer/product categories were as follows:

	Three Months Ended		Nine Months Ended
(000’s omitted)	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008
Hospital Market—North America	$26,617	$26,315	$64,389	$87,397
Pre-hospital Market—North America	40,487	42,685	126,742	116,098
Other—North America	5,645	5,822	17,357	16,857
International Market	22,398	25,422	68,829	72,067

	$95,147	$100,244	$277,317	$292,419

The Company reports assets on a consolidated basis to the chief operating decision maker.

Geographic information: Net sales by major geographical area, determined on the basis of destination of the goods, are as follows:

	Three Months Ended		Nine Months Ended
(000’s omitted)	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008
United States	$67,241	$70,225	$188,895	$206,124
Foreign	27,906	30,019	88,422	86,295

	$95,147	$100,244	$277,317	$292,419

No individual foreign country represented 10% or more of our revenues or assets for the three or nine months ended June 28, 2009 or June 29, 2008, respectively.

3. Comprehensive Income

The Company computes comprehensive income in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 130 “Reporting Comprehensive Income” (“SFAS 130”). SFAS 130 establishes standards for the reporting and display of comprehensive income and its components in financial statements. Other comprehensive income, as defined, includes all changes in equity during a period from non-owner sources, such as unrealized gains and losses on available-for-sale securities and foreign currency translation. Total comprehensive income for the three and nine months ended June 28, 2009 or June 29, 2008, respectively, was as follows:

	Three Months Ended		Nine Months Ended
(000’s omitted)	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008
Net income	$1,490	$5,744	$6,166	$14,578
Unrealized gain (loss) on available-for-sales securities, net of tax	(32)	(192)	75	(218)
Foreign currency translation adjustment	2,051	200	(815)	(401)

Total comprehensive income	$3,509	$5,752	$5,426	$13,959

4. Stock Option Plans

At June 28, 2009, the Company had two active stock-based compensation plans under which stock-based grants may be issued, and two other stock-based compensation plans under which grants are no longer being made. No further grants are being made under the Company’s 1992 Stock Option Plan (“1992 Plan”) and 1996 Non-Employee Directors’ Stock Option Plan (“1996 Plan”), but option grants remain outstanding under both plans. The Company’s active plans are the Amended and Restated 2001 Stock Incentive Plan (“2001 Plan”) and the Amended and Restated 2006 Non-Employee Director Stock Option Plan (“2006 Plan”).

On November 11, 2008, the Board of Directors adopted certain amendments to the 2001 Plan and 2006 Plan and recommended that the Company’s stockholders approve an additional 730,000 shares of Common Stock available for issuance under the 2001 Plan (for a total of 3,250,000 shares), and an additional 35,000 shares of Common Stock available for issuance under the 2006 Plan (for a total of 157,500 shares). At the 2009 Annual Meeting of Stockholders held on January 20, 2009, the Company’s stockholders approved these increases. Under the 2001 Plan, no more than 150,000 of the authorized shares may be issued in the form of restricted stock awards, and the balance may be issued in the form of stock option awards. Only stock option awards can be issued under the 2006 Plan.

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

The Company adopted the provisions of SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”), beginning October 3, 2005, using the modified prospective transition method. SFAS 123R requires the Company to measure the cost of employee services in exchange for an award of equity instruments based on the grant-date fair value of the award and to recognize cost over the requisite service period. Under the modified prospective transition method, financial statements for periods prior to the date of adoption are not adjusted for the change in accounting. However, compensation expense is recognized for (a) all share-based payments granted after the effective date under SFAS 123R, and (b) all awards granted under SFAS No. 123 to employees prior to the effective date that remain unvested on the effective date. The Company recognizes compensation expense on fixed awards with pro rata vesting on a straight-line basis over the vesting period.

Stock-based compensation charges totaled approximately $885,000 and $2.6 million during the three and nine months ended June 28, 2009, respectively, and totaled approximately $708,000 and $2.0 million during the three and nine months ended June 29, 2008, respectively. The effect of recording stock-based compensation by line item for the three and nine months ended June 28, 2009 and June 29, 2008 was as follows:

	Three Months Ended		Nine Months Ended
(000’s omitted)	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008
Cost of goods sold	$79	$67	$234	$174
Selling and marketing expense	203	180	607	496
General and administrative expense	469	348	1,353	975
Research and development expense	134	113	385	318

Total stock-based compensation	$885	$708	$2,579	$1,963

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions for grants issued during the nine months ended June 28, 2009 and June 29, 2008:

	2009	2008
Dividend yield	0%	0%
Expected volatility	44.6%	46.6%
Risk-free interest rate	2.37%	3.13%
Expected lives (years)	5.10	6.08

At June 28, 2009, there was approximately $7.0 million of unrecognized compensation cost related to non-vested awards, which the Company expects to recognize over a weighted-average period of 2.5 years.

The weighted-average, grant-date fair value of options granted (estimated using the Black-Scholes option-pricing model) was $8.58 and $11.54 for the nine months ended June 28, 2009 and June 29, 2008, respectively. During the nine months ended June 28, 2009, the Company issued 25,477 shares of common stock pursuant to exercised options for proceeds of approximately $170,000. Total intrinsic value of options exercised for the nine months ended June 28, 2009 and June 29, 2008 was approximately $260,000 and $4.5 million, respectively. It is the Company’s policy to issue new shares upon the exercise of options.

The following table summarizes the status of outstanding stock options as of June 28, 2009, as well as changes during the nine months ended June 28, 2009:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term in Years	Aggregate Intrinsic Value ($000’s)
Outstanding at September 28, 2008	1,901,819	$18.42
Granted	325,300	20.18
Exercised	(25,477)	6.67
Forfeited	(3,925)	15.77

Outstanding at June 28, 2009	2,197,717	$18.82	5.97	$4,831

Exercisable at June 28, 2009	1,309,604	$17.42	4.32	$3,645

The following table summarizes the status of unvested restricted stock awards as of June 28, 2009, as well as changes during the nine months ended June 28, 2009:

	Shares	Weighted-Average Fair Value
Unvested at September 28, 2008	42,500	$21.23
Granted	10,800	14.91
Vested	(15,468)	19.40
Forfeited	(594)	26.82

Unvested at June 28, 2009	37,238	$20.07

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

	Three Months Ended		Nine Months Ended
(000’s omitted)	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008
Average shares outstanding for basic earnings per share	21,086	20,921	21,075	20,805
Dilutive effect of stock options and unvested restricted stock	108	553	129	405

Average shares outstanding for diluted earnings per share	21,194	21,474	21,204	21,210

Average shares outstanding for diluted earnings per share for the three and nine months ended June 28, 2009 does not include options to purchase 1.6 million and 1.4 million shares of common stock, respectively, as their effect would have been antidilutive. Average shares outstanding for diluted earnings per share for the three and nine months ended June 29, 2008 does not include options to purchase 180,000 and 327,000 shares of common stock, respectively, as their effect would have been antidilutive.

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

The Company had two foreign currency forward contracts outstanding at June 28, 2009, serving to mitigate the foreign currency risk of a substantial portion of the Company’s Euro-denominated intercompany balances in the notional amount of approximately 11 million Euros. The fair value of these contracts at June 28, 2009 was approximately $15.5 million, resulting in an unrealized loss of approximately $466,000 for the quarter ended June 28, 2009. The following table presents the fair values of the Company’s derivative instruments not designated as hedging instruments as of June 28, 2009 (in thousands):

Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	Fair Value
Liabilities
Foreign currency contracts	Accrued expenses	$466

Total liabilities		$466

The following table presents the pretax impact that changes in the fair value of derivatives not designated as hedging instruments had on earnings during the three and nine months ended June 28, 2009:

		Gain (Loss) Recognized in Income
(000’s omitted)	Location of Gain (Loss) Recognized in Income	Three Months Ended June 28, 2009	Nine Months Ended June 28, 2009
Foreign currency contracts	Investment and other income (loss), net	$(498)	$924

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

Product warranty activity for the nine months ended June 28, 2009 and June 29, 2008 is as follows:

(000’s omitted)	Beginning Balance	Accruals for Warranties Issued During the Period	Decrease to Pre-existing Warranties	Ending Balance
June 28, 2009	$3,733	$941	$815	$3,859
June 29, 2008	$3,328	$1,170	$650	$3,848

8. Acquisitions and Strategic Alliances

Alsius Corporation

On May 4, 2009, the Company completed the acquisition of substantially all the assets of the intravascular temperature management business of Alsius Corporation (“Alsius”). The assets acquired include intellectual property relating to the business, other intangibles, inventories and fixed assets. The Company assumed warranty and service contract obligations relating to Alsius’ installed base of products. The Company consolidated the operations of the acquired business into its Sunnyvale, California subsidiary, ZOLL Circulation, Inc. The Company believes that the acquisition of the temperature management technology and products from Alsius, in combination with the technology and know-how previously acquired by the Company through its purchase of assets from Radiant Medical, Inc. in 2007, creates the opportunity for the Company to become a major participant in the temperature management business. No voting interest was acquired in the acquisition. Under the terms of the acquisition, the Company paid approximately $12 million in cash to Alsius. The acquisition is being accounted for under SFAS No. 141, “Business Combinations.”

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

(000’s omitted)
Assets:
Inventory	$4,003
Other current assets	23
Property and equipment	1,510
Goodwill	3,623

(000’s omitted)
Intangible assets subject to amortization (estimated 10 year weighted-average useful life):	3,500

Total assets acquired	12,659

Liabilities:
Current liabilities	313

Total liabilities assumed	313

Net assets acquired	$12,346

The goodwill resulting from this acquisition, as part of the fair value assessment will be assigned to the Company’s only reportable segment, which is the design, manufacture and marketing of technologies that help advance the practice of resuscitation and temperature control therapies for the treatment of critical care patients. All of the goodwill is expected to be deductible for income tax purposes.

Supplemental Pro Forma Information

The unaudited pro forma combined condensed statements of income for the periods ended June 28, 2009 and June 29, 2008 below give effect to the acquisition of the assets of Alsius as if the acquisition had occurred at the beginning of the year, October 1, 2007 after giving effect to certain adjustments, including amortization of the intangibles subject to amortization and related income taxes.

The unaudited pro forma combined condensed statements of income are not necessarily indicative of the financial results that would have occurred if the Alsius asset acquisition had been consummated on October 1, 2007, nor are they necessarily indicative of the financial results which may be attained in the future.

The pro forma statement of income below is based upon available information and upon certain assumptions that the Company’s management believes are reasonable.

	Three Months Ended		Nine Months Ended
(000’s omitted)	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008
Net sales	$96,290	$103,266	$285,859	$300,653
Net income	$890	$2,690	$1,300	$4,189
Net income per common share
Basic	$0.04	$0.13	$0.06	$0.20
Diluted	$0.04	$0.13	$0.06	$0.20

Strategic Alliance with Welch Allyn

In October 2008, the Company announced a strategic alliance with Welch Allyn, Inc. involving research and development, manufacturing, sales, service, and distribution related to Welch Allyn’s defibrillator and monitoring products. The Company paid approximately $5 million for the purchase of assets, which consist primarily of capitalized software, inventory and fixed assets, related to the Welch Allyn defibrillator products.

Contingent Consideration for Prior Period Acquisitions

The terms of the April 2006 acquisition of the assets of Lifecor, Inc. (“Lifecor”) provide for possible annual earn-out payments based upon revenue growth over a multi-year period. Such payments may be due with respect to Lifecor through fiscal 2011. These earn-out payments for fiscal 2009 and beyond are calculated as 100% of qualifying revenues earned in the current fiscal year in excess of the greater of the prior fiscal year qualifying revenues or $30 million. For fiscal 2008, $4.5 million was paid to Lifecor.

The terms of the March 2004 acquisition of the assets of Infusion Dynamics, Inc. (“Infusion Dynamics”) also provided for possible annual earn-out payments based upon revenue growth through fiscal 2011. For fiscal 2008, approximately $19,000 was paid to Infusion Dynamics.

Because the prospective earn-out payments for Lifecor and Infusion Dynamics are based upon revenue growth over several years, a reasonable estimate of the future payment obligations could not be determined. The annual earn-out payments will be recorded as an additional cost of the purchase and recorded as goodwill if the revenue growth specified in the respective acquisition agreements is achieved and becomes payable. The annual earn-out payments are accrued during the respective fiscal year in which they are earned and are paid in the respective subsequent fiscal year.

9. Intangibles and Other Assets

Intangibles and other assets consist of:

		June 28, 2009		September 28, 2008
(000’s omitted)	Weighted Average Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Patents and developed technology	12 years	$33,174	$9,958	$28,855	$7,904
Prepaid license fees	16 years	12,020	3,492	11,426	3,072
Customer-related intangibles	10 years	4,750	1,483	4,750	1,137
Intangible assets not subject to amortization	—	890	—	890	—
Other assets	—	8,566	2,924	4,767	2,349

		$59,400	$17,857	$50,688	$14,462

Amortization of acquired intangibles for the three months ended June 28, 2009 and June 29, 2008 was approximately $760,000 and $732,000, respectively, and is included in operating expenses in the consolidated statements of income. For the nine months ended June 28, 2009 and June 29, 2008, amortization of acquired intangibles was approximately $2.2 million for each period, and is included in operating expenses in the condensed consolidated statements of income.

10. Income Taxes

The Company’s effective tax rate for the three months ended June 28, 2009 and June 29, 2008 was 30% and 36%, respectively.

The Company’s effective tax rate for the nine months ended June 28, 2009 was a tax provision of 29% as compared to 36% for the same period in fiscal 2008. The difference in the effective tax rate is due to the fact that the U.S. Congress extended a research and development tax credit, retroactive from January 1, 2008, during the first quarter of fiscal 2009. A full-year tax credit estimate is included in the Company’s fiscal 2009 rate calculation along with a discrete period adjustment of approximately $400,000 recognized during the first quarter of fiscal 2009 to record the tax credit related to the retroactive application of the credit extension. The comparable prior-year period rate only contained one quarter of a full-year credit in the annual rate calculation. The Company initially estimated that its fiscal 2009 effective tax rate would be approximately 35%. Based on the Company’s actual year-to-date results and lower than projected annual earnings, the Company currently estimates that its fiscal 2009 effective tax rate will be approximately 33%.

As of June 28, 2009 and September 28, 2008, the Company had approximately $3.3 million of gross unrecognized tax benefits which, if recognized, could impact goodwill and/or the effective tax rate. Of the $3.3 million current-year balance, $1.2 million is expected to reverse in fiscal 2009. The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense in the consolidated statements of income. The Company had $433,000 of accrued interest and penalties in income taxes payable as of June 28, 2009 and $480,000 at September 28, 2008.

The Company is subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions. The Company has concluded all U.S. federal and most state and foreign income tax matters through fiscal 2004. The Internal Revenue Service began an audit of the Company’s fiscal 2007 tax return during the third quarter of fiscal 2009.

11. Fair Value Measurements

Effective September 29, 2008, SFAS No. 157, “Fair Value Measurements,” (“SFAS 157”) was implemented for financial assets and liabilities that are re-measured and reported at fair value at each reporting period-end date, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually. In accordance with the provisions of FASB Staff Position No. 157-2, “Effective Date of FASB Statement No. 157”, the Company has elected to defer implementation of SFAS 157 as it relates to any non-financial assets and non-financial liabilities that are recognized and disclosed at fair value in the financial statements on a nonrecurring basis until fiscal 2010. The Company is evaluating the impact, if any, that SFAS 157 will have on its non-financial assets and liabilities. The adoption of SFAS 157 in relation to financial assets and liabilities and non-financial assets and liabilities that are re-measured and reported at fair value at least annually did not have a material impact on the Company’s financial results.

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 28, 2009, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value (in thousands):

(000’s omitted)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$14,512	$14,512	$—	$—
Available for sale securities (1)	8,940	1,952	6,988	—
Notes receivable	3,843	—	3,843	—

Total	$27,295	$16,464	$10,831	$—

Liabilities:
Foreign currency contracts (2)	$466	$—	$466	$—

Total	$466	$—	$466	$—

(1)	Included in short-term marketable securities and long-term marketable securities in the accompanying condensed, consolidated balance sheet.

(2)	Included in accrued expenses in the accompanying condensed, consolidated balance sheet.

There were no changes in the Company’s valuation techniques used to measure fair values on a recurring basis as a result of partially adopting SFAS 157.

The Company also adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115,” (“SFAS 159”) during the first quarter of fiscal 2009. SFAS 159 allows companies to choose to measure eligible financial instruments and certain other items at fair value that are not required to be measured at fair value. SFAS 159 requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings at each reporting date. The Company adopted SFAS 159 but has not elected the fair value option for any eligible financial instruments as of June 28, 2009.

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

13. Cash Equivalents and Marketable Securities

The Company considers all highly liquid instruments with an original maturity of three months or less to be cash equivalents. Substantially all cash and cash equivalents are invested in a money market investment account. These amounts are stated at cost, which approximates market value. The Company accounts for marketable securities in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”). SFAS 115 establishes the accounting and reporting requirements for all debt securities and for investments in equity securities that have readily determinable fair values. All marketable securities must be classified as one of the following: held-to-maturity, available-for-sale, or trading. The Company classifies its marketable securities as available-for-sale and, as such, carries the investments at fair value, with unrealized holding gains and losses reported in stockholders’ equity as a separate component of accumulated other comprehensive income (loss). The cost of securities sold is determined based on the specific identification method. Realized gains and losses, and declines in value judged to be other than temporary, are included in investment income.

As of June 28, 2009, available-for-sale securities consisted of the following:

(000’s omitted)	Cost	Accrued Interest	Gross Unrealized
			Gains	Losses	Estimated Fair Value
Cash and money-market funds	$35	$—	$—	$—	$35
U.S. government agency and Treasury securities	16,405	—	23	—	16,428
Corporate obligations	5,262	14	22	(33)	5,265
Student loan auction rate securities	1,900	—	—	(176)	1,724

	$23,602	$14	$45	$(209)	$23,452

As of September 28, 2008, available-for-sale securities consisted of the following:

(000’s omitted)	Cost	Accrued Interest	Gross Unrealized
			Gains	Losses	Estimated Fair Value
U.S. government agency and Treasury securities	$11,773	$15	$2	$(7)	$11,783
Mortgage-back obligations	504	5	4	—	513
State and municipal obligations	15,110	59	—	(7)	15,162
Bank obligations	1,650	8	—	—	1,658
Corporate obligations	4,731	18	5	(250)	4,504
Student loan auction rate securities	1,900	—	—	(128)	1,772

	$35,668	$105	$11	$(392)	$35,392

The contractual maturities of these investments as of June 28, 2009 were as follows:

(000’s omitted)	Cost	Fair Value
Within 1 year	$17,430	$17,256
After 1 year through 5 years	5,929	5,985
After 5 years through 10 years	59	59
After 10 years	184	152

	$23,602	$23,452

The Company’s available-for-sale securities were included in the following captions in the condensed consolidated balance sheets:

(000’s omitted)	June 28, 2009	September 28, 2008
Cash and cash equivalents	$14,512	$1,023
Marketable securities	7,216	32,597
Long-term investments	1,724	1,772

	$23,452	$35,392

During fiscal 2008, the Company reclassified approximately $2 million of its marketable securities from current assets to non-current assets due to the recent illiquidity in the auction-rate securities market. The underlying assets of these investments are student loans that are backed by the federal government. During fiscal 2008, auctions failed for the auction rate securities. As a result, the Company’s ability to liquidate and fully recover the carrying value of the auction rate securities in the near term may be limited. An auction failure means that the parties wishing to sell the securities could not do so. The Company’s auction rate securities are currently rated “AAA” by Standard and Poor’s. The Company recorded a $100,000 impairment charge in fiscal 2008 on these securities based on valuation models. Subsequently, the Company entered into a Rights Agreement with UBS Financial Services, Inc. (“UBS”), through which these securities were acquired. The Rights Agreement entitles the Company to sell these securities to UBS at any time between June 30, 2010 and July 2, 2012 for par value. The Company will continue to receive interest payments based on the default provisions in the instruments until the securities are sold on the market or sold to UBS during the period established by the Rights Agreement. If the Company does not exercise its right to sell the auction rate securities to UBS by July 2, 2012, the right to sell will expire, and UBS will have no further obligation to the Company. The Rights Agreement releases UBS from all claims related to the securities except consequential damages. UBS has the right to purchase the auction rate securities at par value, without prior notice, from the Company at any time after the acceptance date. The Company believes there is no further impairment of these securities, primarily due to the government guarantee of the underlying securities and also because of the agreement by UBS to purchase, at the Company’s option, from June 30, 2010 to July 2, 2012, the auction rate securities that the Company originally acquired from UBS.

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

Gross realized gains and (losses) on available-for-sale securities were ($22,000) and ($257,000) for the three and nine months ended June 28, 2009 and were ($7,000) and ($249,000) for the three and nine months ended June 29, 2008.

14. Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 sets forth: (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS 165 is effective for interim and annual periods ending after June 15, 2009. The Company adopted SFAS 165 in the quarter ended June 28, 2009. SFAS 165 did not impact the consolidated financial statements for this period. The Company evaluated all events or transactions that occurred after June 28, 2009 up through August 7, 2009, the date the Company issued these financial statements. During this period, the Company did not have any material recognizable subsequent events.

In April 2009, the FASB issued FASB Staff Position (“FSP”) Financial Accounting Standard (“FAS”) 157-4 “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”). Based on FSP FAS 157-4, if an entity determines that the level of activity for an asset or liability has significantly decreased and that a transaction is not orderly, further analysis of transactions or quoted prices is needed, and a significant adjustment to the transaction or quoted prices may be necessary to estimate fair value in accordance with SFAS No. 157, “Fair Value Measurements”. FSP FAS 157-4 is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The Company adopted FSP FAS 157-4 for its quarter ending June 28, 2009, and this FSP did not have a significant impact on its consolidated financial statements.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2 “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2 and FAS 124-2”). FSP FAS 115-2 and FAS 124-2 applies to investments in debt securities for which other-than-temporary impairments may be recorded. If an entity’s management asserts that it does not have the intent to sell a debt security and it is more likely than not that it will not have to sell the security before recovery of its cost basis, then an entity may separate other-than-temporary impairments into two components: (1) the amount related to credit losses (recorded in earnings), and (2) all other amounts (recorded in other comprehensive income). FSP FAS 115-2 and FAS 124-2 is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The Company adopted FSP FAS 115-2 and FAS 124-2 for its quarter ending June 28, 2009, and this FSP did not have a significant impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and Accounting Principles Board (“APB”) 28-1 “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”). FSP FAS 107-1 and APB 28-1 amends SFAS No. 107

“Disclosures about Fair Value of Financial Instruments” to require an entity to provide disclosures about fair value of financial instruments in interim financial information. FSP FAS 107-1 and APB 28-1 is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The Company adopted FSP FAS 107-1 and APB 28-1 in its quarter ending June 28, 2009, and this FSP did not have a significant impact on its consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 requires entities that utilize derivative instruments to provide qualitative disclosures about their objectives and strategies for using such instruments, as well as any details of credit-risk-related contingent features contained within derivatives. SFAS 161 also requires entities to disclose additional information about the amounts and location of derivatives within the financial statements, how the provisions of SFAS 133 have been applied, and the impact that hedges have on an entity’s financial position, financial performance and cash flows. The adoption of SFAS 161 did not have a material impact on the Company’s consolidated financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162” (“SFAS 168”). SFAS 168, which was launched on July 1, 2009, became the single source of authoritative nongovernmental U.S. GAAP, superseding existing FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force and related literature. SFAS 168 eliminates the GAAP hierarchy contained in SFAS No. 162 and establishes one level of authoritative GAAP. All other literature is considered non-authoritative. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company will adopt SFAS 168 for its quarter ending September 27, 2009. The Company does not expect adoption of SFAS 168 to have a material impact on the Company’s consolidated financial statements.

In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP No. 142-3”). FSP No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). The objective of FSP No. 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141 (revised 2007), “Business Combinations,” (“SFAS 141(R)”), and other accounting principles generally accepted in the United States. FSP No. 142-3 applies to all intangible assets, whether acquired in a business combination or otherwise, and shall be effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years and should be applied prospectively to intangible assets acquired after the effective date. Early adoption is prohibited. The Company is in the process of evaluating FSP No. 142-3 and does not expect it to have a significant impact on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 will become effective as of the beginning of the Company’s fiscal year beginning after December 15, 2008. The Company believes that SFAS 160 will have an immaterial impact on the Company’s financial statements in future periods as they relate to transactions executed prior to adoption. With respect to potential transactions that may be executed subsequent to adoption, the accounting consequences could be materially different than under the current accounting rules.

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

We are committed to the design, manufacture and marketing of technologies that help advance the practice of resuscitation and temperature control therapies for the treatment of critical care patients. With products for pacing, defibrillation, circulation, temperature management, and fluid resuscitation, we provide a comprehensive set of technologies, including Real CPR Help® and See-Thru CPR® that help clinicians, EMS professionals, and lay rescuers resuscitate sudden cardiac arrest or trauma victims. We also design and market software that automates the documentation and management of both clinical and non-clinical information.

We intend for this discussion and analysis to provide you with information that will assist you in understanding our consolidated financial statements. Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. This discussion and analysis should be read in conjunction with our consolidated financial statements as of June 28, 2009 for the three and nine months then ended, and the notes thereto.

Sales for the three months ended June 28, 2009 decreased 5%, as compared to the comparable period in the prior year. Business conditions in the third quarter were similar to what we experienced during the second quarter, which included the challenging capital equipment spending environment in the North America hospital market and the impact of a strengthening US dollar on our sales denominated in a foreign currency. Additionally, we experienced some softness in the pre-hospital and International markets during the third quarter. The slowdown in capital equipment sales in these markets was partially offset by increased revenues from our LifeVest® product, U.S. military business, and data management products and the addition of temperature management revenues during the third quarter.

With respect to the strengthening US dollar, foreign exchange fluctuations had a negative impact on total third-quarter revenues of approximately $3 million as compared to the comparable prior-year period, and had a negative impact of approximately $2 million on our operating income in the third quarter as compared to the same prior-year period. Of the $3 million impact on revenue, approximately $1 million is related to the Canadian dollar within our North American operations, while the remaining $2 million is reflected within our International operations related to the Euro, Australian Dollar, and British Pound.

We completed the asset acquisition of the temperature management business from Alsius Corporation in May 2009. We generated approximately $2 million in revenue during the third quarter of fiscal 2009 from this business.

Three Months Ended June 28, 2009 Compared To Three Months Ended June 29, 2008

Sales

Net sales by customer/product categories are as follows:

(000’s omitted)	June 28, 2009	June 29, 2008	% Change
Devices and Accessories to the Hospital Market-North America	$26,617	$26,315	1%
Devices, Accessories, and Data Management Software to the Pre-hospital Market-North America	40,487	42,685	(5)%
Other Products to North America	5,645	5,822	(3)%

Subtotal North America	72,749	74,822	(3)%
All Products to the International Market	22,398	25,422	(12)%

Net Sales	$95,147	$100,244	(5)%

Sales to the North American hospital market increased slightly, or 1%, compared to the same period a year ago. North American hospital revenues included US Military/Big Government sales of $8.8 million, compared to $5.6 million in the comparable prior-year period. North American hospital sales also included approximately $1 million of temperature management revenues during the period. We continue to see curtailed spending by hospitals. We believe hospitals have constrained capital spending due to the general economic downturn and uncertainty regarding the shape of healthcare reform legislation, and that the curtailed spending should subside as customers better gauge their own economic outlook. Since professional defibrillator products are standard-of-care and the installed base continues to age, we believe such spending has merely been delayed rather than lost.

Sales to the North American pre-hospital market decreased approximately $2.2 million, or 5%, compared to the same quarter in the prior year. We experienced softness in sales of both professional defibrillators and AEDs during the quarter. This decrease in North American pre-hospital market sales was partially offset by the increased volume of LifeVest revenue, which increased 58% to $11.9 million, compared to $7.5 million in the prior-year quarter. The remaining decrease included decreased sales volume of the AutoPulse, partially offset by increased volume of data management software sales.

International sales decreased approximately $3.0 million, or 12%, in comparison to the prior-year period, driven by the approximately $2 million negative impact of foreign exchange rate fluctuations on sales by our international subsidiaries. On a constant currency basis, international sales volume would have decreased by approximately 9% compared to the prior-year quarter. International sales included approximately $1 million of temperature management revenue during the third quarter of fiscal 2009. As expected, the global economic conditions are affecting capital spending.

Total AutoPulse sales were approximately $4.1 million in comparison to $4.8 million in the prior-year quarter. Although shipments increased slightly over the second quarter of this fiscal year, once again, we believe that the comparative results are a reflection of the capital spending environment.

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

Gross margin for the three months ended June 28, 2009 decreased from 53% to 51%, compared to the same period in the prior year. Approximately one and a half percentage points of the decrease was due to the impact of foreign exchange in the current quarter compared to the prior-year quarter. Additionally, our margin decreased approximately a half of a percentage point with the introduction of the temperature management business during the third quarter of fiscal 2009. Increased LifeVest revenues partially offset this decrease with an increase in gross margin of approximately a half a percentage point. Other factors affecting the fluctuation in gross margin each individually represented less than one percentage point of our overall gross margin. Our gross margin tends to fluctuate from period to period as a result of product and geographical mix.

Backlog

Backlog increased to approximately $9.8 million at June 28, 2009, compared to approximately $7.8 million at the end of the prior quarter. Backlog was approximately $8.6 million at June 29, 2008. Our reported backlog includes only those orders, which in management’s judgment, have a high likelihood of shipping in the subsequent ninety-day period. Typically, our backlog decreases during the first and second quarters, remains relatively flat during the third quarter, and increases during the fourth quarter due to the purchasing practices of our customers. Due to possible changes in delivery schedules, cancellation of orders and delays in shipments, our backlog at any particular date is not necessarily an accurate predictor of revenue for any succeeding period.

Costs and Expenses

Operating expenses for the three months ended June 28, 2009 and June 29, 2008 were as follows:

(000’s omitted)	June 28, 2009	% of Sales	June 29, 2008	% of Sales	Change %
Selling and marketing	$29,148	31%	$28,725	29%	(2)%
General and administrative	8,016	8%	7,835	8%	(2)%
Research and development	10,763	11%	8,441	8%	(28)%

Total expenses	$47,927	50%	$45,001	45%	(7)%

As a percentage of sales, selling and marketing expenses for the three months ended June 28, 2009 increased approximately 2% as compared to the three months ended June 29, 2008. This increase, as a percentage of sales, was primarily attributed to the lower volume of revenue compared to the prior-year quarter. The increased dollar spending primarily reflected increased personnel-related expenses for the LifeVest sales force and related sales organization, including commission, salaries and fringe benefits of approximately $1.8 million, who are supporting the increased LifeVest revenue. The increase was largely offset by decreased commissions and other expense reductions in our core defibrillator operating expenses related to the lower revenue volume in the North American hospital market and the impact of foreign exchange rates on foreign-denominated operating expenses.

As a percentage of sales, general and administrative expenses remained consistent at 8% of sales as compared to the three months ended June 28, 2009. General and administrative expenses were consistent with the prior-year period at approximately $8 million.

As a percentage of sales, research and development expenses for the three months ended June 28, 2009 increased approximately 3% compared to the three months ended June 29, 2008. Research and development expenses increased for the three months ended June 28, 2009 compared to the three months ended June 29, 2008, predominantly due to additional costs of approximately $1.5 million as a result of hiring additional research and development personnel in connection with the strategic alliance with Welch Allyn.

Investment and other income (loss), net

Investment and other income (loss) net, includes interest income, realized and unrealized foreign exchange gains and losses, and other income and expense. Investment and other income (loss), net totaled approximately $1.3 million and $352,000 for the three months ended June 29, 2009 and June 28, 2008, respectively. The increase primarily reflects foreign exchange gains on marking our foreign denominated intercompany receivable balances to the spot rate at the end of the period.

Income Taxes

Our effective tax rate for the three months ended June 28, 2009 and June 29, 2008 was 30% and 36%, respectively. The decrease in the effective tax rate is due to a relatively consistent benefit provided by the research and development tax credit being applied to lower expected annual earnings.

Effective October 1, 2007, we adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). At June 28, 2009 and September 28, 2008, we had approximately $3.3 million of gross unrecognized tax benefits, all of which, if recognized, would affect goodwill and/or our effective tax rate. Of the $3.3 million current-year balance, $1.2 million is expected to reverse in fiscal 2009. We recognize interest and penalties related to unrecognized tax benefits in income tax expense in the consolidated statements of income. We had $433,000 of accrued interest and penalties at June 28, 2009 and $480,000 at September 28, 2008.

We are subject to U.S. federal income tax as well as to income taxes of multiple state and foreign jurisdictions. We have concluded all U.S. federal and most state and foreign income tax matters through fiscal 2004. The Internal Revenue Service began an audit of our fiscal 2007 tax return during the third quarter of fiscal 2009.

In the first quarter of fiscal 2009, we estimated that our fiscal 2009 effective tax rate would be approximately 35%. Based on our actual year-to-date results and lower than projected annual earnings, we now estimate that our fiscal 2009 effective tax rate will be approximately 33% before discrete period items.

Nine Months Ended June 28, 2009 Compared To Nine Months Ended June 29, 2008

Sales

Net sales by customer/product categories are as follows:

(000’s omitted)	June 28, 2009	June 29, 2008	% Change
Devices and Accessories to the Hospital Market-North America	$64,389	$87,397	(26)%
Devices, Accessories, and Data Management Software to the Pre-hospital Market-North America	126,742	116,098	9%
Other Products to North America	17,357	16,857	3%

Subtotal North America	208,488	220,352	(5)%
All Products to the International Market	68,829	72,067	(4)%

Net Sales	$277,317	$292,419	(5)%

Net sales decreased 5% for the nine months ended June 28, 2009 compared to the prior-year period.

Sales to the North American hospital market decreased approximately $23.0 million, or 26%, compared to the same period a year ago. This decrease primarily reflects curtailed spending by hospitals in response to the general economic downturn. The decrease was also attributable to a smaller volume of US Military/Big Government sales compared to the nine-month period in fiscal 2008. The contract with the State of California in the prior year contributed approximately $8 million of the $20.3 million in sales to the US Military/Big Government in the nine months ended June 29, 2008, in comparison to a total of $15.0 million in U.S. Military/Big Government sales during the nine-month period of fiscal 2009.

Sales to the North American pre-hospital market increased approximately $10.6 million, or 9%, compared to the same period in the prior year. The increase in North American pre-hospital market sales was primarily a result of increased volume of LifeVest revenue of approximately $12.6 million. Other contributors included increased volume in data management software sales and AutoPulse sales, partially offset by a lower volume of AEDs and professional defibrillators.

International sales decreased approximately $3.2 million, or 4%, compared to the prior-year period. The negative impact of foreign exchange rate fluctuations on sales by our international subsidiaries, excluding Canada, totaled approximately $6 million. The increased volume of sales was driven by our direct subsidiaries in France and the UK.

Total sales of the AutoPulse product increased 16%, with particularly strong growth in the North American pre-hospital market. Total AutoPulse sales were approximately $12.6 million in comparison to $10.9 million in the prior-year period.

Gross Margins

Gross margin for the nine months ended June 28, 2009 remained consistent compared to the same period in the prior year at approximately 52%. Approximately a percentage point decrease was due to the impact of foreign exchange rates. This decrease was partially offset by approximately a half of a percentage point increase in margin due to the absence in the current-year of the low margin State of California order which adversely affected the gross margin for the prior-year period. Other factors affecting the fluctuation in gross margin, each individually represented less than one percentage point of our overall gross margin, including the LifeVest business which contributed an increase to the overall gross margin of approximately a half of a percentage point. Our gross margin tends to fluctuate from period to period as a result of unit volume levels, mix of product and customer class, geographical mix, foreign exchange rate fluctuation and overall market conditions.

Costs and Expenses

Operating expenses for the nine months ended June 28, 2009 and June 29, 2008 were as follows:

(000’s omitted)	June 28, 2009	% of Sales	June 29, 2008	% of Sales	Change %
Selling and marketing	$83,329	30%	$82,273	28%	(1)%
General and administrative	23,642	9%	23,564	8%	0%
Research and development	28,848	10%	24,822	9%	(16)%

Total expenses	$135,819	49%	$130,659	45%	(4)%

As a percentage of sales, selling and marketing expenses for the nine months ended June 28, 2009 increased approximately 2% as compared to the nine months ended June 29, 2008. This increase, as a percentage of sales, was primarily attributed to the relatively small incremental operating expense in the prior-year period associated with the revenue obtained from the State of California order. We did not receive a similar order in the current-year period. The increased dollar spending primarily reflected increased personnel-related expenses of approximately $4.9 million for the expanded LifeVest sales force and related sales organization, including commissions, salaries and fringe benefits that are supporting the increased LifeVest revenue, partially offset by the favorable impact of foreign exchange rates on foreign-denominated operating expenses of approximately $3 million.

As a percentage of sales, general and administrative expenses increased slightly to 9% of sales as compared to 8% of sales for the nine months ended June 29, 2008. General and administrative expenses were consistent with the prior-year period.

As a percentage of sales, research and development expenses for the nine months ended June 28, 2009 increased approximately one percentage point compared to the nine months ended June 29, 2008. Research and development expenses increased for the nine months ended June 28, 2009 compared to the nine months ended June 29, 2008, due predominantly to increased costs related to hiring additional research and development personnel in connection with the strategic alliance with Welch Allyn.

Investment and other income (loss), net

Investment and other income (loss), net includes interest income, realized and unrealized foreign exchange gains and losses, and other income and expense. Investment and other income (loss), net totaled approximately $702,000 and $1.0 million for the nine months ended June 28, 2009 and June 29, 2008, respectively. This decrease is primarily the result of the rapid strengthening of the US dollar earlier in fiscal 2009 as we marked our short-term foreign denominated intercompany receivables to market at the end of the reporting period.

Income Taxes

Our effective tax rate for the nine months ended June 28, 2009 and June 29, 2008 was 29% and 36%, respectively. During the first quarter of 2009, the U.S. Congress extended a research and development tax credit which was retroactive from January 1, 2008. The difference in our effective tax rate is due to a discrete U.S. research and development tax credit of approximately $400,000 recorded during the quarter ended December 28, 2008 for the retroactive portion of the tax credit and to a full-year projected tax credit for research and development in the 2009 annual rate calculation, as compared to only one quarter of a full-year credit in fiscal 2008.

Liquidity and Capital Resources

Our overall financial condition remains strong. Our cash, cash equivalents and short-term marketable securities at June 28, 2009 totaled $55.3 million, compared with $69.3 million at September 28, 2008. We continue to have no long-term debt. On May 4, 2009, we purchased substantially all of the assets of the intravascular temperature management business of Alsius Corporation for a cash purchase price of approximately $12.3 million. See Note 8 to the condensed consolidated financial statements.

As we have previously stated, we have used cash, and it is possible we will use additional cash, to assist customers who transition to our products with various financing arrangements. We also may use cash to assist creditworthy customers with various financing arrangements as a result of the current difficult liquidity and credit environment.

Cash Requirements

We believe that the combination of existing cash, cash equivalents, and highly liquid short-term investments, together with future cash to be generated by operations and amounts available under our line of credit, will be sufficient to meet our ongoing operating and capital expenditure requirements for the foreseeable future. We believe we have, and will maintain, sufficient cash to meet future contingency payments related to the Lifecor and Infusion Dynamics acquisitions (payments to Lifecor may be made in cash or the Company’s common stock at our option.) We may also need to use these funds in the future for potential acquisitions.

Sources and Uses of Cash

To assist with the discussion, the following table presents the abbreviated cash flows for the nine months ended June 28, 2009 and June 29, 2008:

(000’s omitted)	Nine months ended June 29, 2009	Nine months ended June 29, 2008
Net income	$6,166	$14,578
Changes not affecting cash	16,359	14,590
Changes in current assets and liabilities	3,095	(10,104)

Cash provided by operating activities	25,620	19,064
Cash used for investing activities	(13,031)	(24,775)
Cash provided by financing activities	170	6,564
Effect of foreign exchange rates on cash	(1,386)	491

Net change in cash and cash equivalents	11,373	1,344
Cash and cash equivalents - beginning of period	36,675	37,631

Cash and cash equivalents - end of period	$48,048	$38,975

Operating Activities

Cash provided by operating activities of $25.6 million for the nine months ended June 28, 2009 increased $6.6 million compared to cash provided by operating activities for the nine months ended June 29, 2008 of $19.1 million. The increase in cash provided by operating activities for the nine months ended June 28, 2009, as compared to the nine months ended June 29, 2008, was primarily attributable to the decrease in cash payments for accounts payable and accrued expenses as well as increased cash provided by accounts receivable. These increases to cash provided by operating activities were partially offset by lower net income in fiscal 2009 than in fiscal 2008 and by increased inventory purchases for the nine months ended June 28, 2009 as compared to the nine months ended June 29, 2008.

Investing Activities

Cash used in investing activities during the nine months ended June 28, 2009 decreased by approximately $11.7 million from cash used in investing activities during the nine months ended June 29, 2008. This decrease is primarily attributable to the approximately $26.8 million in net sales of marketable securities in the nine months ended June 29, 2009 over the comparable period in the prior year. Additionally, payments of contingent consideration on prior period acquisitions decreased with the final earn-out payment to the shareholders of Revivant Corporation (“Revivant”) in fiscal 2008. These decreases were partially offset by the approximately $16.1 million in cash paid for the acquisition of substantially all of the assets of the intravascular temperature management business of Alsius and for the purchase of assets related to the Welch Allyn defibrillator products.

Financing Activities

Cash provided by financing activities during the nine months ended June 28, 2009 decreased approximately $6.4 million compared to the nine months ended June 29, 2008. The change reflects a substantially lower number of stock options exercised during the current nine-month period (options for 25,477 shares in the current period compared to options for 309,964 shares in the previous year period).

Investments

In March 2004, we acquired substantially all the assets of Infusion Dynamics. Under the terms of the acquisition, we are obligated to make additional earn-out payments through 2011 (“contingencies”) based on performance of the acquired business (See Note 8). Because additional consideration is based on the growth of sales, a reasonable estimate of the future payments to be made cannot be determined. As these contingencies are resolved and the consideration is distributable, we record the fair value of the additional consideration as additional cost of the acquired assets. Our earn-out payments, in the form of cash, for fiscal 2007 and 2008 were approximately $11,000 and $19,000, respectively. The annual earn-outs were accrued during the fiscal period when earned and paid out in the subsequent fiscal period.

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

We exercised our option to acquire the business and assets of Lifecor on March 22, 2006 and acquired the business and assets on April 10, 2006. We assumed Lifecor’s outstanding debt (plus an additional $3.0 million owed to us, which was cancelled) and certain stated liabilities. We paid the third-party debt in April 2006. We agreed to pay additional consideration in the form of earn-out payments to Lifecor based upon future revenue growth of the acquired business over a five-year period (See Note 8). Earn-out payments to Lifecor were made in the form of cash for fiscal 2007 and 2008 in the approximate amounts of $3.2 million and $4.5 million, respectively. The annual earn-outs were accrued during the fiscal period when earned and paid out in the subsequent fiscal period. Because additional consideration will be based on the growth of sales, a reasonable estimate of the total acquisition cost cannot be determined.

In October 2008, we announced a strategic alliance with Welch Allyn involving research and development, manufacturing, sales, service, and distribution related to Welch Allyn’s defibrillator and monitoring products. We paid approximately $5 million for the purchase of assets, which consist primarily of capitalized software, inventory and fixed assets, related to the Welch Allyn defibrillator products.

On May 4, 2009, we completed the acquisition of substantially all the assets of the intravascular temperature management business of Alsius Corporation (“Alsius”). The assets acquired include intellectual property relating to the business, other intangibles, inventories and fixed assets. We assumed warranty and service contract obligations relating to Alsius’s installed base of products. The operations of the acquired business were consolidated at our Sunnyvale, California subsidiary, ZOLL Circulation, Inc. We believe that the acquisition of the temperature management technology and products from Alsius, in combination with the technology and know-how previously acquired through our purchase of assets from Radiant Medical, Inc. in 2007, creates the opportunity for us to become a major participant in the temperature management business. No voting interest was acquired in the acquisition. Under the terms of the acquisition, we paid approximately $12 million in cash to Alsius.

Debt Instruments and Related Covenants

We maintain an unsecured working capital line of credit with our bank. Under this working capital line, we may borrow, on a demand basis, up to $12 million. This line of credit bears interest at LIBOR plus 2% for short-term borrowings (2 – 3 months). For longer term loans, the line of credit bears interest at the rate of LIBOR plus 4% to 6%. No borrowings were outstanding on this line during fiscal 2008 or as of June 28, 2009. There are no covenants related to this line of credit.

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

	Payments Due by Period
(000’s omitted)	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Contractual Obligations
Non-Cancelable Operating Lease Obligations	$7,745	$2,332	$3,897	$1,366	$150
Purchase Obligations	4,773	1,526	1,632	1,615	—

Total Contractual Obligations	$12,518	$3,858	$5,529	$2,981	$150

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

Hedging Activities

We had two foreign currency forward contracts outstanding at June 28, 2009 in the notional amount of approximately 11 million Euros, serving to mitigate the foreign currency risk of a substantial portion of our Euro-denominated intercompany balances. The net settlement amount of these two contracts on June 28, 2009, is an unrealized loss of approximately $466,000, which is included in earnings within “investment and other income, net.” We had a net realized loss of $32,000 from foreign currency forward contracts during the quarter ended June 28, 2009, which is included in earnings within “investment and other income, net,” compared to no realized gains or losses for the prior year’s quarter.

As of June 28, 2009, we did not have any contracts outstanding to serve as a hedge of our forecasted sales to our subsidiaries. As of June 29, 2008, we had contracts outstanding totaling $3.9 million to serve as a hedge of our forecasted sales to our subsidiaries, all maturing in less than twelve months. Because these derivatives did not qualify for hedge accounting in accordance with SFAS 133, we entered into offsetting derivatives, totaling $3.9 million. All of the contracts were marked to market with changes in fair value recorded to earnings. At June 29, 2008, the net settlement amount on these contracts was an unrealized loss of approximately $29,000. Net realized losses were approximately $125,000 for the quarter ended June 29, 2008 and were recorded in “investment and other income, net” in the consolidated statements of income.

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

Revenue Recognition

Revenues from sales of cardiac resuscitation and temperature management therapy devices, disposable electrodes, catheters and accessories are recognized when a signed non-cancelable purchase order exists, the product is shipped, title and risk have passed to the customer, the fee is fixed or determinable, and collection is considered probable. Circumstances that generally preclude the immediate recognition of revenue include shipping terms of FOB destination or the existence of a customer acceptance clause in a contract based upon customer inspection of the product. In these instances, revenue is deferred until adequate documentation is obtained to ensure that these criteria have been fulfilled. Similarly, revenues from the sales of our products to distributors fall under the same guidelines. For all significant orders placed by our distributors, we require an approved purchase order, we perform a credit review, and we ensure that the terms on the purchase order or contract are proper and do not include any contingencies which preclude revenue recognition. We do not typically offer any special right of return, stock rotation or price protection to our distributors or end customers. For sales in which payment extends beyond a twelve month period, we recognize revenue at its net present value using an imputed rate of interest.

Our sales to customers often include a device, disposables and other accessories. For the vast majority of our shipments, all deliverables are shipped together. In cases where some elements of a multiple element arrangement are not delivered as of a reporting date, we defer the fair value of the undelivered elements and only recognize the revenue related to the delivered elements in accordance with Emerging Issues Task Force (“EITF”) 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”). Revenues are recorded net of estimated returns. Some sales to customers of our cardiac resuscitation devices may include some data collection software. The cardiac resuscitation device and software product can operate independently of each other and one does not affect the functionality of the other. In cases where both elements are included in a customer’s order but only one has been delivered by the reporting date, we defer the fair value of the undelivered element and recognize the revenue related to the delivered item in accordance with EITF 03-05, “Applicability of AICPA Statement of Position 97-2, Software Revenue Recognition to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software” and EITF 00-21.

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

In fiscal 2007, we were awarded a contract of approximately $11.6 million with a contractor hired by the State of California to supply defibrillators and accessories. The contract also includes preventative maintenance and storage services for certain defibrillators and accessories over a five-year period. Based on the award, we shipped the defibrillators and accessories (“equipment”) in three installments over the course of four months beginning in the fourth quarter of fiscal 2007 and ending in the first quarter of fiscal 2008. At the request of the State, the equipment was shipped to three warehouse locations within California in order to provide for rapid deployment in the case of an emergency. Two of the warehouses are facilities leased by us. Due to the life support function of the equipment and the requirement that they be deployed at a moment’s notice to sustain life in the event of an emergency, it is important that they are stored in an appropriate condition and location. As a result, the State requested that we make arrangements to store and maintain certain of the equipment to ensure it performs its life support function when deployed. Individuals with the requisite background, skills and credentials store and maintain the products. The preventative maintenance services include preventative maintenance on the defibrillator units as well as battery and electrode replacement upon expiration of their shelf life within the five year period of the contract.

Although we delivered the first two installments of the equipment during the fourth quarter of the fiscal year ended September 30, 2007, no revenue was recognized since objective and reliable evidence of fair value did not exist for all undelivered elements. We recognized revenue related to the delivered equipment in the first quarter of fiscal 2008 as we determined that objective and reliable evidence of fair value exists for all remaining undelivered elements, including maintenance, storage, insurance and accessories. We recognized approximately $8 million of revenue during the first quarter of fiscal 2008. The remaining amount of consideration is being recognized over a five-year period as the undelivered elements are delivered. As of June 28, 2009, we had approximately $2.1 million in deferred revenue related to this contract.

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

We also generate rental revenue from our LifeVest product. Doctors prescribe the LifeVest equipment for use by their patients. The patients then rent the LifeVest product for use over a prescribed period of time, between 2-3 months. The patients are generally covered by health plan contracts, which typically contract with a third party payor that agrees to pay based on fixed or allowable reimbursement rates. Third party payors are entities such as insurance companies, governmental agencies, health maintenance organizations or other managed care providers. The rental income is recognized ratably over the rental period.

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

As of June 28, 2009, our accounts receivable balance of $78.1 million is reported net of allowances of $6.0 million. We believe our reported allowances at June 28, 2009 are adequate. If the financial condition of our customers was to deteriorate, however, resulting in their inability to make payments, we might need to record additional allowances, resulting in additional expenses being recorded for the period in which such determination was made.

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

Fair Value Measurements

During the first quarter of fiscal 2009, we adopted FASB SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), for all financial assets and liabilities and nonfinancial assets and liabilities which are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). In accordance with SFAS Position 157-2, “Effective Date of FASB Statement No. 157,” we have elected to defer implementation of SFAS 157 as it relates to our non-financial assets and non-financial liabilities that are recognized and disclosed at fair value in the financial statements on a nonrecurring basis until the first quarter of fiscal 2010. We are evaluating the impact, if any, SFAS 157 will have on our non-financial assets and liabilities. The adoption of SFAS 157 for financial assets and liabilities and non-financial assets and liabilities which are recognized or disclosed at fair value in the financial statements on a recurring basis did not have a material effect on our financial condition or operating results.

We also adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115” (“SFAS 159”), during the first quarter of fiscal 2009. SFAS 159 allows companies to choose to measure eligible financial instruments and certain other items at fair value that are not required to be measured at fair value. SFAS 159 requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings at each reporting date. We adopted SFAS 159 but did not elect the fair value option for any eligible financial instruments as of June 28, 2009.

Refer to Note 11, “Fair Value Measurements,” to the condensed consolidated financial statements in this Form 10-Q for additional information on the adoption of SFAS 157 and SFAS 159.

Warranty Reserves

Our products are sold with warranty provisions that require us to remedy deficiencies in quality or performance over a specified period of time, usually one year for pre-hospital and international customers and five years for hospital customers. In instances where pre-hospital customers receive warranty coverage beyond one year, revenue is deferred based upon vendor specific objective evidence of fair value and recognized over the period of extended warranty. We provide for the estimated cost of product warranties at the time product is shipped and revenue is recognized. The costs that we estimate include material, labor, and shipping. While we engage in product quality programs and processes, our warranty obligation is affected by product failure rates, material usage and service delivery costs incurred in correcting a product failure. We believe that our recorded liability of $3.9 million at June 28, 2009 is adequate to cover future costs for the servicing of our products sold through that date and under warranty. If actual product failure rates, material usage or service delivery costs differ from our estimates, revisions to the estimated warranty liability would be required.

Inventory

We value our inventories at the lower of cost or market. Cost is determined by the first-in, first-out (“FIFO”) method, including material, labor and factory overhead.

Inventory on hand may exceed future demand either because the product is outdated, obsolete, or because the amount on hand is in excess of future needs. We provide for the total value of inventories that we determine to be obsolete based on criteria such as customer demand and changing technologies. We estimate excess inventory amounts by reviewing quantities on hand and comparing those quantities to sales forecasts for the next 12 months, identifying historical service usage trends, and matching that usage with the installed base quantities to estimate future needs. At June 28, 2009, our inventory was recorded at net realizable value requiring adjustments of $8.7 million, or 10.2% of our $85.4 million gross inventories.

Goodwill

At June 28, 2009, we had approximately $45 million in goodwill, primarily resulting from our acquisitions of Revivant (approximately $27 million), the assets of Lifecor (approximately $5 million), certain assets of BIO-key International, Inc. (approximately $5 million), the assets of Infusion Dynamics (approximately $4 million) and the assets of the intravascular temperature management business of Alsius (approximately $4 million.) In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” we test our goodwill for impairment at least annually by comparing the fair value of our reporting units to the carrying value of those reporting units. Fair value is determined based on an estimate of the discounted future cash flows expected from the reporting units. The determination of fair value requires significant judgment on the part of management about future revenues, expenses and other assumptions that contribute to the net cash flows of the reporting units. Additionally, we periodically review our goodwill for impairment whenever events or changes in circumstances indicate that impairment has occurred.

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

Risk Factors

The following changes have been made to the Risk Factors contained in our Annual Report on Form 10-K for the fiscal year ended September 28, 2008, which was filed with the SEC on December 8, 2008: (1) we have added five new risk factors entitled:

•	“Healthcare Reform Legislation Could Adversely Affect Our Revenue and Financial Condition;”

•	“Current and Future State and Municipal Budget Deficits Could Adversely Affect our Financial Performance;”

•	“The Company Has Entered Into A Strategic Alliance With Welch Allyn Which May Not Be Successful;”

•	“The Company Has Acquired Substantially All the Assets of Alsius Corporation. If We are Not Successful in Fully Integrating this Business, Our Operating Results May be Affected;” and

•	“We May Incur Significant Liability if it is Determined Under FDA Regulations That We Are Promoting Off-Label Use of Our Temperature Management Products;” and

(2) we have modified the following seven risk factors entitled:

•	“If We Fail to Compete Successfully in the Future against Existing or Potential Competitors, Our Operating Results May Be Adversely Affected;”

•

“We Acquired New Products and Technology, Such as Temperature Management Technology from Radiant Medical, Inc. and Alsius Corporation. If We Are Not Successful in Growing Our Business with These Products and Technology, Our Operating Results May Be Affected;”

•	“We Are Conducting Clinical Trials Related to Newer Technologies Which May Prove Unsuccessful and Have a Negative Impact on Future Sales;”

•	“We May be Required to Implement a Costly Product Recall;”

•

“We May Fail to Adequately Protect or Enforce Our Intellectual Property Rights or Secure Rights to Third Party Intellectual Property, and Our Competitors Can Use Some of Our Previously Proprietary Technology;”

•	“Intangibles and Goodwill We Currently Carry on Our Balance Sheet May Become Impaired;” and

•	“We Have Only One Manufacturing Facility for Each of Our Major Products and Any Damage or Incapacitation of Any of the Facilities Could Impede Our Ability to Produce These Products.”

If We Fail to Compete Successfully in the Future against Existing or Potential Competitors, Our Operating Results May Be Adversely Affected.

Our principal global competitors with respect to our entire cardiac resuscitation equipment product line are Physio-Control and Philips. Physio-Control is a subsidiary of Medtronic, Inc., a leading medical technology company, and has been the market leader in the defibrillator industry for over 20 years. As a result of Physio-Control’s large position in this industry, many potential customers have relationships with Physio-Control that could make it difficult for us to continue to penetrate the markets for our products. In addition, Medtronic and Philips and other competitors each have significantly greater resources than we do. Accordingly, Medtronic, Philips and other competitors could substantially increase the resources they devote to the development and marketing of products that are competitive with ours. These and other competitors may develop and successfully commercialize medical devices that directly or indirectly accomplish what our products are designed to accomplish in a superior and/or less expensive manner. Medtronic previously announced its intention to spin off its external defibrillator business into a separate publicly traded company once it resolves quality issues with the Food and Drug Administration (“FDA”), which have disrupted shipments of its products. How these continuing developments will affect the competitive landscape in the future is unclear, but the Company has taken steps to pursue additional customers. (See additional discussion of this situation regarding Physio-Control, Medtronic’s external defibrillator business, in the risk factor below entitled, “The Resumption of Unrestricted Shipments of Physio-Control, a Division of Medtronic, May Adversely Affect our Revenues and Profits.”)

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

The Resumption of Unrestricted Shipments of Physio-Control, a Division of Medtronic, May Adversely Affect our Revenues and Profits.

Beginning in January 2007, Physio-Control, a division of Medtronic, had suspended most U.S. product shipments due to internal quality control issues. In August 2007, Physio-Control began shipping some products to U.S. customers under certain restrictions. As announced by Physio-Control on April 28, 2008, it has reached an agreement on a consent decree with the FDA regarding its quality system improvements for its external defibrillator products. Under the consent decree, Physio-Control will be allowed to continue shipments in the United States. In addition, under the consent decree, restrictions on shipments now apply to International shipments as well. Once certain conditions under the consent decree are met, Physio-Control will be allowed to resume unrestricted distribution. The full resumption of shipments may adversely affect our revenues in the future.

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

We Acquired New Products and Technology, Such as Temperature Management Technology from Radiant Medical, Inc. and Alsius Corporation. If We Are Not Successful in Growing Our Business with These Products and Technology, Our Operating Results May Be Affected.

We have acquired temperature management technology. As part of the successful development of the market for this technology, where applicable, we must:

•	establish new marketing and sales strategies;

•	identify respected health professionals and organizations to champion the products;

•	work with potential customers to develop new sources of unbudgeted funding;

•	conduct successful clinical trials;

•	achieve early success for the product in the field; and

•	obtain FDA approval of new indications.

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

We recently announced that the AutoPulse trial would run approximately six months longer than originally anticipated due to a battery issue. While this additional time is necessary, it will result in additional costs to conduct the trial and at the same time postpone the impact of any financial benefits if this trial is successful.

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

We expect the healthcare industry to continue to change significantly in the future. Both the pressure to reduce prices for our products in response to these trends and the decrease in the size of the market as a result of these trends could adversely affect our levels of revenues and profitability of sales, which could have a material adverse effect on our business.

Healthcare Reform Legislation Could Adversely Affect Our Revenue and Financial Condition.

In recent years, there have been numerous initiatives on the federal and state levels for comprehensive reforms affecting the payment for, the availability of and reimbursement for healthcare services in the United States. These initiatives have ranged from proposals to fundamentally change federal and state healthcare reimbursement programs, including providing comprehensive healthcare coverage to the public under governmental funded programs, to minor modifications to existing programs. Recently, President Obama and members of Congress have proposed significant reforms to the U.S. healthcare system. Both the U.S. Senate and House of Representatives have conducted hearings about U.S. healthcare reform. The Obama administration’s fiscal year 2010 budget included proposals to limit Medicare payments and increase taxes. In addition, members of Congress have proposed a single-payer healthcare system, a government health insurance option to compete with private plans and other expanded public healthcare measures. The ultimate content or timing of any future healthcare reform legislation, and its impact on us, is impossible to predict. If significant reforms are made to the healthcare system in the United States, or in other jurisdictions, those reforms may have an adverse effect on our financial condition and results of operations.

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

Recent Economic Trends Could Adversely Affect our Financial Performance.

The global economic recession has adversely affected the levels of both our sales and profitability. As widely reported, the domestic and global financial markets have recently experienced severe disruption in recent months, including severely diminished liquidity and credit availability. Consequently, economic weakness has grown more severe. We believe these conditions have not materially affected our financial position as of June 28, 2009 or our liquidity for the quarter ended June 28, 2009. However, we could be negatively impacted if these conditions continue for a sustained period of time, or if there is further deterioration in financial markets and major economies. The current tightening of credit in financial markets may adversely affect the ability of our customers and suppliers to obtain financing, which could result in a decrease in, or deferrals or cancellations of, the sale of our products and services.

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

We, like most of our U.S. competitors, have received warning letters from the FDA in the past, and we may receive warning letters in the future. We have always complied with the warning letters we have received. However, our failure to comply with FDA regulations could result in sanctions being imposed on us, including restrictions on the marketing or recall of our products. These sanctions could have a material adverse effect on our business.

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

Further legislative or administrative reforms to the U.S. or international reimbursement systems that significantly reduce insurance coverage for our LifeVest product or deny coverage for our LifeVest product, or adverse decisions regarding coverage or reimbursement issues relating to our LifeVest product by administrators of such systems would have an adverse impact on the sales of our LifeVest product. This in turn could have an adverse effect on our financial condition and results of operations.

Our LifeVest Product is a Reimbursable Product and Is Subject to Laws that Are Different from Our Capital Equipment Business.

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

Our International Sales Expose Our Business to a Variety of Risks That Could Result in Significant Fluctuations in Our Results of Operations.

Approximately 32% of our sales for the first nine months of fiscal 2009 were made to foreign purchasers, and we plan to increase the sale of our products to foreign purchasers in the future. As a result, a significant portion of our sales is and will continue to be subject to the risks of international business, including:

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

Our success will depend in part on our ability to obtain and maintain patent protection for our products, methods, processes and other technologies, to preserve our trade secrets and to operate without infringing the proprietary rights of third parties. We hold over 250 U.S. and over 150 foreign patents for our various inventions and technologies. Additional patent applications have been filed with the U.S. Patent and Trademark Office and outside the U.S. and are currently pending. The patents that have been granted to us are for a definitive period of time and will expire. We have filed certain corresponding foreign patent applications and intend to file additional foreign and U.S. patent applications as appropriate. We cannot be assured as to:

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

We May Acquire Other Businesses, and We May Have Difficulty Integrating These Businesses or Generating an Acceptable Return from Acquisitions.

We recently acquired certain assets from Welch Allyn, Inc. and Alsius Corporation. We may acquire other companies or make strategic purchases of interests in other companies related to our business in order to grow, add product lines, acquire customers or otherwise attempt to gain a competitive advantage in new or existing markets. Such acquisitions and investments may involve the following risks:

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

Intangibles and Goodwill We Currently Carry on Our Balance Sheet May Become Impaired.

At June 28, 2009, we had approximately $81 million of goodwill and intangible assets on our balance sheet. These assets are subject to impairment if the cash flow that we generate from these assets specifically, or our business more broadly, are insufficient to justify the carrying value of the assets. Factors affecting our ability to generate cash flow from these assets include, but are not limited to, general market conditions, product acceptance, pricing and competition, distribution, costs of production and operations.

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

The Company Holds Various Marketable Securities Investments Which Are Subject to Market Risk, Including Volatile Interest Rates and a Volatile Stock Market.

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

The Company Has Entered Into A Strategic Alliance With Welch Allyn Which May Not Be Successful.

The Company recently announced a strategic alliance with Welch Allyn involving research and development, manufacturing, sales, service, and distribution related to Welch Allyn’s defibrillator and monitoring products. If we are delayed or fail to achieve our goals for this strategic alliance, our operating results could be unfavorably affected. For example, we have experienced a delay in receiving a 510(k) clearance for an AED product to be sold by Welch Allyn.

The Company Has Acquired Substantially All the Assets of Alsius Corporation. If We are Not Successful in Fully Integrating this Business, Our Operating Results May be Affected.

On May 4, 2009, we acquired substantially all the assets of the intravascular temperature management business of Alsius Corporation (“Alsius”). Alsius developed and manufactured intravascular temperature management devices. We face many challenges in order for this acquisition to be successful, such as relocating the product manufacturing to a different location, scaling up the new production facility, reducing the costs of the products, leveraging our sales force to sell the new products and continuing clinical efforts for acceptance of the products for additional applications. Additionally, selling temperature management products may expose us to new risk factors. If we are not successful in achieving these and other integration challenges, our operating results may be adversely affected.

We May Incur Significant Liability if it is Determined Under FDA Regulations That We Are Promoting Off-Label Use of Our Temperature Management Products.

We have regulatory clearances to sell our temperature management products in Europe, Canada and in other countries outside the United States to treat cardiac arrest, but we do not have FDA clearance to sell these products in the United States to treat cardiac arrest. In the United States, the use of our temperature management products to treat cardiac arrest is and will be considered off-label use unless and until we receive regulatory clearance for use of our temperature management products to treat cardiac arrest patients. In the event that we are not able to obtain FDA clearance or approval, we may be at risk for liabilities and lost revenue as a result of off-label use.

Under the Federal Food, Drug and Cosmetic Act and other laws, we are prohibited from promoting our temperature management products for off-label uses. This means that we may not make claims about the safety or effectiveness of our temperature management products for the treatment of cardiac arrest patients, and means that we may not proactively discuss or provide information on the use of our temperature management products for the treatment of cardiac arrest patients, with very specific exceptions. Physicians, however, may lawfully choose to purchase our temperature management products and use them off-label. We do not track how physicians use our temperature management products after they are purchased, and cannot identify what percentage of our revenues from sales of our temperature management product is derived from off-label use. We are aware, however, that physicians in the United States may be using our temperature management products off-label to treat cardiac arrest due to the 2006 American Heart Association recommendation that cooling be used to treat cardiac arrest. A company that is found to have improperly promoted off-label uses may be subject to significant liability, including civil and administrative remedies, and even criminal sanctions. We do not believe any of our activities constitute promotion of off-label use. Should the FDA determine, however, that our activities constitute promotion of off-label use, the FDA could bring action to prevent us from distributing our temperature management products within the United States for the off-label use, could impose fines and penalties on us and our executives, and could prohibit us from participating in government healthcare programs such as Medicare and Medicaid.

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

We had two foreign currency forward contracts outstanding at June 28, 2009, serving to mitigate the foreign currency risk of a substantial portion of our Euro-denominated intercompany balances in the notional amount of approximately 11 million Euros. The fair value of these contracts at June 28, 2009 was approximately $15.5 million, resulting in an unrealized loss of approximately $466,000. A sensitivity analysis of a change in the fair value of the derivative foreign exchange contracts outstanding at June 28, 2009 indicates that, if the U.S. dollar weakened by 10% against the different foreign currencies, the fair value of these contracts would decrease by approximately $1.5 million resulting in a total loss on the contracts of approximately $1.9 million. Conversely, if the U.S. dollar strengthened by 10% against the different foreign currencies, the fair value of these contracts would increase by approximately $1.3 million resulting in a total gain on the contracts approximately of $864,000. Any gains and losses on the fair value of the derivative contracts would be largely offset by losses and gains on the underlying transaction. These offsetting gains and losses are not reflected in the analysis below.

Intercompany Receivable Hedge

Exchange Rate Sensitivity: June 28, 2009

(Amounts in $)

	Expected Maturity Dates						Total	Unrealized (loss) gain
	2009	2010	2011	2012	2013	Thereafter
Forward Exchange Agreements (Receive $/Pay Euro) Contract Amount	$15,011,000						$15,011,000	$(466,000)
Average Contract Exchange Rate	1.3646	—	—	—	—	—	1.3646

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of June 28, 2009, the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures are effective.

Changes in Internal Controls Over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended June 28, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The following changes have been made to the Risk Factors contained in our Annual Report on Form 10-K for the fiscal year ended September 28, 2008, which was filed with the SEC on December 8, 2008: (1) we have added five new risk factors entitled:

•	“Healthcare Reform Legislation Could Adversely Affect Our Revenue and Financial Condition;”

•	“Current and Future State and Municipal Budget Deficits Could Adversely Affect our Financial Performance;”

•	“The Company Has Entered Into A Strategic Alliance With Welch Allyn Which May Not Be Successful;”

•	“The Company Has Acquired Substantially All the Assets of Alsius Corporation. If We are Not Successful in Fully Integrating this Business, Our Operating Results May be Affected;” and

•	“We May Incur Significant Liability if it is Determined Under FDA Regulations That We Are Promoting Off-Label Use of Our Temperature Management Products;” and

(2) we have modified the following seven risk factors entitled:

•	“If We Fail to Compete Successfully in the Future against Existing or Potential Competitors, Our Operating Results May Be Adversely Affected;”

•

“We Acquired New Products and Technology, Such as Temperature Management Technology from Radiant Medical, Inc. and Alsius Corporation. If We Are Not Successful in Growing Our Business with These Products and Technology, Our Operating Results May Be Affected;”

•	“We Are Conducting Clinical Trials Related to Newer Technologies Which May Prove Unsuccessful and Have a Negative Impact on Future Sales;”

•	“We May be Required to Implement a Costly Product Recall;”

•

“We May Fail to Adequately Protect or Enforce Our Intellectual Property Rights or Secure Rights to Third Party Intellectual Property, and Our Competitors Can Use Some of Our Previously Proprietary Technology;”

•	“Intangibles and Goodwill We Currently Carry on Our Balance Sheet May Become Impaired;” and

•	“We Have Only One Manufacturing Facility for Each of Our Major Products and Any Damage or Incapacitation of Any of the Facilities Could Impede Our Ability to Produce These Products.”

The risk factors as so modified have been repeated in their entirety for the reader’s convenience in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Factors.”

Item 5.	Other Information

(a)	Not applicable.

(b)	During the period covered by this report, there were no changes to the procedures by which security holders may recommend nominees to the Board of Directors.

Item 6.	Exhibits

Exhibit No.	Exhibit
3.1	Amended and Restated By-laws. (1)

3.2	Certificate of Amendment to the Company’s Amended and Restated By-laws. (2)

3.3	Certificate of Amendment to the Company’s Amended and Restated By-laws. (3)

3.4	Certificate of Amendment to the Company’s Amended and Restated By-laws. (4)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (5)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (5)

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (6)

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (6)

(1)	Incorporated by reference from the Company’s Registration Statement on Form S-1, as amended, under the Securities Act of 1933 (Registration Statement No. 333-47937 filed with the SEC on May 15, 1992).
(2)	Incorporated by reference from the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 25, 2007.
(3)	Incorporated by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 12, 2008.
(4)	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 22, 2009.
(5)	Filed herewith.
(6)	Furnished herewith.
*	This certification shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, nor shall it be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZOLL MEDICAL CORPORATION

Date: August 7, 2009	By:	/s/ RICHARD A. PACKER
Richard A. Packer,
Chief Executive Officer
(Principal Executive Officer)

Date: August 7, 2009	By:	/s/ A. ERNEST WHITON
A. Ernest Whiton,
Vice President of Administration and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit
3.1	Amended and Restated By-laws. (1)

3.2	Certificate of Amendment to the Company’s Amended and Restated By-laws. (2)

3.3	Certificate of Amendment to the Company’s Amended and Restated By-laws. (3)

3.4	Certificate of Amendment to the Company’s Amended and Restated By-laws. (4)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (5)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (5)

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (6)

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (6)

(1)	Incorporated by reference from the Company’s Registration Statement on Form S-1, as amended, under the Securities Act of 1933 (Registration Statement No. 333-47937 filed with the SEC on May 15, 1992).
(2)	Incorporated by reference from the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 25, 2007.
(3)	Incorporated by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 12, 2008.
(4)	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 22, 2009.
(5)	Filed herewith.
(6)	Furnished herewith.
*	This certification shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, nor shall it be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.