Form 10-K
period 2009-09-27
ZOLL MEDICAL CORP
filed 2009-12-10
CIK 887568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED SEPTEMBER 27, 2009

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer    ☐    Accelerated filer    ☒    Non-accelerated filer    ☐    Smaller reporting company    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 29, 2009 was $310,082,813 based on a closing sales price of $14.77 (the closing price on March 27, 2009) per share as reported on the NASDAQ Global Select Market (for this computation, the registrant has excluded the market value of all shares of Common Stock reported as beneficially owned by directors and executive officers of the registrant, but includes certain shares beneficially owned by persons known to the registrant to beneficially own more than 10% of the registrant’s Common Stock.)

The number of shares of the registrant’s single class of common stock outstanding, as of December 3, 2009 was 21,226,641.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the Registrant’s 2010 Annual Meeting of Shareholders that the Registrant intends to file with the Securities and Exchange Commission within 120 days of the Registrant’s fiscal year ended September 27, 2009 are incorporated by reference into Part III of the Annual Report on Form 10-K.

ZOLL MEDICAL CORPORATION

Annual Report on Form 10-K

For the Year Ended September 27, 2009

PART I

Except for historical information, the matters discussed in this Annual Report on Form 10-K are forward-looking statements that involve risks and uncertainties. The Company makes such forward-looking statements under the provision of the “Safe Harbor” section of the Private Securities Litigation Reform Act of 1995. Actual future results may vary materially from those projected, anticipated, or indicated in any forward-looking statements as a result of certain known and unknown risk factors. Readers should pay particular attention to the considerations described in Part I, Item 1A. of this Annual Report on Form 10-K entitled “Risk Factors.” Readers should also carefully review the risk factors described in the other documents that the Company files from time to time with the Securities and Exchange Commission. In this Annual Report on Form 10-K, the words “anticipates,” “believes,” “expects,” “intends,” “sees,” “future,” “may,” “could,” “estimates,” “plans,” and similar words or expressions (as well as other words or expressions referencing future events, conditions or circumstances) identify forward-looking statements. The Company assumes no obligation to update forward-looking statements or update the reasons actual results, performance or achievements could differ materially from those provided in the forward-looking statements, except as required by law.

Item 1. Business.

Overview

ZOLL Medical Corporation (ZOLL or the Company), a Massachusetts corporation incorporated in 1980, develops and markets medical devices and software solutions that help advance emergency care and save lives, while increasing clinical and operational efficiencies. With products for defibrillation and monitoring, circulation and CPR feedback, data management, fluid resuscitation, and therapeutic temperature management, the Company provides a comprehensive set of technologies which help clinicians, EMS and fire professionals, and lay rescuers treat victims needing resuscitation and critical care.

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

According to the American Heart Association (AHA) and the Center for Disease Control and Prevention, there are between 150,000 and 460,000 deaths from SCA annually in the United States outside of the hospital. A recent review of data from the Resuscitation Outcomes Consortium database suggests the number is closest to 300,000 since 273,000 EMS treated events are projected from their data to occur in the U.S. annually. Approximately 1,000 people die of SCA every day outside of the hospital and similar unexpected deaths occur in hospitalized patients at a rate of nearly 100,000 per year. Estimates of the worldwide deaths exceed 1,000,000 each year, making SCA potentially the largest of all public health problems. The incidence of SCA is increasing in some populations and specific geographies and there is extensive variation in the outcomes of patients after SCA. SCA strikes without warning and can kill its victims within minutes; most victims have no prior symptoms. Many of these deaths are from ventricular fibrillation. For SCA victims, time is the most critical element for survival. For every minute of delay in the restoration of effective cardiac function provided by defibrillation—the process of delivering electrical current to the heart to stop the fibrillation and permit the return of coordinated cardiac contractions—survival decreases by as much as 10%. According to the AHA, about 95% of SCA victims in the U.S. die, in many cases because life-saving defibrillators arrive too late, if at all. Providing temporary circulatory support with chest compressions and artificial ventilation, (e.g., Cardio-Pulmonary Resuscitation, “CPR”), is also critical to survival when sudden cardiac arrest occurs. When appropriate care is provided in the form of CPR, early defibrillation, advanced life support and continuing post resuscitation care, as many as 50% of victims can survive SCA resulting from ventricular fibrillation. However, the median reported survival to discharge rate after any heart rhythm is 6.4% in the United States. For some patients with a known and identified risk of SCA, immediate defibrillation with an external defibrillator or implanted defibrillator is highly effective and survival is nearly 100% as a result of the rapid delivery of defibrillation therapy.

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

According to the AHA, CPR and early defibrillation of ventricular fibrillation are the most effective intervention in the rescue of a victim of SCA. Each minute of delay in returning the heart to its normal pattern of beating decreases the chance of survival by 7% to 10%. Furthermore, there is an increasing body of evidence that other actions, in addition to defibrillation, must occur to maximize the chance of a successful resuscitation. These actions comprise a “Chain of Survival” consisting of early access, early CPR, early defibrillation, and early advanced care.

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

Recent Developments and New Research in the Areas of Emergency Cardiovascular Care and CPR Performance

In 2000, a workshop, known as the Post-Resuscitative and Initial Utility in Life-Saving Efforts (PULSE), convened to address resuscitation research in the areas of SCA and injury from trauma. The PULSE report, published in Circulation, noted that earlier and better CPR, rapid defibrillation, and earlier hemorrhage control will lead to improvements in survival. One recommendation made was that “technology-based methodologies for monitoring and performing resuscitation should be improved,” along with the use of “new and novel devices to produce blood flow during cardiac arrest.” A major effort in research into improving survival from both sudden cardiac arrest and sudden trauma was initiated in March 2006 by the United States National Heart Lung and Blood Institute (NHLBI) in resulting in the formation of the Resuscitation Outcomes consortium consisting of 11 regions in the United States and Canada collaborating in clinical trials of promising new treatments for cardiac arrest. Initial funding in 2006 was $50 million and an additional $50 million is expected in 2010.

The 2005 American Heart Association Guidelines for Cardiopulmonary Resuscitation and Emergency Cardiovascular Care provides recommendations about how lay rescuers and healthcare providers should resuscitate victims of cardiovascular emergencies, including SCA, which is fatal within minutes of onset, if not treated with CPR and/or defibrillation. The Guidelines, which began in the early 1990s, are updated every five years to reflect advancements in resuscitation research and the science. The European Resuscitation Council (ERC) and International Liaison Committee on Resuscitation (ILCOR) also release updated Guidelines every five years in conjunction with the AHA. The next Guidelines will be published in November of 2010 and Interim

Statements reflecting new science are released between Guidelines publication when important changes in practice are acknowledged by experts. Recent Interim Statements relating to Chest Compression Only CPR and Post Resuscitation Syndrome and Treatments were published in 2009.

A major theme in the 2005 release was the emphasis on performing effective, high-quality CPR. According to the AHA and the ERC, the new focus resulted from studies that showed that “blood circulation increases with each chest compression in series and must be built back up after interruptions.” In addition, the authors of the Guidelines noticed a “striking” difference between data showing the critical role of early, high-quality CPR in increasing cardiac arrest survival rates, and data showing that few victims of cardiac arrest receive CPR—with even fewer receiving high-quality CPR.

The AHA and the ERC also maintain that early CPR can quickly return oxygen-rich blood to the heart and throughout the body. In addition, when CPR is performed in conjunction with defibrillation, which is indicated in approximately 50% of collapsed victims, it can help restore normal heart rhythm, which can double a victim’s chance of survival, especially for the 75-80% who suffer cardiac arrest at home. Indeed, without immediate intervention, an SCA victim has only about a 5% chance of survival. But if CPR and defibrillation are provided within the first three minutes after collapse, survival rates can reach as high as 75%. The recent Interim Statements reaffirm the importance of CPR, the importance of the quality of chest compressions administered, as well as recommended chest compression only CPR without ventilation in an effort to encourage more bystanders to act when SCA occurs.

The Resuscitation Technology Market

The Company develops technologies that help clinicians, EMS personnel and lay rescuers advance and improve the practice of emergency care, resuscitation and critical care (herein referred to as “temperature management”). In order to advance resuscitation practices, the Company believes it must provide technology that addresses various clinical interventions that are part of resuscitation efforts. These include the following:

•

Pacing, which helps regulate the heartbeat when the heart’s natural native pacemaker is not fast enough, or if blockages in the heart’s electrical system prevent impulses from reaching the ventricles. ZOLL has been a leader in pacing technology since its first commercial product was released in 1984.

•

Defibrillation, which uses an electrical current to stop the chaotic rhythm so the heart can reestablish its normal rhythmic beating. It is used in patients experiencing dangerous arrhythmias or SCA. ZOLL is also a leader in the area of defibrillation, and its products have been deployed and accepted by professional healthcare personnel worldwide. Manual, automated and wearable external defibrillators are all manufactured by ZOLL.

•

Circulatory support and assistance for manual CPR performance, which involves helping to circulate oxygenated blood throughout a patient’s body when the heart in unable to do so. This is accomplished through manual chest compressions (pushing on the chest) and forcing air into the lungs of a patient via rescue ventilation. ZOLL’s Real CPR Help® technology offers real-time feedback to rescuers so that they can monitor and improve CPR performance. ZOLL was the first manufacturer to offer this feedback mechanism in an automated external defibrillator (AED), which is a portable device that analyzes the heart’s rhythm and, if necessary, allows rescuers to deliver an electric shock to an SCA victim. ZOLL now also offers Real CPR Help technology in all of its Advanced Life Support (ALS) defibrillators.

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

•

Temperature Management involves cooling and/or warming the core body temperature of critically ill or surgical patients for a variety of indications. We have recently acquired proprietary technology and products in this area that includes devices to provide cooling or warming of a circulating solution within intravascular catheters that provide for thermal transfer to cool or warm circulating blood.

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

Real CPR Help Technology in its Professional Defibrillators and AEDs. In 2002, with the launch of the AED Plus®, ZOLL introduced technology that allows rescuers to see and hear how well they perform the rate and depth of chest compressions during a cardiac arrest event. Along with the AED Plus, ZOLL has integrated this Real CPR Help technology into the AED Pro®, R Series®, E Series® and M Series®.

ZOLL’s Line of Resuscitation Products

The Company’s resuscitation products fall into the following categories:

•	Professional defibrillators, which include the R Series, E Series, M Series, and AED Pro with manual defibrillation capability;

•	AED products for use by minimally trained rescuers, which include the AED Pro and the AED Plus;

•	Disposable electrodes used with ZOLL’s line of defibrillators;

•	The AutoPulse Non-invasive Sudden Cardiac Support Pump, used to automate the process of delivering chest compressions;

•	Documentation and information management, which include RescueNet® for EMS and fire personnel and Code Net® for hospitals;

•	A wearable external defibrillator, the ZOLL LifeVest®, which is prescribed by physicians for individual patient wear during periods of risk of SCA; and

•	Fluid replacement utilizing the Power Infuser® in trauma.

ZOLL’s Line of Temperature Management Products

•

Intravascular Temperature Management (IVTM™) products which include CoolGard® 3000 and Thermogard XP™ temperature management systems and disposable catheters used for critically ill and surgical patients.

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

The large number of models reflects user selection and the need for various features and options such as shock advisory capability, 12-lead ECG, diagnostic operation, and data transmission features. The M Series defibrillator is the Company’s best-selling product to date. It has been selected as the standard device by institutions such as Brigham and Women’s Hospital, The Johns Hopkins Hospitals, the U.S. Armed Forces, and the German Army. ZOLL believes that the M Series’ clinical superiority and range of features have helped maximize customer retention by reducing the need for operator retraining and enhancing operator confidence.

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

R Series Defibrillators. Designed for hospitals, the Company believes that the R Series, launched in October 2006 with first commercial shipment in early 2007, sets a new standard for simplicity and operational readiness, which will help improve in-hospital resuscitation efforts. Moreover, the R Series simplifies and speeds deployment of pacing and defibrillation therapy. It also offers tools that can help clinicians improve CPR performance. Finally, the R Series offers automated checks designed to help maximize the readiness of the R Series for clinicians, as well as a range of monitoring and data features that are also available on the M Series and E Series. ZOLL M Series customers, like the Mayo Clinic, are adopting the R Series as they replace the older devices with this new model from ZOLL. The R Series offers a range of new features:

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

•

Self-testing and Readiness Checks. The R Series extends testing beyond shock delivery and checks more than 40 measures of readiness, including the presence of the correct cables and electrodes, the type of electrode, and other important electronics. All of this testing occurs without disconnecting electrodes or paddles, or requiring additional equipment to test shock delivery. The system provides a printed or electronic log to alert hospital personnel of any concerns in advance of a code. A simple green check mark on the front of the unit indicates that the R Series is ready for use.

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

•

New Capabilities. Recent extensions of the R Series Models include: a unique combination AED and manual Model that is suitable for use by both non-professionals and professionals and can switch between a simple one button AED device and a fully featured advanced device for common use throughout a hospital by all levels of trained staff. Capabilities for monitoring of blood pressure non-invasively and end tidal carbon dioxide during respiration also have been incorporated, making the device more attractive to hospitals needing more advanced units and allowing the R Series to replace the M Series as hospitals upgrade their defibrillation and resuscitation capabilities.

Automated External Defibrillators

An automated external defibrillator (AED) is a portable device that analyzes the heart’s rhythm and, if necessary, allows a rescuer to deliver an electric shock to a victim of SCA. An AED can automatically determine the appropriate treatment for the victim and provide rescuers with instructions usually via audio and text prompts. It typically consists of a main unit that provides controls and instructions and detachable electrodes that the rescuer places on the victim’s body.

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

AED Plus Automated External Defibrillator. Introduced in 2002, the AED Plus was the first automated external defibrillator to provide real time feedback related to both rate and depth of chest compressions to a rescuer, referred to as Real CPR Help. Since its introduction most other AED’s now incorporate rescuer assistance for CPR in the form of prompts or metronomes, but no other AED is approved in the United States that provides real time monitoring of rate and depth. The Company believes this capability is an important element of improving resuscitation outcomes, and strong support for CPR improvement by the American Heart Association and other similar authoritative bodies provides validation of the importance of this feature in ZOLL devices. Designed for the infrequent user, the AED Plus assists the user in defibrillation and CPR and incorporates several unique and proprietary elements designed to provide more comprehensive support for infrequent rescuers. The device also includes a highly simplified graphical user interface, one-piece electrode pads, and easily obtained consumer batteries for operation. The AED Plus supports the complete Chain of Survival (early access, early CPR, early defibrillation, early advanced care), helping rescuers with all SCA victims—even those victims for whom no defibrillating shock is advised.

AED Pro Automated External Defibrillator. The AED Pro was introduced in March 2005. The AED Pro offers Real CPR Help, a large display that allows users to see the patient’s ECG. It also offers advanced capabilities for Basic Life Support (BLS) and ALS users. These features include ECG monitoring with standard ECG electrodes; combined AED capability with manual defibrillation, with controlled access for ALS users; and heightened ruggedness and durability.

The AED Pro offers more sophisticated functionality and durability than typical AEDs for first responders and lay rescuers. By including these features in an AED, ZOLL provides emergency personnel with more advanced treatment tools. This product allows ZOLL to build further on the success of the AED Plus and the M Series in the EMS and hospital markets. The AED Pro fits directly between these two products because it is flexible enough to meet requirements in tiered systems that include both BLS- and ALS-trained personnel. The Company believes the AED Pro can be targeted to this market niche, since it supplements a professional user’s need for an advanced defibrillator, with the ease and convenience offered by an AED.

Welch Allyn AED 10™. During fiscal 2009, the Company assumed the manufacturing, quality and regulatory responsibilities for Welch Allyn’s AED 10 product while Welch Allyn remains responsible for the promotion, sale, distribution and delivery of the AED 10 product through its established domestic and international distribution channels. Currently, the AED 10 is shipping to international customers and awaiting 510(K) approval from the FDA to ship domestically.

AutoPulse Non-invasive Cardiac Support Pump

The Company develops and markets the ZOLL AutoPulse, which is manufactured at our facility in Sunnyvale, California. The AutoPulse is an automated, portable device that provides temporary circulation of blood to patients whose hearts have stopped pumping blood. It is comprised of a backboard and a simple load-distributing LifeBand® that fastens across a victim’s chest. The AutoPulse automatically calculates the patient’s shape and size for maximum compression/decompression benefit without the need to enter patient information or make manual adjustments. The AutoPulse improves the consistency of circulatory support, while reducing the manpower required to perform CPR.

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

At the end of fiscal 2009, there were approximately 4,600 agencies and hospitals worldwide using the AutoPulse as part of their resuscitation protocols.

Information Management

Resuscitation and Other Information for EMS and Fire Service. The Company provides various software products to support an EMS and fire organization’s operation. ZOLL develops and markets ZOLL RescueNet, an integrated suite of data management solutions that is designed to maximize specific business processes through the information presented via a common database. RescueNet is a fully integrated data management system that gathers and centralizes information and links the pre-hospital chain of events into a single EMS system. Development, sales and marketing are managed at ZOLL facilities in Colorado.

Included in the wide range of products offered to emergency services agencies by ZOLL are computer assisted dispatching programs, crew and traffic scheduling software, fire records management software for fire department incident reporting and pre-planning. Data reporting to federal agencies, such as the National Fire Incident Reporting System and the National Emergency Medical Services Information System, is also incorporated into many of the software products. Other capabilities include reports for EMS event and patient data in required formats to multiple state EMS agencies in software products produced by ZOLL.

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

Fluid Replacement

Power Infuser for Fluid Resuscitation Efforts. ZOLL manufactures and markets the Power Infuser, a small, lightweight, easy-to-use device that provides highly controlled, rapid delivery of intravenous (IV) fluids to trauma victims. Primarily sold to the military, this product has applications in aeromedical transport, EMS, and emergency room settings.

The Power Infuser utilizes a patented process to precisely control the infusion of fluid into the patient to significantly improve the resuscitation benefit. Its automated fluid control features are suited to the harsh conditions typically found on a battlefield or in EMS environments. The technology is highly efficient, allowing the device to be extremely small and portable and to run off standard AAA batteries.

Disposable Electrodes

ZOLL offers a variety of single-patient-use, proprietary disposable electrodes for use with ZOLL’s line of defibrillators and AEDs. Among the Company’s primary competitors, ZOLL is the only company to engineer and manufacture its own electrodes. ZOLL has continually innovated and upgraded its electrode product line, including the pro•padz® Biphasic Multi-function Electrodes specifically designed for use with the ZOLL Rectilinear Biphasic™ waveform for cardioversion of atrial fibrillation. In November 2006, ZOLL introduced the OneStep electrode system and stat-padz® with Real CPR Help in conjunction with the launch of the ZOLL R Series. The OneStep System provides a single cable for pacing, monitoring, and defibrillation. It also includes one electrode set through which clinicians can monitor, pace, defibrillate, and get real-time feedback on chest compressions, also known as Real CPR Help. The unique one-piece CPR-D•padz electrode, which also includes Real CPR Help to provide feedback on the quality of CPR compressions, is sold in conjunction with ZOLL’S AED Plus automated external defibrillator.

A factor that can potentially add to electrode sales is the use of interpretive algorithms for automated defibrillation. The monitoring required to assess the patient’s condition can only be achieved with electrodes and not with the traditional defibrillation paddles. Additionally, the use of automated external defibrillators in non-medical settings, and the CPR-D•padz electrode introduced with the AED Plus, and now available on the AED Pro, should also contribute to our electrode revenues in the future.

Another factor that can potentially add to electrode sales is the adoption of CPR feedback by more agencies to review CPR performance. ZOLL provides tools to rescuers to help guide CPR and improve overall performance when they are using conventional defibrillators like the E, M and R Series. ZOLL now provides this capability on all devices and has disposable electrodes for any ZOLL device to allow them to provide the Real CPR Help feature. Increasing acceptance of the need for this technology will add to sales of disposable electrodes.

Wearable Automatic Defibrillator

Since April 2006, ZOLL manufactures and markets wearable external defibrillator systems in our Pittsburgh facility.

The ZOLL LifeVest® Wearable Defibrillator is worn by patients at risk for SCA, providing protection during their changing condition and while permanent SCA risk has not been established. The device is prescribed by a physician, typically a cardiologist, for a patient to wear during a period of temporary risk of a fatal arrhythmic event. The LifeVest allows a patient’s physician time to assess their long-term arrhythmic risk and make appropriate plans.

The LifeVest is used for a wide range of indications, including following a heart attack, before or after bypass surgery or stent placement, as well as for those with cardiomyopathy or congestive heart failure that places them at particular risk. In addition, the LifeVest is worn by patients awaiting an implantable defibrillator or explantation of an implantable device due to infection. There are a growing number of patient conditions with risk of SCA for which the LifeVest is expanding as an attractive treatment option. For example, patients with heart failure and a low ejection fraction, a measurement of the heart’s ability to pump blood, are one such group who can be protected from SCA by the LifeVest.

The LifeVest is covered by most health plans in the United States, including commercial, state, and federal plans. Medicare provides coverage for the device rental for patients meeting medical criteria and physician prescription requirements.

The LifeVest durable medical equipment (DME) business model allows a physician to protect a specific patient by placing a medical order directly with ZOLL. From this point, ZOLL manages the process to protect the patient from sudden cardiac arrest through discharge and recovery at home, including fitting the LifeVest to the specific patient, educating the patient in the hospital, managing all of the medical documentation and insurance paperwork, and being available to address any patient needs once home. Responsive fitting of the LifeVest is important to both physician acceptance and patient protection. We now have 467 patient service representatives nationwide to fit patients promptly.

The LifeVest is lightweight and easy to wear, allowing patients to return to their activities of daily living, while having the peace of mind that they are protected from SCA. The LifeVest continuously monitors the patient’s heart and, if a life-threatening heart rhythm is detected, the device delivers a treatment shock to restore normal heart rhythm. To date, the LifeVest has been prescribed to more than 20,000 patients.

Potential applications of the LifeVest device are broad and the understanding of the factors placing patients at risk of SCA continues to evolve. Our ongoing commercial efforts focus on generating growth through clinical acceptance and research demonstrating patient benefit. In our model of potential acceptance over current coverage indications, the value of the potential market today for the LifeVest is estimated by ZOLL at approximately $1.8 billion.

Temperature Management

ZOLL acquired temperature management technology from Radiant Corporation in September 2007 and entered the market with the purchase of substantially all of the assets of the intravascular temperature management business of Alsius Corporation in May 2009. Temperature management products include a portable cooling and warming device for fluid that is circulated within an intravascular catheter that exchanges heat between the catheter and circulating blood and a selection of three different intravascular catheters. The circulating fluid and resultant heat transfer can produce a lowering of body temperature in a hypothermic patient or raising of body temperature in a hypothermic patient with a very controlled rate of cooling and rewarming and achievement of target temperatures in comparison to other crude, e.g., ice or more sophisticated surface based technologies.

This therapy has established therapeutic benefits in fever management in patients with cerebral infarction and intracranial hemorrhage, e.g., stroke. This therapy is also used to induce, maintain and reverse mild hypothermia in neurosurgery, surgery, recovery and intensive care. In addition, cardiac surgery patients benefit from the ability of the system to achieve or maintain normothermia during surgery, recovery and intensive care. The International Liaison Committee on Resuscitation (ILCOR) and the AHA recommend mild therapeutic hypothermia for post resuscitation care of patients.

Both the consoles and disposable single patient use sterile catheters are manufactured by ZOLL in our Sunnyvale, California facility, and the different models reflect a range of sizes necessary for use with a variety of patient physiology and access via blood vessels in the thigh and neck. Availability of multiple features that permit the reduction or elimination of other catheters for monitoring or sampling of blood by combining the two capabilities into the intravascular temperature catheter are also incorporated in the catheter lines. ZOLL catheters can simultaneously provide cooling and rewarming, temperature measurement and sampling ports for blood samples and central venous pressure measurements.

Our Opportunity to Improve Resuscitation Technology

The Company sees a large opportunity to improve resuscitation technology by:

•	Continuing to offer superior technology in both pacing and defibrillation products, including wearable external defibrillators;

•	Expanding our product line beyond electrical therapy to address other aspects of resuscitation; and

•	Competing with well-differentiated AEDs in the public access market.

Continuing to Offer Superior Technology in Both Pacing and Defibrillation Products Including Wearable External Defibrillators. Our strategy is to focus on developing products that deliver superior clinical performance, rapid therapy, meaningful information, high user confidence, and economic value that differentiate our products from competitive offerings. ZOLL has gained a special understanding not only of external cardiac pacing and defibrillation—critical electrical therapies for survival—but also of their importance and relationship within the larger area of resuscitation. ZOLL believes this understanding is one of the factors that have made us successful. Furthermore, ZOLL believes its experience and success in this area will translate into the broader market related to all trauma/surgery products, which is a large and growing market driven by increasing clinical needs. LifeVest, the first and only wearable defibrillator, has a 98% first shock success rate for treating patients with SCA. In addition, no bystander intervention is required. This unique, non-invasive technology continuously monitors the patient’s heart and, if a life-threatening heart rhythm is detected, the device alerts the patient prior to delivering a shock. The entire event, from detecting a life-threatening arrhythmia to automatically delivering a defibrillation shock, usually occurs in less than a minute.

Expanding Our Product Line Beyond Electrical Therapy to Address other Aspects of Resuscitation. Recent clinical research and changes in the 2005 AHA/ERC Guidelines highlight a renewed focus on the importance of CPR performance. The AutoPulse can help professional rescuers and clinicians improve CPR performance and allow them to focus on other life-saving interventions. As an adjunct to CPR efforts, the AutoPulse can move more blood more consistently than can rescuers providing manual chest compressions alone. Temperature Management products provide the power and control healthcare providers need to rapidly, safely, and effectively manage the core body temperature of critically ill or surgical patients.

Competing with Well-differentiated AEDs in the Public Access Market. The AED Plus is a device for the large and relatively untapped public access defibrillation market. It is relatively low-cost, easy to operate, and unique. ZOLL believes that it can leverage its experience selling to EMS personnel in efforts to sell devices to first responders such as police and firefighters. Based on data from Frost & Sullivan, ZOLL believes the worldwide market for AEDs is approximately $480 million, and growing at 10% a year.

ZOLL’s Markets

The Company divides its market into three principal customer/geographic categories: North American hospital which is inclusive of sales to United States military and government agencies such as Department of Homeland Security; North American pre-hospital, which is inclusive of EMS and public-access components, most data products and the LifeVest Wearable Defibrillator; and International.

North American Hospital Market. The North American hospital market consists of approximately 6,000 acute care community hospitals and 1,000 additional hospitals. ZOLL also includes military hospitals and applications in this market.

ZOLL defibrillators are used extensively in top hospitals included on the 2009 U.S. News and World Report “Honor Roll” list. To be on the “Honor Roll,” a hospital had to demonstrate breadth of excellence by achieving a high ranking in no fewer than six specialties. More than half of the 20 “Honor Roll” hospitals use ZOLL, and ten of the 20 are completely standardized to ZOLL defibrillators.

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

ZOLL currently believes that overall market growth for hospital defibrillator sales remains at approximately 3% on average, which is fueled by increased capabilities including monitoring parameters, CPR support, ECG filtering and analysis to minimize interruptions in CPR, along with data, communication, and asset management support. ZOLL believes that it has approximately a 47% market share of the estimated $160 million North American Hospital market in 2009 which has declined from 2008 by approximately 20% as a result of constraints in hospital spending related to economic conditions. In estimating market growth and market share, ZOLL has attempted to look beyond present conditions and a temporary shipping interruption for the Physio-Control division of Medtronic Inc. (Physio-Control).

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

The AutoPulse is another tool that can assist with circulatory support for cardiac arrest patients in hospitals. Currently, the majority of AutoPulse devices sold to hospitals are found in emergency departments and intensive care units. Since research shows that the success of in-hospital manual resuscitation attempts remains relatively unchanged, and overall survival-to-discharge rates are poor (18% in one study published in 2009), ZOLL believes that AutoPulse adoption will increase, as clinicians understand how the AutoPulse can help improve overall CPR performance, with the goal of increasing survival rates.

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

ZOLL currently estimates that overall market growth for EMS defibrillator sales remains at approximately 3%. ZOLL believes that it has approximately 39% market share of the ALS portion of the North American Pre-hospital market and about 24% of the overall EMS market, which is approximately $200 million in 2009.

In addition to defibrillators, there is an opportunity to increase the number of other CPR-support devices. ZOLL believes that the AutoPulse can also be a viable life-saving tool on ambulances and some first-response emergency vehicles because of its ability to improve CPR performance and decrease the risk of injury to rescuers, when compared to doing manual compressions in the back of a moving ambulance. ZOLL believes the long-term world-wide market for this product approximates the size of the worldwide professional external defibrillator market, estimated to be $700 million.

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

Today, most EMS and fire data is entered by hand on clipboards and then distributed or re-entered manually into databases to meet regulatory and insurance reporting requirements. The timeliness, accuracy, and efficiency of this process are key factors in the receipt of payments from third-party payors. Capturing the resuscitation information within the field data system and wirelessly downloading all the field data to the billing system provides great efficiency. A significant amount of revenue is lost due to data entry errors, and misplaced paperwork or data. Time is lost duplicating data entries. As a result, ZOLL believes that the market for EMS and fire field data management is significant and growing rapidly. ZOLL estimates the potential market for all EMS and fire software to be near $200 million.

As part of the pre-hospital market, public access includes non-traditional, non-healthcare users of AEDs such as the AED Plus. ZOLL believes this market is growing because of the increased awareness of the life- saving potential of simplified lower cost devices, which can be used before the arrival of professional rescuers. Efforts by the AHA, American Red Cross, National Safety Council, Sudden Cardiac Arrest Association, and Sudden Cardiac Arrest Foundation should help to expand public knowledge of AEDs and increase demand for these devices.

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

Given the diverse nature of customers in this market, ZOLL uses a mix of alternate distribution, including direct staff, distributors, and manufacturers’ representatives in those markets that are too small to support a direct sales force. ZOLL expects that this market could be serviced by other alternative distribution methods, such as e-commerce, which can supplement and reduce ZOLL’s need for an expensive sales force. The Company has agreements with approximately 400 independent distributors and manufacturers’ representatives to sell the AED Plus to non-traditional providers of healthcare.

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

Use of the LifeVest for patient risk today is diverse and includes temporary protection after implantable explantation, non-invasive cardiomyopathy, patients awaiting heart transplant, pre and post coronary artery bypass, pre and post percutaneous coronary artery revascularization, post myocardial infarction with low ejection fraction, ICD implantation delay and contraindication. The annual market opportunity if all of these potential applications were fully penetrated is in excess of $1.8 billion per year.

The market for therapeutic temperature management devices is estimated at $50 million per year and growing at about 30% per year. About $14 million of the total market is endovascular consoles and catheters and the balance non- invasive technologies providing surface cooling and warming with fluids circulating over the patient skin in blanket type devices. Approximately half of the market is non post resuscitation applications of hypothermia and warming. Growth is being driven by increasing adoption of therapeutic hypothermia across a range of patient indications which include post resuscitation care. There are other future opportunities for applications in myocardial infarction, stroke and neurological injury.

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

•

While external pacing is still used much less frequently in Europe and other parts of the world than it is in the U.S., many countries are beginning to implement cardiac life support protocols that incorporate external pacing as a standard component. Because most international defibrillators do not presently feature external pacing, the move to defibrillators with external pacing could increase international demand for ZOLL’s E Series, R Series, and M Series defibrillators.

•

The market for public access defibrillation is rapidly growing in Western Europe and Australia as the governments of these regions have begun to lessen the restrictions on physician-only administration of defibrillation. As other international markets begin to follow, there will be additional opportunities for government-driven programs.

•

Therapeutic hypothermia is being adopted for post-resuscitation care and other indications, and there are no regulatory restrictions on the marketing of the technology for post-resuscitation care as it exists in the United States.

ZOLL believes it has significant growth potential in the international market. Currently, ZOLL believes it has 18% of a $515 million market for defibrillators, a market which is growing approximately 7% a year. In Europe, the Company’s growth opportunities are many. Due to our direct sales representatives in the major markets of the United Kingdom and Germany, the Company has achieved success and will continue its efforts. ZOLL will also maintain its strategy of customer exposure to its products through professional direct sales representatives, while expanding its indirect distribution where appropriate. Finally, there are large untapped opportunities in China and the Far East, and ZOLL is beginning to establish a presence in these countries.

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

In addition, ZOLL believes there is as yet unrealized and significant opportunity in the international markets it serves to bring its unique data products to these markets via existing and complementary sales channels. ZOLL is also beginning expansion of sales of the LifeVest Automatic Wearable Defibrillator for use in identical patient populations outside of the United States that would benefit from this technology.

Competition

Our principal competitors in the U.S. in the area of defibrillation (in hospital and EMS) are Physio-Control and Royal Philips Electronics (Philips). Both Physio-Control and Philips compete across our entire defibrillator product line. ZOLL also competes with Cardiac Science Corporation, Heartsine Technologies, and Defibtech in the lower cost AED market. In the international market, ZOLL competes with Physio-Control, Philips, most AED competitors, and several other companies varying by country. Physio-Control is generally the market leader in the industry. Medtronic has announced its intention to spin off its external defibrillator business (Physio-Control, Inc.) into a separate, publicly traded company. This has been delayed to complete corrections and address various quality issues being supervised by the FDA.

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

The AutoPulse, while providing a unique mechanism of blood flow and operating from self contained batteries, has competition from other mechanical devices that provide mechanical circulatory support in place of manual CPR. Notably, Physio-Control has entered into a distribution agreement with Jolife, of Sweden, to market its Lucas CPR® Pump, The product is available in both an air powered piston type device and a battery operated piston type device recently approved for sale in the United States in 2009. The battery powered device eliminates a prior weakness in the Lucas device. ZOLL expects Physio-Control to move aggressively with the device in the U.S. market. Another U.S. company, Michigan Instruments, markets the Life-Stat® Model 1008 an updated mechanical device that was developed in the early 1960’s that mimics traditional chest compressions by compressing the heart via a mechanized, air-driven piston device. All of these devices can improve the consistency of CPR and minimize interruptions and will to varying degrees sensitize the market to the clinical needs in the area of CPR improvement. ZOLL believes the unique characteristics of the AutoPulse, such as the high blood flows it provides, give it substantial advantages over devices that essentially automate manual compressions. There is also a growing interest in incorporating mechanical CPR into all ambulance operations to reduce risk of injury where manual CPR by unrestrained rescuers subjects the rescuers to substantial risk of injury in the event of a crash.

Our principal competitors in the area of temperature management are Philips, Medivance Inc., Gaymar Industries, Inc. and Cincinnati SubZero Products, Inc. (CSZ). The temperature management market is primarily divided into “Intravascular” technologies and “Surface” technologies. Philips has entered both the intravascular and surface markets with the July 15, 2009 acquisition of Innercool Therapies, Incorporated. The Innercool RapidBlue™ system provides Philips an endovascular product that competes with ZOLL’s IVTM solution. Philips also competes in the surface cooling market with Innercool’s CoolBlue™ system (manufactured by CSZ).

This product competes in the same marketplace with Gaymar and Cincinnati SubZero. ZOLL expects Philips to be more active in the promotion of the Innercool technology. Medivance, Inc. markets the Arctic Sun® Temperature Management system. This surface technology utilizes gel coated pads that are placed directly on the patient’s skin. These pads can have either cold or warm water circulating depending upon the mode of operation. Medivance continues to aggressively market their products within the U.S. marketplace. Both Cincinnati SubZero (Blanketrol®) and Gaymar Industries, Inc. (Medi-Therm®) provide cooling blanket products that are wrapped around the patient.

Competitive Factors

The Company believes that the principal competitive factors in the hospital market for cardiac resuscitation equipment are clinical efficacy, reliability, portability, ease-of-use, and standardization and readiness. In the EMS portion of the pre-hospital market, in addition to the foregoing considerations, durability, a reliable battery system, and availability of 12-lead ECG capabilities and the ability to send ECG data to remote locations are significant competitive factors. ZOLL believes that its products compete favorably with respect to each of these factors. In AEDs the provision of rescuer support performing CPR will become increasingly important. Presently there are no competitors for the LifeVest Automatic Wearable Defibrillator, and prescriber support and ease of implementation are important factors in expanding prescribers. Many competitive factors influence the attractiveness of data products, but we believe we are well positioned to provide superior customer support and that this is the most important factor in this portion of our business. In the area of temperature management, we believe that speed of cooling/warming and temperature regulation will become important factors in the selection of devices for this purpose, and the technology we have in this area will provide us with marketing and competitive advantage against other established competitors in this field.

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

ZOLL believes that the principal competitive factors across all areas of its market include:

•	A broad diverse range of resuscitation products that address a range of issues including electrical, circulatory, ventilation, and data management;

•	Superior, proven CPR assistance technology in its line of defibrillators;

•	A 25+ year history of clinical excellence;

•	User simplicity, convenience, and ease of use; and

•	An integrated approach involving its line of defibrillators and their ability to share data for training and CQI purposes.

Foreign Operations

ZOLL currently conducts business outside of the United States through subsidiaries in Canada, Germany, Austria, The Netherlands, France, Australia, New Zealand, and the United Kingdom. The Company operates a number of additional international offices and has entered into distributor and sales representative business relationships in the world’s major markets. ZOLL sells its products in more than 140 countries. For additional information concerning foreign operations, see Note O of the Notes to Consolidated Financial Statements.

Research and Development

ZOLL’s research and development strategy is to continually improve and expand its product lines by combining existing proprietary technologies, newly developed proprietary technologies and the technologies of ZOLL’s best-in-class partners into new product offerings that provide additional valued benefits to its customers.

ZOLL pursues a multi-disciplinary approach to product design that includes substantial electrical, mechanical, software and biomedical engineering efforts. The Company is currently focusing research and development programs in temperature management, data management, next-generation product platforms, clinical trials, expansion of its long-term technical research efforts, and other initiatives. Research and development expenses for fiscal 2009, 2008, and 2007 were approximately $39.5 million, $32.4 million and $28.7 million, respectively. The increase in research and development expenses during 2009 was primarily the result of the strategic alliance with Welch Allyn.

Manufacturing

ZOLL’s primary manufacturing facilities are located in Chelmsford, Massachusetts; Pawtucket, Rhode Island; Sunnyvale, California; and Pittsburgh, Pennsylvania. In Chelmsford, ZOLL generally assembles its defibrillation devices and the Power Infuser from components produced to its specifications by ZOLL’s suppliers. In Pawtucket, ZOLL manufactures its electrode products. The AutoPulse and temperature management products are manufactured at the facility located in Sunnyvale, and the LifeVest is built at the facility in Pittsburgh.

Patents and Proprietary Information

ZOLL and its subsidiaries currently hold approximately 250 U.S. and over 150 foreign patents, and numerous pending applications. The Company’s patents and patent applications relate to pacing, defibrillation, CPR, temperature management and other resuscitation therapies.

Customers

There is no customer whose purchases accounted for 10% or more of the Company’s revenues or accounts receivable in any of the years presented in this annual report on Form 10-K or whose loss the Company believes would have a material adverse effect on the Company and its subsidiaries taken as a whole. Total sales to various branches of the United States military were approximately $23 million in fiscal 2009, $18 million in fiscal 2008 and $12 million in fiscal 2007.

Employees

As of September 27, 2009, ZOLL employed approximately 1,574 people on a full-time basis, with appproximately 1,450 in the United States and the remainder outside the U.S. None of ZOLL’s employees is subject to collective bargaining agreements.

Executive Officers of the Registrant

Name	Age	Position
Richard A. Packer	52	Chairman and Chief Executive Officer
Jonathan A. Rennert	45	President
A. Ernest Whiton	48	Vice President of Administration and Chief Financial Officer
Ward M. Hamilton	62	Senior Vice President; Vice President, Marketing
Steven K. Flora	58	Senior Vice President; Vice President, North American Sales
Edward T. Dunn	56	Vice President, Operations
John P. Bergeron	58	Vice President and Corporate Treasurer
Alexander N. Moghadam	45	Vice President, International Operations
Stephen Korn	64	Vice President, General Counsel and Secretary
E. Jane Wilson, Ph.D	60	Vice President, Research and Development

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

Mr. Rennert joined the Company as President in June 2008. Prior to joining ZOLL, Mr. Rennert served starting in January 2007 as President and Chief Executive Officer of BioProcessors Corporation, a venture-financed life science tools developer, based in Woburn, Massachusetts. Prior to that position, Mr. Rennert held positions in general management, manufacturing and engineering with PerkinElmer, Inc. and United Technologies’ Carrier Corporation. Earlier in his career, he was employed by General Electric and Andersen Consulting. Mr. Rennert holds M.S. degrees in Management and Mechanical Engineering from the Massachusetts Institute of Technology (MIT) and a B.S. degree in Engineering from Princeton University.

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

Mr. Moghadam joined the Company as Vice President of International Operations in January 2005. Prior to joining the Company, from 1995 to 2005 Mr. Moghadam held a variety of commercial and operational roles with Thermo Electron Corporation, a scientific instrument and supply company, which included eight years of overseas assignments in Asia (Shanghai and Hong Kong) and France. Mr. Moghadam holds a M.B.A. from DePaul University, a Master of International Management from American Graduate School of International Management (Thunderbird), and a B.S. in biology from Loyola University of Chicago.

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

Ms. Wilson joined the Company as Vice President of Research and Development in April 2007. Prior to joining the Company, Ms. Wilson was Vice President of Research and Development of Haemonetics Corp., a developer and manufacturer of blood processing technology, from 2005 to 2007. Prior to Haemonetics, Ms. Wilson held executive research and development positions at Baxter Healthcare and Abbott Laboratories. Ms. Wilson received a B.S. in Chemistry from the University of Virginia and an M.S. and Ph.D. in Nuclear Chemistry from Carnegie-Mellon University.

Marketing and Sales

ZOLL operates with sales and managerial staff comprised of direct representatives and their managers, distribution managers, special account representatives, distributors and manufacturer’s representatives throughout the world. In the United States, the staff is split into dedicated groups, focused on the hospital, EMS, and public safety markets. In the United States, ZOLL sells products directly to hospitals and EMS and through distributor, manufacturer’s representatives, and other indirect channels in the public safety market. The organization is similar in its international markets, and a mix of both direct and indirect channels are maintained relative to a country’s size and business potential. ZOLL sells its RescueNet, LifeVest and temperature management products through separate, dedicated sales forces.

Backlog

ZOLL ended fiscal 2009 with a backlog of approximately $19.7 million. The Company anticipates that all of this backlog will ship during fiscal 2010. In order to facilitate shipments in light of the heavy end-of-quarter orders, ZOLL attempts to maintain a permanent backlog level of orders that will not be shipped at the end of each quarter. ZOLL believes this helps improve efficiency, lower costs and improve profitability. Due to possible changes in delivery schedules, cancellation of orders and delays in shipments, ZOLL’s backlog at any particular date is not necessarily an accurate predictor of revenue for any succeeding period.

Government Regulation

The manufacture and sale of ZOLL’s products are subject to extensive regulation by numerous governmental authorities, principally by the FDA, and corresponding foreign agencies. The FDA administers the Federal Food, Drug and Cosmetic Act and the regulations promulgated there under. ZOLL is subject to the standards and procedures with respect to the manufacture of medical devices and are subject to inspection by the FDA for compliance with such standards and procedures.

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

Investor Information

Financial and other information relating to the Company can be accessed from the Company’s main Internet website (http://www.zoll.com) by clicking on “Investors”. Information on, or linked to, the Company’s website is not part of this Annual Report on Form 10-K. The Company makes available, free of charge, copies of its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the Exchange Act), as soon as reasonably practicable after filing such material electronically or otherwise furnishing it to the SEC. A copy of any such filings may also be obtained upon written request to the Company at: Stockholder Relations, ZOLL Medical Corporation, 269 Mill Road, Chelmsford, MA 01824-4105.

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

Currently, we believe there are no competitors for our LifeVest product. However, competitors may develop their own products to compete against the LifeVest. It is possible that similar products developed by competitors could be superior to or more cost-effective than our LifeVest product. Consequently, our ability to sell/lease/rent the LifeVest could be materially affected and our financial results could be materially and adversely affected.

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

Our principal competitors in the area of temperature management are Philips, Medivance Inc., Gaymar Industries, Inc. and Cincinnati SubZero Products, Inc. (CSZ). The temperature management market is primarily divided into “Intravascular” technologies and “Surface” technologies. Philips has entered both the intravascular and surface markets with the July 15, 2009 acquisition of Innercool Therapies, Incorporated. The Innercool RapidBlue™ system provides Philips an endovascular product that competes with ZOLL’s IVTM solution. Philips also competes in the surface cooling market with Innercool’s CoolBlue™ system (manufactured by CSZ). This product competes in the same marketplace with Gaymar and Cincinnati SubZero. ZOLL expects Philips to be more active in the promotion of the Innercool technology. Medivance, Inc. markets the Arctic Sun® Temperature Management system. This surface technology utilizes gel coated pads that are placed directly on the patient’s skin. These pads can have either cold or warm water circulating depending upon the mode of operation. Medivance continues to aggressively market their products within the U.S. marketplace. Both Cincinnati SubZero (Blanketrol®) and Gaymar Industries, Inc. (Medi-Therm®) provide cooling blanket products that are wrapped around the patient.

The Resumption of Unrestricted Shipments of Physio-Control, a Division of Medtronic, May Adversely Affect our Revenues and Profits.

Physio-Control is under consent decree with the FDA which has had some impact on our business. For example, Physio-Control has not been shipping low-end AEDs. If they resume shipments, it may adversely affect our revenues in the future.

Healthcare Reform Legislation Could Adversely Affect Our Revenue and Financial Condition.

There have been numerous initiatives on the federal and state levels for comprehensive reforms affecting the reimbursement for healthcare services in the United States. These initiatives have ranged from changing federal and state healthcare reimbursement programs, including providing coverage to the public under governmental funded programs, to minor modifications to existing programs. Recently, President Obama and members of Congress have proposed significant changes to the U.S. healthcare system. The U.S. House of Representatives has passed a healthcare reform bill that would have a wide-ranging impact on the U.S. healthcare system. The U.S. Senate is currently debating similar legislation. This legislation includes a government health insurance option to compete with private plans and other expanded public healthcare measures. In addition, the leading proposals in the U.S. Senate include a substantial excise tax on medical device manufacturers. The ultimate content or timing of any future healthcare reform legislation, and its impact on us, is impossible to predict. If significant reforms are made to the healthcare system in the United States, or in other jurisdictions, those reforms may have an adverse effect on our financial condition and results of operations.

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

Recent Economic Trends Could Adversely Affect our Financial Performance.

The global economic recession has adversely affected the levels of both our sales and profitability. The domestic and global financial and credit markets continue to experience declines or slow growth and there continues to be diminished liquidity and credit availability. We believe these conditions have not materially affected our financial position or our liquidity. However, we could be negatively impacted if these conditions continue for a sustained period of time, or if there is further deterioration in financial markets and major economies. The current tightening of credit in financial markets may adversely affect the ability of our customers and suppliers to obtain financing, which could result in a decrease in, or deferrals or cancellations of, the sale of our products and services.

In addition, weakening economic conditions and outlook may result in a further decline in the level of our customers’ spending that could adversely affect our results of operations and liquidity. Our primary business is the sale of capital equipment. While customers may delay their capital equipment purchases of defibrillator products in the near-term due to the current economic environment, the equipment is a standard of care and will ultimately need to be replaced. However, we cannot be sure as to how long such delays may continue. However, our AutoPulse product and certain of our other products are not currently standards of care. Consequently, customers may indefinitely postpone the purchase of these products and any of their accessories. We are unable to predict the likely duration and severity of the current disruption in the domestic and global financial markets and the related adverse economic conditions. For example, during fiscal 2009, our North American Hospital sales decreased approximately 20% compared to fiscal 2008 which we believe was primarily due to the general economic downturn and the uncertainty of healthcare reform legislation which drove the curtailed spending.

Current and Future State and Municipal Budget Deficits Could Adversely Affect our Financial Performance.

Many of our customers include state and municipal agencies. In an article by the Center on Budget and Policy Priorities, the Center estimated that approximately 45 states are facing or will face budget deficits in fiscal

2009 and/or fiscal 2010. Because of these budget deficits, our customers may delay their purchases of capital equipment from the Company due to the current economic environment. Significant purchasing delays may adversely affect our financial performance.

The Adoption of Federal Medical Device Tax Surcharge by the U.S. Government Could Reduce Our Profitability.

There has been discussion of imposing a federal medical device tax surcharge on all medical device companies to help pay for Healthcare Reform. Approximately 80% of our revenues come from capital equipment and related accessories sales. Although little benefit would be derived from Healthcare Reform as it relates to this portion of our business, the U.S. Congress is considering anywhere from a 2.5% to 5% surtax on 100% of our domestic revenues. As we would derive limited benefit from Healthcare Reform, we would seek to pass this surtax on to our customers. If we are unsuccessful, this surtax could reduce our profitability. Additionally, because of the uncertainty surrounding this issue, the impact of such a surtax, if passed, has not been reflected in our forward guidance.

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

Our quarterly and annual operating results have fluctuated and may continue to fluctuate. Various factors have and may continue to affect our operating results, including:

•	high demand for our products, which could disrupt our normal factory utilization and cause shipments to occur in uneven patterns;

•	variations in product orders;

•	timing of new product introductions;

•	temporary disruptions of buying behavior due to changes in technology (e.g., shift from M Series to R Series or E Series defibrillators);

•	changes in distribution channels;

•	actions taken by our competitors such as the introduction of new products or the offering of sales incentives;

•	the ability of our sales forces to effectively market our products;

•	supply interruptions from our single-source vendors;

•	temporary manufacturing disruptions;

•	regulatory actions, including actions taken by the FDA or similar agencies; and

•	delays in obtaining domestic or foreign regulatory approvals.

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

We Acquired New Products and Technologies, Such as Temperature Management Technology from Alsius Corporation. If We Are Not Successful in Integrating these Products and Technologies and Growing Our Business with These Products and Technologies, Our Operating Results May Be Affected.

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

We announced in April 2009 that the AutoPulse trial would run approximately six months longer than originally anticipated due to a battery issue. While this additional time is necessary, it will result in additional costs to conduct the trial and at the same time postpone the impact of any financial benefits if this trial is successful.

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

We initiated a voluntary worldwide field corrective action on our AED Plus automated external defibrillator during the second quarter of fiscal 2009 because the batteries in the AED Plus were not performing as expected. This corrective action applies to approximately 180,000 AED Plus units. We expect to incur a total of approximately $1 million to cover the cost of this corrective action.

Changes Affecting Healthcare Reimbursement and Payors May Require Us to Decrease the Selling Price for Our Products or Could Result in a Reduction in the Size of the Market for Our Products, Each of Which Could Have a Negative Impact on Our Financial Performance.

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

If our manufacturers are unable or unwilling to continue manufacturing our components in required volumes, we will have to transfer manufacturing to acceptable alternative manufacturers which could result in significant interruptions of supply. The manufacture of these components is complex, and our reliance on the suppliers of these components exposes us to potential production difficulties and quality variations, which could negatively impact the cost and timely delivery of our products. Accordingly, any significant interruption in the supply, or degradation in the quality, of any component would have a material adverse effect on our business, financial condition and results of operations.

We May Not be Able to Obtain Appropriate Regulatory Approvals for Our New Products.

The manufacture and sale of our products are subject to regulation by numerous governmental authorities, principally the FDA and corresponding state and foreign agencies. The FDA administers the Federal Food, Drug and Cosmetic Act, as amended, and the rules and regulations promulgated thereunder. Some of our products have been classified by the FDA as Class II devices and others, such as our AEDs, have been classified as Class III devices. All of these devices must secure a 510(k) pre-market notification clearance before they can be introduced into the U.S. market. The process of obtaining 510(k) clearance typically takes several months and may involve the submission of limited clinical data supporting assertions that the product is substantially equivalent to an already approved device or to a device that was on the market before the Medical Device Amendments of 1976. Recently, we have noticed the 510(k) process is taking longer as the applications appear to be subject to increased scrutiny. We believe this may be a result of recent pressure from Congress to review the current 510(k) process. Delays in obtaining 510(k) clearance could have an adverse effect on the introduction of future products. Moreover, approvals, if granted, may limit the uses for which a product may be marketed, which could reduce or eliminate the commercial benefit of manufacturing any such product.

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

We, like most of our U.S. competitors, have received warning letters from the FDA in the past, and we may receive warning letters in the future. The number of warning letters issued within the industry has been on the rise, and it appears the number of warning letters issued within the industry in 2009 will exceed 2008. We have always complied with the warning letters we have received. However, our failure to comply with FDA regulations could result in sanctions being imposed on us, including restrictions on the marketing or recall of our products. These sanctions could have a material adverse effect on our business.

In general, the FDA is becoming increasingly active in its regulatory activities. For example, the FDA recently issued a safety alert in connection with low energy external biphasic defibrillators. The safety alert does not suggest the need for any change to current clinical practice, but the FDA is seeking additional information from healthcare professionals to determine if further FDA activities are advised.

If a foreign regulatory agency believes that we are not operating in compliance with their laws and regulations, they could prevent us from selling our products in their country, which could have a material adverse effect on our business.

Our Industry Is Experiencing Greater Scrutiny by Governmental Authorities, Which May Lead to Greater Governmental Regulation and Heightened Regulatory Enforcement.

Our medical devices and our business activities are subject to rigorous regulation, including by the FDA and numerous other federal, state and foreign governmental authorities. These authorities and members of the U.S. Congress have been increasing their scrutiny of our industry. Certain states have recently passed or are considering legislation restricting our interactions with health care providers and requiring disclosure of many payments to them. While recent case law has clarified that the FDA’s authority over those medical devices for which the FDA has granted Premarket Approval (including our LifeVest product) preempts state tort laws, legislation has been introduced at the federal level to allow state intervention. We anticipate that governmental authorities will continue to scrutinize our industry closely and that additional regulation by governmental authorities may result in increased compliance costs, increased exposure to litigation and other adverse effects to our business. In addition, heightened regulatory enforcement arising from changes in the political and regulatory environment may adversely affect our ability to obtain regulatory approval for our products and to maintain for sale products previously approved. The FDA’s enhanced reporting requirements and ability to analyze reported data may result in more frequent field actions which may include communications to physicians and patients, recalls of products and repair or replacement of devices. One or more of these actions could have a material impact on our net sales, profitability and reputation in the marketplace.

We Are Dependent upon Licensed and Purchased Technology for Upgradeable Features in Our Products, and We May Not Be Able to Renew These Licenses or Purchase Agreements in the Future.

We license and purchase technology from third parties for upgradeable features in our products, including a 12 lead analysis program, SPO², EtCO², CO and NIBP technologies. We anticipate that we will need to license and purchase additional technology to remain competitive. We may not be able to renew our existing licenses and purchase agreements or to license and purchase other technologies on commercially reasonable terms or at all. If we are unable to renew our existing licenses and purchase agreements or we are unable to license or purchase new technologies, we may not be able to offer competitive products.

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

Approximately 32% of our revenue is generated in foreign markets. Approximately half of this revenue, representing our direct subsidiaries sales, is denominated in a foreign currency and, as such, is subject to direct foreign currency exposure. The currency exposure on the revenue is partially offset by the operating expenses which are also denominated in local currencies. The currency exposure is also partially offset by any forward contracts entered into to hedge our exposure to exchange rates. The other portion of revenue generated in the foreign markets is sold to distributors and is denominated in U.S. dollars. This revenue could be subject to price pressure as the U.S. dollar strengthens.

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

Changes in Tax Laws or Exposure to Additional Income Tax Liabilities Could Have a Material Impact on Our Financial Condition, Results of Operations and Liquidity.

We are subject to income taxes as well as non-income based taxes, in both the United States and various foreign jurisdictions. We are also subject to ongoing tax audits in various jurisdictions. Tax authorities may disagree with certain positions we have taken and assess additional taxes. We regularly assess the likely outcomes of these audits in order to determine the appropriateness of our tax provision. However, there can be no assurance that we will accurately predict the outcomes of these audits, and the actual outcomes of these audits could have a material impact on our net income or financial condition. Changes in tax laws or tax rulings could materially impact our effective tax rate. For example, proposals for fundamental U.S. international tax reform, such as recent proposals by the Obama administration and others that would have the effect of increasing U.S. taxes on non-U.S. income could, if enacted, have a significant adverse impact on our future results of operations.

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

Further legislative or administrative reforms to the U.S. or international reimbursement systems that significantly reduce insurance coverage for our LifeVest product or deny coverage for our LifeVest product, or adverse decisions regarding coverage or reimbursement issues relating to our LifeVest product by administrators of such systems would have an adverse impact on sales of our LifeVest product. This in turn could have an adverse effect on our financial condition and results of operations.

Our LifeVest Product is a Reimbursable Product and Is Subject to Laws that Are Different from Our Capital Equipment Business.

The LifeVest product is our first reimbursed product which is different than our typical capital equipment business. The LifeVest product is governed by the Durable Medical Equipment Regulations and is subject to audit. The LifeVest is reimbursed by Medicare, Medicaid, or other third-party payors, for which reimbursement rates may fall with little notice which may have an adverse impact on sales of our LifeVest product.

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

Our International Sales Expose Our Business to a Variety of Risks That Could Result in Significant Fluctuations in Our Results of Operations.

Approximately 32% of our sales for fiscal 2009 were made to foreign purchasers, and we plan to increase the sale of our products to foreign purchasers in the future. As a result, a significant portion of our sales is and will continue to be subject to the risks of international business, including:

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

Our success will depend in part on our ability to obtain and maintain patent protection for our products, methods, processes and other technologies, to preserve our trade secrets and to operate without infringing the proprietary rights of third parties. We hold approximately 250 U.S. and 150 foreign patents for our various inventions and technologies. Additional patent applications have been filed with the U.S. Patent and Trademark Office and outside the U.S. and are currently pending. The patents that have been granted to us are for a definitive period of time and will expire. We have filed certain corresponding foreign patent applications and intend to file additional foreign and U.S. patent applications as appropriate. We cannot be assured as to:

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

Intangibles and Goodwill We Currently Carry on Our Balance Sheet May Become Impaired.

At September 27, 2009, we had approximately $89 million of goodwill and intangible assets on our balance sheet. These assets are subject to impairment if the cash flow that we generate from these assets specifically, or our business more broadly, are insufficient to justify the carrying value of the assets. Factors affecting our ability to generate cash flow from these assets include, but are not limited to, general market conditions, product acceptance, pricing and competition, distribution, costs of production and operations.

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

For example, we have recently moved our manufacturing facilities relating to our AutoPulse and therapeutic temperature management products to a different facility. As a result of this move, the manufacturing facilities will need to be revalidated and inspected. Delay or failure in the validation and inspection process could have a materially adverse impact on these businesses, our financial condition and results of operations.

We Hold Various Marketable Securities Investments Which Are Subject to Market Risk, Including Volatile Interest Rates and a Volatile Stock Market.

Our management believes it has a conservative investment policy. It calls for investing in high quality investment grade securities with an average duration of 24 months or less. However, with the volatility of interest rates and fluctuations in credit quality of the underlying investments and issues of general market liquidity, there can be no assurance that the Company’s investments will not lose value. Management does not believe it has material exposure currently.

Our Strategic Alliance With Welch Allyn May Not Be Successful Which May Adversely Impact Our Operating Results.

We recently entered into a strategic alliance with Welch Allyn involving research and development, manufacturing, sales, service, and distribution related to Welch Allyn’s defibrillator and monitoring products. If we are delayed or fail to achieve our goals for this strategic alliance, our operating results could be unfavorably affected. For example, we have experienced a delay in receiving a 510(k) clearance for an AED product to be sold by Welch Allyn. In addition, a reduction in military expenditures in the monitoring and resuscitation markets would adversely affect business opportunities expected to result from the strategic alliance.

The Company Has Acquired Substantially All the Assets of Alsius Corporation. If We are Not Successful in Fully Integrating this Business, Our Operating Results May be Affected.

On May 4, 2009, we acquired substantially all the assets of the intravascular temperature management business of Alsius. Alsius developed and manufactured intravascular temperature management devices. We face many challenges in order for this acquisition to be successful, such as scaling up the new production facility, reducing the costs of the products, leveraging our sales force to sell the new products and continuing clinical efforts for acceptance of the products for additional applications. Additionally, selling temperature management products may expose us to new risk factors. If we are not successful in achieving these and other integration challenges, our operating results may be adversely affected.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our executive headquarters are located in Chelmsford, Massachusetts, along with our research and development and our defibrillator and Power Infuser manufacturing operations. The Chelmsford facility offers approximately 155,000 square feet of leased office, warehouse and assembly space. We own a 33,000 square foot building in Pawtucket, Rhode Island, where we manufacture our electrode products and conduct related research and development. We lease approximately 67,000 square feet in Broomfield, Colorado, where our ZOLL Data Systems data management software business offices are located. We lease an approximate 40,000 square foot manufacturing facility in Sunnyvale, California, where the AutoPulse and temperature management products are manufactured. We lease approximately 18,000 square feet in Pittsburgh, Pennsylvania where our ZOLL LifeVest manufacturing facility is located. We also lease administrative offices in Manchester, England; Elst, the Netherlands; Cologne, Germany; Paris, France; Moscow, Russia; Sydney, Australia; Mississauga, Ontario, Canada; Shanghai, China; and Amman, Jordan.

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

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2009.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our Common Stock is traded on the NASDAQ Global Select Market under the symbol “ZOLL.” The following table sets forth the high and low sales prices during the fiscal quarters specified:

	Sales Prices
	2009		2008
	High	Low	High	Low
First Quarter	$33.76	$14.28	$27.15	$21.31
Second Quarter	19.22	11.24	29.28	23.93
Third Quarter	19.49	12.20	37.66	24.96
Fourth Quarter	22.15	15.86	38.19	28.12

Dividends

We have never declared or paid cash dividends on our capital stock. We currently intend to retain any current and future earnings to finance the growth and development of our business and, therefore, do not anticipate paying any cash dividends in the foreseeable future.

As of December 3, 2009 there were approximately 213 stockholders of record of our Common Stock. We believe there are approximately 10,000 beneficial holders of our Common Stock.

Performance Graph

The following graph compares the cumulative 5-year total return provided shareholders on ZOLL Medical Corporation’s common stock relative to the cumulative total returns of the Russell 2000 index and the NASDAQ Medical Equipment index. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our Common Stock and in each of the indexes on 9/30/2004 and its relative performance is tracked through 9/30/2009.

	9/04	9/05	9/06	9/07	9/08	9/09
ZOLL Medical Corporation	100.00	78.56	107.49	155.26	195.99	128.90
Russell 2000 Index	100.00	117.95	129.66	145.65	124.56	112.67
NASDAQ Medical Equipment Index	100.00	123.34	129.40	168.80	140.33	130.07

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) as of end of most recently completed fiscal year
	(a)		(b)	(c)
Equity compensation plans approved by security holders	2,190,717	(1)	$18.84	859,842	(2)
Equity compensation plans not approved by security holders	—		N/A	—
Total	2,190,717	(1)	$18.84	859,842	(2)

(1)	Does not include 36,713 shares of restricted Common Stock issued under the Amended and Restated 2001 Stock Incentive Plan, since such shares are issued and outstanding.
(2)	Includes 75,789 shares available for issuance as restricted Common Stock under the Amended and Restated 2001 Stock Incentive Plan.

Item 6. Selected Financial Data.

ZOLL Medical Corporation

Consolidated Five-Year Financial Summary

	FISCAL YEAR
(000’s omitted, except per share data)	2009	2008	2007	2006	2005
Income Statement Data:
Net sales	$385,185	$398,018	$309,451	$255,633	$217,742
Cost of goods sold	187,840	187,330	140,664	116,399	100,161

Gross profit	197,345	210,688	168,787	139,234	117,581
Expenses:
Selling and marketing	113,891	111,835	91,855	78,366	74,404
General and administrative	32,366	30,681	26,203	22,417	18,667
Research and development	39,474	32,398	28,686	23,394	22,896

Total expenses	185,731	174,914	146,744	124,177	115,967

Income from operations	11,614	35,774	22,043	15,057	1,614
Investment and other (expense) income	1,768	(258)	3,591	2,082	572

Income before income taxes	13,382	35,516	25,634	17,139	2,186
Provision for income taxes	3,818	12,075	8,972	5,999	223

Net income	$9,564	$23,441	$16,662	$11,140	$1,963

Basic earnings per common share	$0.45	$1.12	$0.82	$0.58	$0.10

Weighted average common shares outstanding	21,078	20,862	20,208	19,286	19,130

Diluted earnings per common and common equivalent share	$0.45	$1.10	$0.81	$0.57	$0.10

Weighted average common and common equivalent shares outstanding	21,217	21,304	20,678	19,442	19,260

Balance Sheet Data:
Working capital	$156,630	$163,349	$125,159	$112,746	$107,140
Total assets	$371,847	$346,020	$315,849	$251,486	$219,536
Stockholders’ equity	$280,558	$267,858	$235,786	$195,646	$181,428

Certain prior period amounts have been reclassified to conform to the current period presentation with no impact on either net income or earnings per share.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

We intend for this discussion and analysis to provide you with information that will assist you in understanding our consolidated financial statements, the changes in certain key items in those consolidated financial statements from year to year and the primary factors that accounted for those changes. Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. This discussion and analysis should be read in conjunction with our consolidated financial statements as of September 27, 2009 and for the year then ended and the notes accompanying those consolidated financial statements.

Executive Overview

We are committed to developing technologies that help advance emergency care and save lives, while increasing clinical and operational efficiencies. With products for defibrillation and monitoring, circulation and

CPR feedback, data management, fluid resuscitation, and therapeutic temperature management, we provide a comprehensive set of technologies which help clinicians, EMS and fire professionals, and lay rescuers treat victims needing resuscitation and critical care.

We ended fiscal 2009 with approximately $58.6 million of cash and investments and no long-term debt. We completed fiscal 2009 with revenues of approximately $385.2 million. Revenue results reflected a negative foreign exchange impact of nearly $12 million compared to fiscal 2008. While fiscal 2009 was a challenging year for us in the capital equipment business, we did see fourth quarter order growth as evidenced by our growth in backlog. Backlog more than doubled as compared to a year ago. Our LifeVest revenue grew 66% in fiscal 2009 compared to fiscal 2008 as we continue to invest in this product. Our newly-acquired temperature management business contributed approximately $6.9 million of revenue for fiscal 2009.

Results of Operations

Fiscal 2009 Compared to Fiscal 2008

Sales

Our net sales decreased 3% to $385.2 million in fiscal 2009 compared to $398 million in the prior fiscal year.

Net sales by customer/product categories in fiscal 2009 and 2008 were as follows:

(000’s omitted)	2009	2008	% Change
Devices and Accessories to the Hospital Market-North America	$93,293	$117,106	(20)%
Devices, Accessories, and Data Management Software to the Pre-hospital Market-North America	171,201	161,667	6%
Other Products to North America	23,059	22,633	2%

Subtotal North America	287,553	301,406	(5)%
All Products to the International Market	97,632	96,612	1%

Total Sales	$385,185	$398,018	(3)%

Our sales to the North American Hospital market decreased $23.8 million, or 20%, in fiscal 2009 compared to fiscal 2008. We believe this decrease was primarily due to the general economic downturn and the uncertainty of healthcare reform legislation which resulted in curtailed spending by hospitals. We continue to believe that since our professional defibrillator products are a standard-of-care and the installed base of defibrillators continues to age, such spending has merely been delayed rather than lost.

Our sales to the North American Pre-hospital market increased $9.5 million, or 6%, in fiscal 2009. The increase in Pre-hospital sales was primarily due to increased volume of the LifeVest product of approximately $17 million and a modest increased volume of data management software products, which were partially offset by decreased sales of AEDs of approximately $6 million and professional defibrillators of approximately $5 million.

International sales increased by $1 million, or 1%, to $97.6 million in fiscal 2009 compared to $96.6 million in fiscal 2008. The negative impact of foreign exchange rate fluctuations on sales by our international subsidiaries, excluding Canada, totaled approximately $8 million. The constant currency growth was attributable primarily to international sales of our newly acquired temperature management product and increased volume of AEDs. The increased volume of sales was driven primarily by sales growth in France, the UK and Asia Pacific.

Total sales of the AutoPulse product to all of our markets decreased by approximately $1.1 million, or 6%, to $16.7 million in fiscal 2009, compared to $17.8 million for fiscal 2008. We believe this reflected the current difficult economic environment and the constraints on capital spending by hospitals and EMS agencies.

Total sales of the LifeVest product increased 66% to $43.9 million in fiscal 2009 compared to $26.5 million in fiscal 2008.

Gross Margins

Cost of sales consists primarily of material, labor, overhead, and freight associated with the manufacturing of our various medical equipment devices, data collection software and disposables. These products are primarily sold to the Hospital, Pre-hospital, and international markets. We sell the LifeVest product and our data collection software mainly to the Pre-hospital market.

Overall, gross margins for fiscal 2009 decreased to approximately 51% compared to 53% in fiscal 2008. Approximately one and a half percentage points of the decrease was attributable to the negative impact of foreign exchange rates. Other factors affecting the fluctuation in gross margin each individually represented less than one percentage point of our overall gross margin, including the LifeVest business which contributed an increase to the overall gross margin of approximately a half of a percentage point. Our gross margin tends to fluctuate from period to period as a result of unit volume levels, mix of product and customer class, geographical mix, foreign exchange rate fluctuations and overall market conditions.

Backlog

We ended fiscal 2009 with a backlog of approximately $19.7 million, compared to approximately $9.8 million at the end of the prior quarter. Backlog was approximately $7.9 million at September 28, 2008. Typically, our backlog decreases during the first and second quarters, remains relatively flat during the third quarter, and increases during the fourth quarter due to the purchasing practices of our customers. Due to possible changes in delivery schedules, cancellation of orders and delays in shipments, our backlog at any particular date is not necessarily an accurate predictor of revenue for any succeeding period.

Costs and Expenses

Operating expenses in fiscal 2009 and 2008 were as follows:

(000’s omitted)	2009	% of Sales	2008	% of Sales	Change %
Selling and marketing	$113,891	30%	$111,835	28%	2%
General and administrative	32,366	8%	30,681	8%	5%
Research and development	39,474	10%	32,398	8%	22%

Total expenses	$185,731	48%	$174,914	44%	6%

As a percentage of sales, selling and marketing expenses for fiscal 2009 increased approximately 2% as compared to fiscal 2008. This increase, as a percentage of sales, was due to slower than planned revenue growth because of the challenging economic environment and due to continued investment in new businesses, such as the LifeVest and Temperature Management. The dollar spending for selling and marketing expenses increased approximately $2.1 million for the year ended September 27, 2009 compared to the same period last year. The dollar spending increase in fiscal 2009 was primarily attributable to approximately $5 million related to increased personnel-related costs, including salaries, commissions and stock-based compensation for selling and marketing employees, primarily for the LifeVest business. An additional increase of approximately $1.6 million was due to the newly-acquired Temperature Management business purchased from Alsius in May 2009. These increases were partially offset by the impact of foreign exchange rate fluctuations on our foreign subsidiary operating expenses.

As a percentage of sales, general and administrative expenses for fiscal 2009 increased approximately 1% of sales as compared to fiscal 2008. The increase, as a percentage of sales, was due to lower than expected revenue growth due to the challenging economic environment in fiscal 2009, as well as supporting the continued

investment in the LifeVest and Temperature Management businesses. General and administrative expenses increased approximately $1.7 million for the year ended September 27, 2009 compared to the previous year. The increase in dollar spending was primarily attributable to increased personnel-related costs including salaries and stock-based compensation for general and administrative employees, primarily related to the growth of LifeVest and Temperature Management businesses.

As a percentage sales, research and development expenses increased approximately 2% in fiscal 2009 as compared to fiscal 2008. This increase, as a percentage of sales, was primarily due to the lower than expected revenue growth due to the challenging economic environment in fiscal 2009, as well as increased personnel-related expenses as a result of our strategic alliance with Welch Allyn, the acquisition of Alsius’ Temperature Management business and clinical trial work related to the AutoPulse and LifeVest products. Research and development expenses increased approximately $7.1 million for the year ended September 27, 2009 compared to fiscal 2008. Approximately $4 million of the dollar increase was a result of hiring additional research and development personnel in connection with our strategic alliance with Welch Allyn. Other contributors include increased expenses related to the acquisition of Alsius of approximately $1.2 million and increased clinical trial work of approximately $600,000 related to the AutoPulse and LifeVest.

Investment and Other Income (Expense)

Investment and other income (expense) increased to $1.8 million in fiscal 2009, as compared to ($258,000) in the previous fiscal year. This increase primarily reflected foreign exchange gains on marking our foreign denominated intercompany receivable balances to the spot rate at the end of the year.

Income Taxes

Our effective tax rate for fiscal 2009 decreased to 29% compared to 34% in fiscal 2008. The decreased rate resulted from a discrete benefit provided by the research and development tax credit being applied to expected annual earnings. Subsequent to the end of fiscal 2008, Congress extended the research and development tax credit which allowed us to record seven quarters worth of credits in fiscal 2009 versus only one quarter of credits in fiscal 2008.

On October 1, 2007, we adopted Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (codified within FASB Accounting Standards Codification (“ASC”) 740-10, Income Taxes—Overall), As a result of this adoption, we recognized approximately $374,000 of increase in our liability for unrecognized tax benefits. At September 27, 2009, we had $4.9 million of gross unrecognized tax benefits, all of which, if recognized, would affect our effective tax rate compared to $3.3 million at September 28, 2008 which, if recognized, would have impacted our effective tax rate or goodwill.

We are subject to U.S. federal income tax as well as the income tax of multiple states and foreign jurisdictions. We have concluded all U.S. federal and most state and foreign income tax matters through fiscal 2005. Our tax return covering fiscal 2007 is currently being audited by the IRS. To date, no adjustments have been proposed. The acquired losses from Revivant for tax years 1997 through 2004 remain open to examination by the IRS to the extent losses are claimed in open years.

Our historical practice is to recognize interest and penalties related to income tax matters in income tax expense. We had $426,000 and $480,000 accrued for interest and penalties, at September 27, 2009 and September 28, 2008, respectively.

We currently estimate that our fiscal 2010 effective tax rate will be approximately 35%.

Fiscal 2008 Compared to Fiscal 2007

Sales

Our net sales increased 29% to $398.0 million in fiscal 2008 compared to $309.5 million in fiscal 2007.

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

Our sales to the North American Hospital market increased $31.8 million, or 37%, in 2008 compared to 2007. The increase of sales to the North American Hospital market was primarily due to increased volume of U.S. military sales of approximately $14 million, and increased volume of our professional defibrillator products to other customers of approximately $13 million, including the M Series and R Series products. The remaining increase of approximately $5 million was due to the volume of AED sales to the North American Hospital market.

Our sales to the North American Pre-hospital market increased $30.4 million, or 23%, in 2008 compared to 2007. The increase in Pre-hospital sales was due to increased volume of the LifeVest product of approximately $10 million, increased volume of professional defibrillators of approximately $9 million, data management software products of approximately $7 million and, to a lesser extent, increased volume of AEDs and AutoPulse products.

International sales increased by $24.6 million, or 34%, to $96.6 million in 2008 compared to $72.1 million in 2007. The increase in International sales was driven by increased volume of professional defibrillator sales of $15 million. This growth was primarily a function of the continued success of our M Series product, as our newer platforms build momentum. Other contributors to the increase included increased volume of AEDs of approximately $8 million, and increased volume of AutoPulse. Included in these increases are approximately $4 million of benefit from foreign exchange fluctuations. Geographical areas where sales experienced significant growth included Latin America and Eastern Europe, both with growth of approximately $4 million; and China, France and Germany, each with growth of approximately $2 million.

Foreign exchange rates had become more volatile in fiscal 2008 compared to 2007. The sudden strengthening of the U.S. dollar potentially impacts us in two ways. For sales to international distributors which are denominated in U.S. dollars, our goods may appear more expensive. Our foreign subsidiary sales which are denominated in local currency may translate into fewer U.S. dollar revenues. Although it is difficult to predict how foreign exchange rates will fluctuate prospectively, the sudden volatility of the U.S. dollar can have a significantly greater impact on future results than it has historically.

Total sales of the AutoPulse product to all our markets increased by approximately $3.1 million, or 21%, to $17.8 million in fiscal 2008, compared to $14.7 million for fiscal 2007.

Gross Margins

Overall, gross margins for fiscal 2008 decreased to approximately 53% compared to 54.5% in fiscal 2007. A low-margin California order, which occurred in the first quarter of fiscal 2008, accounted for approximately 1 percentage point of the decrease in gross margin. To a lesser extent, the margin was also unfavorably affected by increased International sales, which carry lower-than-average margins. Offsetting the decrease in the overall gross margin was the favorable effect of the LifeVest product, which carries higher-than-average margin. Other than the impact of the California order, each of the remaining factors causing the fluctuation in gross margin represents less than a percentage point of our overall gross margin.

Backlog

We ended fiscal 2008 with a backlog of approximately $7.9 million. All of this backlog shipped in fiscal 2009. Due to possible changes in delivery schedules, cancellation of orders and delays in shipments, our backlog at any particular date is not necessarily an accurate predictor of revenue for any succeeding period.

Costs and Expenses

Operating expenses were as follows:

(000’s omitted)	2008	% of Sales	2007	% of Sales	Change %
Selling and marketing	$111,835	28%	$91,855	30%	22%
General and administrative	30,681	8%	26,203	8%	17%
Research and development	32,398	8%	28,686	9%	13%

Total expenses	$174,914	44%	$146,744	47%	19%

Selling and marketing expenses increased approximately $20 million for the year ended September 28, 2008 compared to the previous year. Approximately $14 million of the increase related to increased personnel-related costs, including salaries, commissions and stock-based compensation for selling and marketing employees. The remaining increase primarily relates to increases in selling and marketing personnel travel and tradeshow expenses. Selling and marketing expenses decreased as a percentage of revenues as we have been able to achieve greater efficiency with our sales organization and marketing efforts as our revenue has grown.

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

Income Taxes

Our effective tax rate for fiscal 2008 decreased to 34% compared to 35% in fiscal 2007. The decreased rate resulted from an increase in the Section 199 deduction (production deduction) benefit from 3% in fiscal 2007 to

6% in fiscal 2008 along with a decision made in the fourth quarter of fiscal 2008 not to provide U.S. taxes on undistributed earnings of our foreign subsidiaries. These benefits were partially offset by the expiration of a research and development credit at December 31, 2007, allowing only one quarter of benefit in fiscal 2008. Subsequent to the end of fiscal 2008, Congress had extended the research and development credit through December 31, 2009. The benefit from this Congressional action was recognized in fiscal 2009.

Financial Condition

Liquidity and Capital Resources

We believe our overall financial condition remains strong. Our cash, cash equivalents and short-term marketable securities at September 27, 2009 totaled $58.6 million compared with $69.3 million at September 28, 2008. We continue to have no long-term debt. On May 4, 2009, we purchased substantially all of the assets of the intravascular temperature management business of Alsius Corporation for a cash purchase price of approximately $12 million. See Note D to the consolidated financial statements.

As we have previously stated, we have used cash, and it is possible we will use additional cash, to assist customers who transition to our products with various financing arrangements. We also may use cash to assist creditworthy customers with various financing arrangements as a result of the current difficult liquidity and credit environment.

Cash Requirements

We believe that the combination of existing cash, cash equivalents, and highly liquid short-term investments, together with future cash to be generated by operations and amounts available under our line of credit, will be sufficient to meet our ongoing operating and capital expenditure requirements for the foreseeable future. We believe we have, and will maintain, sufficient cash to meet future contingency payments related to the Lifecor and Infusion Dynamics acquisitions (payments to Lifecor may be made in cash or our Common Stock at our option.) We may also need to use these funds in the future for potential acquisitions.

Sources and Uses of Cash

To assist with the discussion, the following table presents the abbreviated cash flows for the years ended September 27, 2009, September 28, 2008, and September 30, 2007:

(000’s omitted)	2009	2008	2007
Net income	$9,564	$23,441	$16,662
Changes not affecting cash	26,517	24,332	16,599
Changes in assets and liabilities	(2,702)	(12,395)	(27,594)

Cash provided by operating activities	33,379	35,378	5,667
Cash used for investing activities	(18,239)	(42,588)	(31,153)
Cash provided by financing activities	235	7,336	18,948
Effect of foreign exchange rates on cash	(989)	(1,082)	1,338

Net change in cash and cash equivalents	14,386	(956)	(5,200)
Cash and cash equivalents—beginning of period	36,675	37,631	42,831

Cash and cash equivalents—end of period	$51,061	$36,675	$37,631

Operating Activities

Cash provided by operating activities decreased approximately $2.0 million in fiscal 2009 to $33.4 million compared to $35.4 million in fiscal 2008. This decrease in cash from operating activities was primarily attributable to a decrease in net income of approximately $13.9 million in fiscal 2009 as compared to fiscal 2008.

This decrease was substantially offset by increased cash provided by accounts receivable of approximately $10.5 million from fiscal 2008 to fiscal 2009 and, to a lesser extent, by increased charges not affecting cash.

Investing Activities

Cash used in investing activities decreased approximately $24.3 million in fiscal 2009 to $18.2 million as compared to $42.6 million in the prior year. This decrease in the use of cash was primarily attributable to the increase in cash provided by net sales of marketable securities from fiscal 2008 to fiscal 2009 of approximately $41.5 million. This decrease in investing activities was partially offset by the acquisition of substantially all the assets of Alsius and the acquisition of certain assets from Welch Allyn in fiscal 2009, the combined purchase prices for which were an aggregate of approximately $17 million. Additionally, the purchase of property and equipment additions increased by approximately $3.5 million in fiscal 2009, further offsetting the overall decrease in investing activities. Property and equipment additions for fiscal 2009 totaled approximately $18.5 million, and we currently anticipate additions for fiscal 2010 to be similar to fiscal 2009.

Financing Activities

Cash provided by financing activities was approximately $235,000 for fiscal 2009 in comparison to approximately $7.3 million in the previous year. The change reflects a lower number of stock options exercised during 2009 (approximately 30,000 shares in 2009 and 349,000 shares in 2008). Similarly, the excess tax benefit from the exercise of stock options decreased from $1.9 million in the previous year to $15,000 for fiscal 2009, due to the lower number of stock options exercised during 2009.

Investments

In March 2004, we acquired substantially all the assets of Infusion Dynamics. Under the terms of the acquisition, we are obligated to make additional earn-out payments through 2011 (“contingencies”) based on performance of the acquired business. Because additional consideration is based on the growth of sales, a reasonable estimate of the future payments to be made cannot be determined. As these contingencies are resolved and the consideration is distributable, we record the fair value of the additional consideration as additional cost of the acquired assets. Our earn-out payments, in the form of cash, for fiscal 2007 and 2008 were approximately $11,000 and $19,000, respectively. We have accrued, but not yet paid, an earn-out for fiscal 2009 of approximately $19,000, which is expected to be paid in cash during the first half of fiscal 2010.

We exercised our option to acquire the business and assets of Lifecor and acquired the business and assets on April 10, 2006. We assumed Lifecor’s outstanding debt (plus an additional $3.0 million owed to us, which was cancelled) and certain stated liabilities. We paid the third-party debt in April 2006. We agreed to pay additional consideration in the form of earn-out payments to Lifecor based upon future revenue growth of the acquired business over a five-year period. Earn-out payments to Lifecor were made in the form of cash for fiscal 2007 and fiscal 2008 in the approximate amounts of $3.2 million and $4.5 million, respectively. For both annual earn-outs, the additional consideration was accrued during the fiscal period when earned and paid out in the subsequent fiscal period. We have accrued, but not yet paid, an earn-out for fiscal 2009 of approximately $12.8 million, which is expected to be paid during the first half of fiscal 2010 in the form of cash and/or our Common Stock. Because additional consideration will be based on the growth of sales, a reasonable estimate of the total acquisition cost cannot be determined.

In October 2008, we announced a strategic alliance with Welch Allyn involving research and development, manufacturing, sales, service, and distribution related to Welch Allyn’s defibrillator and monitoring products. We paid approximately $5 million for the purchase of assets, which consist primarily of purchased software, inventory and fixed assets, related to the Welch Allyn defibrillator products.

On May 4, 2009, we completed the acquisition of substantially all the assets of the intravascular temperature management business of Alsius. The assets acquired include intellectual property relating to the business, other intangibles, inventories and fixed assets. We assumed warranty and service contract obligations relating to Alsius’ installed base of products. We consolidated the operations of the acquired business into our Sunnyvale, California subsidiary, ZOLL Circulation, Inc. We believe that the acquisition of the temperature management technology and products from Alsius, in combination with the technology and know-how we acquired previously through the purchase of assets from Radiant Medical, Inc. in 2007, creates the opportunity for us to become a major participant in the temperature management business. No voting interest was acquired in the acquisition. Under the terms of the acquisition, we paid approximately $12 million in cash to Alsius.

Debt Instruments and Related Covenants

We maintain an unsecured working capital line of credit with our bank. Under this working capital line, we may borrow, on a demand basis, up to $12 million. This line of credit bears interest at the rate of LIBOR plus 4% – 6%. No borrowings were outstanding on this line during fiscal 2009. There are no covenants related to this line of credit.

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

	Payments Due by Period
Contractual Obligations (in $000s)	Total	Less than 1 year	1 – 3 years	4 – 5 years	After 5 years
Non-Cancelable Operating Lease Obligations	$11,522	$3,257	$4,234	$2,367	$1,664
Purchase Obligations	4,773	1,526	1,632	1,615	—

Total Contractual Obligations	$16,295	$4,783	$5,866	$3,982	$1,664

The Company leases certain office and manufacturing space under operating leases. The Company’s office leases are subject to adjustments based on actual floor space occupied. The leases also require payment of real estate taxes and operating costs. In addition to the office leases, the Company leases automobiles for business use by a portion of the sales force.

The Company’s executive headquarters and defibrillator and fluid resuscitation manufacturing operations are located in Chelmsford, Massachusetts. The Chelmsford facility is covered by an eight year lease, beginning July 1, 2003 and expiring on June 29, 2011. The agreement does not contain a renewal period and provides that the Company pay a pro-rata amount of the landlord’s real estate tax and operating expenses based upon square footage. The lease also provided the Company with an allowance of approximately $3.7 million for any construction costs associated with their relocation efforts to the leased facility. This reimbursement has been recorded as a deferred lease incentive within accrued expenses and other liabilities and is being amortized as a reduction to rent expense over the life of the lease. Any leasehold improvements made as part of the relocation have been capitalized as leasehold improvements within Property and Equipment and are being amortized over the eight year life of the lease.

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

Hedging Activities

We had one foreign currency forward contract outstanding at September 27, 2009 in the notional amount of approximately 5 million Euros, serving to mitigate the foreign currency risk of a substantial portion of our Euro-denominated intercompany balances. The net settlement amount of this contract on September 27, 2009, is an unrealized gain of approximately $6,000, which is included in earnings within “investment and other income, net.” We had net realized gains (losses) of $1.4 million, ($981,000) and ($615,000) from foreign currency forward contracts during fiscal 2009, 2008 and 2007, respectively, which are included in earnings within “investment and other income, net.”

As of September 27, 2009, we did not have any contracts outstanding to serve as a hedge of our forecasted sales to our foreign subsidiaries. As of September 28, 2008, we had contracts outstanding totaling $3.9 million to serve as a hedge of our forecasted sales to our foreign subsidiaries, all maturing in less than twelve months. Because these derivatives did not qualify for hedge accounting in accordance with FASB ASC 815, Derivatives and Hedging, we entered into offsetting derivatives, totaling $3.9 million. All of the contracts were marked to market with changes in fair value recorded to earnings. At September 28, 2008, the net settlement amount on these contracts was an unrealized loss of approximately $29,000. Net realized losses were approximately $29,000, $377,000 and $445,000 during fiscal 2009, 2008 and 2007, respectively, and were recorded in “investment and other income, net” in the consolidated statements of income.

Critical Accounting Estimates

Our management strives to report our financial results in a clear and understandable manner, even though in some cases accounting and disclosure rules are complex and require us to use technical terminology. We follow accounting principles generally accepted in the United States in preparing our consolidated financial statements. These principles require us to make certain estimates of matters that are inherently uncertain and to make difficult and subjective judgments that affect our financial position and results of operations. Our most critical accounting policies include revenue recognition, and our most critical accounting estimates include accounts receivable reserves, warranty reserves, inventory reserves, and the valuation of long-lived assets. Management continually reviews its accounting policies, how they are applied and how they are reported and disclosed in our financial statements. Following is a summary of our more significant accounting policies, which include revenue recognition and those that require significant estimates and judgments and uncertainties, and potentially could result in materially different results under different assumptions, conditions, and methods of application in preparation of the financial statements.

Revenue Recognition

Revenues from sales of cardiac resuscitation and temperature management therapy devices, disposable electrodes, catheters and accessories are recognized when a signed non-cancelable purchase order exists, the product is shipped, title and risk have passed to the customer, the fee is fixed or determinable, and collection is considered probable. Circumstances that generally preclude the immediate recognition of revenue include shipping terms of FOB destination or the existence of a customer acceptance clause in a contract based upon customer inspection of the product. In these instances, revenue is deferred until adequate documentation is obtained to ensure that these criteria have been fulfilled. Similarly, revenues from the sales of our products to distributors fall under the same guidelines. For all significant orders placed by our distributors, we require an approved purchase order, we perform a credit review, and we ensure that the terms on the purchase order or contract are proper and do not include any contingencies which preclude revenue recognition. We do not typically offer any special right of return, stock rotation or price protection to our distributors or end customers. For sales in which payment extends beyond a twelve month period, we recognize revenue at its net present value using an imputed rate of interest based on our experience of successful collection on these terms without concession.

Our sales to customers often include a device, disposables and other accessories. For the vast majority of our shipments, all deliverables are shipped together. In cases where some elements of a multiple element arrangement are not delivered as of a reporting date and we have established fair value for the undelivered elements, we defer the fair value of the undelivered elements and only recognize the revenue related to the delivered elements in accordance with FASB ASC 605-25, Multiple Element Arrangements (formerly Emerging Issues Task Force (“EITF”) Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables). Revenues are recorded net of estimated returns. Some sales to customers of our cardiac resuscitation devices may include some data collection software. The cardiac resuscitation device and software product can operate independently of each other and one does not affect the functionality of the other. In cases where both elements are included in a customer’s order but only one has been delivered by the reporting date, we defer the fair value of the undelivered element and recognize the revenue related to the delivered item in accordance with FASB ASC 985-605, Software—Revenue Recognition (formerly EITF 03-05) and FASB ASC 605-25, Multiple Element Arrangements.

We also license software under non-cancelable license agreements and provide services including training, installation, consulting and maintenance, which consists of product support services, and unspecified upgrade rights (collectively, post-contract customer support, “PCS”). Revenue from the sale of software is recognized in accordance with FASB ASC 985-605, Software—Revenue Recognition (formerly SOP 97-2). License fee revenues are recognized when a non-cancelable license agreement has been signed, the software product has been delivered, there are no uncertainties surrounding product acceptance, the fees are fixed or determinable, and collection is considered probable. Revenues from maintenance agreements and upgrade rights are recognized ratably over the period of service. Revenue for services, such as software deployment and consulting, is recognized when the service is performed. Our software arrangements contain multiple elements, which include software products, services and PCS. Generally, we do not sell computer hardware products with our software products. We will occasionally facilitate the hardware purchase by providing information to the customer such as where to purchase the equipment. We generally do not have vendor-specific objective evidence of fair value for our software products. We do, however, have vendor-specific objective evidence of fair value for items such as consulting and technical services, deployment and PCS based upon the price charged when such items are sold separately. Accordingly, for transactions where vendor-specific objective evidence exists for undelivered elements but not for delivered elements, we use the residual method. Under the residual method, the total fair value of the undelivered elements, as indicated by vendor-specific objective evidence, is deferred and the difference between the total arrangement fee and the amount deferred for the undelivered elements is recognized as revenue related to the delivered elements.

We do not typically ship any of our software products to distributors or resellers. Our software products are sold by our sales force directly to the end user. We may sell software to system integrators who provide complete solutions to end users on a contract basis.

In fiscal 2007, we were awarded a contract of approximately $11.6 million with a contractor hired by the State of California to supply defibrillators and accessories. The contract also includes preventative maintenance and storage services for certain defibrillators and accessories over a five-year period. Based on the award, we shipped the defibrillators and accessories (“equipment”) in three installments over the course of four months beginning in the fourth quarter of fiscal 2007 and ending in the first quarter of fiscal 2008. At the request of the State, the equipment was shipped to three warehouse locations within California in order to provide for rapid deployment in the case of an emergency. Two of the warehouses are facilities leased by us. Due to the life support function of the equipment and the requirement that they be deployed at a moment’s notice to sustain life in the event of an emergency, it is important that they are stored in an appropriate condition and location. As a result, the State requested that we make arrangements to store and maintain certain of the equipment to ensure that it performs its life support function when deployed. Individuals with the requisite background, skills and credentials store and maintain the products. The preventative maintenance services include preventative maintenance on the defibrillator units as well as battery and electrode replacement upon expiration of their shelf life within the five year period of the contract.

Although we delivered the first two installments of the equipment during the fourth quarter of the fiscal year ended September 30, 2007, no revenue was recognized since objective and reliable evidence of fair value did not exist for all undelivered elements. We recognized revenue related to the delivered equipment in the first quarter of fiscal 2008 as we determined that objective and reliable evidence of fair value exists for all remaining undelivered elements, including maintenance, storage, insurance and accessories. We recognized approximately $8 million of revenue during the first quarter of fiscal 2008. The remaining amount of consideration is being recognized over a five-year period as the undelivered elements are delivered. In fiscal 2009, we recognized approximately $1.3 million of this revenue, and at September 27, 2009, we had approximately $1.9 million in deferred revenue remaining related to this contract.

In fiscal 2005, we began performance under a “state of readiness” contract awarded by the U.S. government to supply defibrillators on short notice. Based on the award, we received two types of payments from the U.S. government. The first payment of approximately $5 million was to reimburse us for the cost to acquire inventories required to meet potentially short-notice delivery schedules. This payment was carried within ‘Deferred revenue’ on our balance sheet as a liability under government contract.

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

This government contract was for a one-year term, and the U.S. government subsequently exercised four one-year extension options. These fees were for the storage, inventory rotation and facilities charge and were recognized ratably over the contract period.

On September 27, 2009, this government contract expired. Upon expiration, title to certain units as defined in the contract transferred to the U.S. Government, and the corresponding cost of goods sold was recognized. All future obligations, excluding normal warranty, under this contract ceased. Consequently, we recognized the $5 million amount previously carried on the balance sheet in deferred revenue as revenue.

On September 28, 2009, we entered into another “state of readiness” contract with similar terms for a one-year term with four one-year extensions. During fiscal 2010, we anticipate receiving the first payment of approximately $4 million which amount will be carried within “Deferred revenue” on our balance sheet as a liability under government contracts. Similar to the previous contract, the U.S. Government has two options to acquire defibrillators under the new contract. They may buy on a replenishment basis, which means we will record a sale under our normal U.S. Government price list and maintain our “state of readiness”, or they may buy on a non-replenishment basis, which will allow us to obtain normal margins but will reduce our future obligations under this arrangement.

For those markets for which we sell separately priced extended warranties, revenue is deferred and recognized over the applicable warranty period, based upon the fair value of the contract.

We also generate rental revenue from our LifeVest product. Doctors prescribe the LifeVest equipment for use by their patients. The patients then rent the LifeVest product for use over a prescribed period of time, typically between 2 to 3 months. The patients are generally covered by health plan contracts, which typically contract with a third party payor that agrees to pay based on fixed or allowable reimbursement rates. Third party payors are entities such as insurance companies, governmental agencies, health maintenance organizations or other managed care providers. The rental income is recognized ratably over the rental period.

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

As of September 27, 2009, our accounts receivable balance of $80.5 million is reported net of allowances of $5.5 million. We believe our reported allowances at September 27, 2009 are adequate. If the financial conditions of our customers were to deteriorate, however, resulting in their inability to make payments, we might need to record additional allowances, resulting in additional expenses being recorded for the period in which such determination would be made.

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

Used ZOLL equipment is recorded at the lower of cost or market. We regularly review our reserves to ensure that the balance sheet value associated with our trade-in equipment is properly stated.

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

Fair Value Measurements

During the first quarter of fiscal 2009, we adopted FASB ASC 820, Fair Value Measurements and Disclosures (formerly referenced as SFAS No. 157, Fair Value Measurements), which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. This new accounting standard does not require any new fair value measurements. We apply fair value accounting for all financial assets and liabilities and non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis. We have elected to defer implementation of FASB ASC 820 as it relates to our non-financial assets and non-financial liabilities that are recognized and disclosed at fair value in the financial statements on a nonrecurring basis until the first quarter of fiscal 2010. We believe the implementation of FASB ASC 820 as it relates to non-financial assets and non-financial liabilities that are recognized and disclosed at fair value in the financial statements on a nonrecurring basis will not have a material impact on our financial statements. We define fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities, which are required to be recorded at fair value, we consider the principal or most advantageous market in which we would transact and the market-based risk measurements or assumptions that market participants would use in pricing the asset or liability, such as inherent risk, transfer restrictions and credit risk.

During the first quarter of 2009, we adopted FASB ASC 825, Financial Instruments (formerly referenced as SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities –an amendment of FASB Statement No. 115), which allows companies to choose to measure eligible financial instruments and certain other items at fair value that are not required to be measured at fair value. We have not elected the fair value option for any eligible financial instruments.

Refer to Note L, “Fair Value Measurements,” to the consolidated financial statements in this Annual Report on Form 10-K for additional information.

Warranty Reserves

Our products are sold with warranty provisions that require us to remedy deficiencies in quality or performance over a specified period of time, usually one year for pre-hospital and international customers and five years for hospital customers. Revenue is deferred for pre-hospital customers who receive warranties beyond one year. Such revenue is then recognized over the period of extended warranty. We provide for the estimated cost of product warranties at the time product is shipped and revenue is recognized. The costs that we estimate include material, labor, and shipping. While we engage in product quality programs and processes, our warranty obligation is affected by product failure rates, material usage and service delivery costs incurred in correcting a product failure. We believe that our recorded liability of $4.2 million at September 27, 2009 is adequate to cover future costs for the servicing of our products sold through that date and under warranty. If actual product failure rates, material usage or service delivery costs differ from our estimates, revisions to the estimated warranty liability would be required.

Inventory

We value our inventories at the lower of cost or market. Cost is determined by the first-in, first-out (“FIFO”) method, including material, labor and factory overhead.

Inventory on hand may exceed future demand either because the product is outdated or obsolete, or because the amount on hand is in excess of future needs. We provide for the total value of inventories that we determine to be obsolete based on criteria such as customer demand and changing technologies. We estimate excess inventory amounts by reviewing quantities on hand and comparing those quantities to sales forecasts for the next 12 months, identifying historical service usage trends, and matching that usage with the installed base quantities to estimate future needs. At September 27, 2009, our inventory was recorded at net realizable value requiring reserves of $7.6 million, or 9.8% of our $77.3 million gross inventories.

Goodwill

At September 27, 2009, we had approximately $52.1 million in goodwill, primarily resulting from our acquisitions of Revivant (approximately $22 million), the assets of Lifecor (approximately $18 million), certain assets of BIO-key International, Inc. (approximately $5 million), the assets of Infusion Dynamics (approximately $4 million), and the assets of Alsius (approximately $3 million). We test our goodwill for impairment at least annually by comparing the fair value of our reporting units to the carrying value of those reporting units. Fair value is determined based on an estimate of the discounted future cash flows expected from the reporting units. The determination of fair value requires significant judgment on the part of management about future revenues, expenses and other assumptions that contribute to the net cash flows of the reporting units. Additionally, we periodically review our goodwill for impairment whenever events or changes in circumstances indicate that an impairment has occurred.

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

We adopted the provisions of FASB ASC 740, Income Tax, formerly FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, on October 1, 2007. The provision contains a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained upon audit, including resolutions of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement. We reevaluate these uncertain tax positions on a quarterly basis. This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit and new audit activity. Any change in these factors could result in the recognition of a tax benefit or an additional charge to the tax provision. This provision also provides guidance on classification, interest and penalties, accounting in interim periods, disclosure and transition.

Stock-Based Compensation

In accordance with FASB ASC Topic 718, Compensation—Stock Compensation, we measure the cost of employee services in exchange for an award of equity instruments based on the grant-date fair value of the award and recognize cost over the requisite service period. We recognize compensation expense on fixed awards with pro rata vesting on a straight-line basis over the vesting period.

Refer to Note A to the consolidated financial statements for further discussion and analysis of the impact of adoption on our statement of operations.

Safe Harbor Statement

Certain statements contained herein constitute “forward-looking statements” as that term is defined under the Private Securities Litigation Reform Act of 1995 (the “Act”) and releases issued by the SEC and within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “see,” “plan,” “future,” “may,” “could,” and other expressions which are predictions of or indicate future events and trends and which do not relate to historical matters identify forward-looking statements. Particularly, the Company’s expectations regarding its business, operational results, future operational liquidity, contractual obligations and other commercial commitments, and capital requirements are forward-looking statements. Reliance should not be placed on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, which may cause the actual results, performance or achievements of the Company to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements. The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise. Factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements include, but are not limited to, the actions of competitors, the acceptance of our products in their respective markets, adverse economic conditions, and those other risks and uncertainties contained in Item 1A in Part I of this Annual Report on Form 10-K entitled “Risk Factors”.

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

We use foreign currency forward contracts to manage our currency transaction exposures. These currency forward contracts are not designated as cash flow, fair value or net investment hedges under FASB ASC 815, Derivatives and Hedging, formerly SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and therefore, are marked-to-market with changes in fair value recorded to earnings. These derivative instruments do not subject our earnings or cash flows to material risk since gains and losses on those derivatives generally offset losses and gains on the assets and liabilities being hedged.

We had one forward exchange contract outstanding serving as a hedge of our Euro intercompany receivables in the notional amount of approximately 5 million Euros at September 27, 2009. The contract serves as a hedge of a substantial portion of our Euro-denominated intercompany balances. The fair value of this contract at September 27, 2009 was approximately $7.3 million, resulting in an unrealized gain of $6,000. A sensitivity analysis of a change in the fair value of the Euro derivative foreign exchange contract outstanding at September 27, 2009 indicates that if the U.S. dollar weakened by 10% against the Euro, the fair value of this contract would decrease by approximately $734,000 resulting in a total loss on the contract of approximately $728,000. Conversely, if the U.S. dollar strengthened by 10% against the Euro, the fair value of this contract would increase by approximately $667,000 resulting in a total gain on the contract of approximately $673,000.

Any gains and losses on the fair value of the derivative contract would be largely offset by losses and gains on the underlying transaction. These offsetting gains and losses are not reflected in the analysis below.

Intercompany Receivable Hedge

Exchange Rate Sensitivity: September 27, 2009

	Expected Maturity Dates for fiscal year						Total	Unrealized Gain
	2010	2011	2012	2013	2014	Thereafter
Forward Exchange Agreements (Receive $/Pay Euro) Contract Amount	$7,341,000						$7,341,000	$6,000
Average Contract Exchange Rate	1.4682	—	—	—	—	—	1.4682

Item 8. Financial Statements and Supplementary Data.

ZOLL MEDICAL CORPORATION

FINANCIAL STATEMENT INDEX

Page No.
Reports of Independent Registered Public Accounting Firms	62
Financial Statements:
Consolidated Balance Sheets as of September 27, 2009 and September 28, 2008	64
Consolidated Income Statements for the Years Ended September 27, 2009, September 28, 2008 and September 30, 2007	65
Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the Years Ended September 27, 2009, September 28, 2008 and September 30, 2007	66
Consolidated Statements of Cash Flows for the Years Ended September 27, 2009, September 28, 2008 and September 30, 2007	67
Notes to Consolidated Financial Statements	68
Supporting Financial Statement Schedule:
Schedule II—Valuation and Qualifying Accounts	101

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

ZOLL Medical Corporation

Chelmsford, Massachusetts

We have audited the accompanying consolidated balance sheets of ZOLL Medical Corporation as of September 27, 2009 and September 28, 2008 and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for the years then ended. In connection with our audit of the financial statements, we have also audited the financial statement schedule listed in the Index at Item 15(a)(2) for the years ended September 27, 2009 and September 28, 2008. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedule. We believe that our audits provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ZOLL Medical Corporation at September 27, 2009 and September 28, 2008, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note I to the consolidated financial statements, effective October 1, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB No. 109.

Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein for the years ended September 27, 2009 and September 28, 2008.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), ZOLL Medical Corporation’s internal control over financial reporting as of September 27, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated December 10, 2009, expressed an unqualified opinion thereon.

/s/ BDO Seidman, LLP

Boston, Massachusetts

December 10, 2009

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

ZOLL Medical Corporation

Chelmsford, Massachusetts

We have audited the accompanying consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows of ZOLL Medical Corporation for the year ended September 30, 2007. Our audit also included the financial statement schedule listed in the Index at Item 15 (a) (2) for the year ended September 30, 2007. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of ZOLL Medical Corporation for the year ended September 30, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ ERNST & YOUNG LLP

December 12, 2007

Boston, Massachusetts

ZOLL Medical Corporation

Consolidated Balance Sheets

(000’s omitted, except per share amounts)	Sept. 27, 2009	Sept. 28, 2008
Assets
Current assets:
Cash and cash equivalents	$51,061	$36,675
Marketable securities	7,583	32,597
Accounts receivable, less allowances of $5,464 and $6,229 at September 27, 2009 and September 28, 2008, respectively	80,535	84,423

Inventories:
Raw materials	31,422	24,682
Work-in-process	7,505	6,568
Finished goods	30,773	29,773

	69,700	61,023
Prepaid expenses and other current assets	21,240	12,313

Total current assets	230,119	227,031
Property and equipment at cost:
Land, building and improvements	1,296	1,271
Machinery and equipment	93,124	79,101
Construction in progress	2,499	1,569
Tooling	17,780	16,463
Furniture and fixtures	4,157	3,957
Leasehold improvements	5,762	5,372

	124,618	107,733
Less accumulated depreciation and amortization	83,978	73,779

Net property and equipment	40,640	33,954
Investments	1,310	1,310
Notes receivable	3,897	3,581
Long-term marketable securities	—	1,772
Goodwill	52,100	42,146
Patents and developed technology, net	23,923	20,951
Deferred tax asset	724	—
Intangibles and other assets, net	19,134	15,275

	$371,847	$346,020

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$20,036	$17,539
Deferred revenue	12,998	17,910
Accrued expenses and other liabilities	40,455	28,233

Total current liabilities	73,489	63,682
Non-Current liabilities:
Other long-term liabilities	17,800	14,480

Total liabilities	91,289	78,162

Commitments and contingencies (Note J and Note P)

Stockholders’ equity:
Preferred stock, $0.01 par value, authorized 1,000 shares, none issued or outstanding	—	—
Common stock, $0.01 par value, authorized 38,000 shares, 21,062 and 21,018 issued and outstanding at September 27, 2009 and September 28, 2008, respectively	210	210
Capital in excess of par value	159,224	155,547
Accumulated other comprehensive loss	(8,134)	(7,593)
Retained earnings	129,258	119,694

Total stockholders’ equity	280,558	267,858

	$371,847	$346,020

See accompanying notes, which are an integral part of the consolidated financial statements.

ZOLL Medical Corporation

Consolidated Income Statements

	YEAR ENDED
(000’s omitted, except per share data)	Sept. 27, 2009	Sept. 28, 2008	Sept. 30, 2007
Product sales	$341,285	$371,494	$292,791
Rental revenue	43,900	26,524	16,660

Total net sales	385,185	398,018	309,451
Cost of product sales	177,841	180,292	136,689
Cost of rental revenue	9,999	7,038	3,975

Total cost of goods sold	187,840	187,330	140,664

Gross profit	197,345	210,688	168,787
Expenses:
Selling and marketing	113,891	111,835	91,855
General and administrative	32,366	30,681	26,203
Research and development	39,474	32,398	28,686

Total expenses	185,731	174,914	146,744

Income from operations	11,614	35,774	22,043
Investment and other income (expense)	1,768	(258)	3,591

Income before income taxes	13,382	35,516	25,634
Provision for income taxes	3,818	12,075	8,972

Net income	$9,564	$23,441	$16,662

Basic earnings per common share	$0.45	$1.12	$0.82

Weighted average common shares outstanding	21,078	20,862	20,208

Diluted earnings per common and common equivalent share	$0.45	$1.10	$0.81

Weighted average common and common equivalent shares outstanding	21,217	21,304	20,678

See accompanying notes, which are an integral part of the consolidated financial statements.

ZOLL Medical Corporation

Consolidated Statements of Stockholders’ Equity and Comprehensive Income

(000’s omitted)	Common Shares	Amount	Capital in Excess of Par Value	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity	Other Comprehensive Income
Balance at October 1, 2006	9,684	$193	$119,262	$(3,774)	$79,965	$195,646

Two-for-one stock split	9,953
Stock issuance for prior year acquisition	72	1	5,631			5,632
Exercise of stock options	720	10	14,439			14,449
Issuance of restricted stock	10
Stock-based compensation			1,661			1,661
Cancellation of restricted stock	(1)		(21)			(21)
Excess tax benefit realized upon exercise of stock options			4,499			4,499
Comprehensive income:
Net income					16,662	16,662	$16,662
Unrealized loss on available-for-sale securities				(17)		(17)	(17)
Cumulative foreign currency translation adjustment				(2,725)		(2,725)	(2,725)

Total comprehensive income							$13,920

Balance at September 30, 2007	20,438	204	145,471	(6,516)	96,627	235,786

Stock issuance for prior year acquisition	221	3	101			104
Exercise of stock options	349	3	5,460			5,463
Issuance of restricted stock	12
Stock-based compensation			2,701			2,701
Cancellation of restricted stock	(2)		(59)			(59)
Excess tax benefit realized upon exercise of stock options			1,873			1,873
Cumulative effect of adoption of FIN 48					(374)	(374)
Comprehensive income:
Net income					23,441	23,441	$23,441
Unrealized loss on available-for-sale securities				(267)		(267)	(267)
Cumulative foreign currency translation adjustment				(810)		(810)	(810)

Total comprehensive income							$22,364

Balance at September 28, 2008	21,018	210	155,547	(7,593)	119,694	267,858

Exercise of stock options	30		220			220
Issuance of restricted stock	15
Cancellation of restricted stock	(1)		(18)			(18)
Stock-based compensation			3,460			3,460
Excess tax benefit realized upon exercise of stock options			15			15
Comprehensive income:
Net income					9,564	9,564	$9,564
Unrealized gain on available-for-sale securities				128		128	128
Cumulative foreign currency translation adjustment				(669)		(669)	(669)

Total comprehensive income							$9,023

Balance at September 27, 2009	21,062	$210	$159,224	$(8,134)	$129,258	$280,558

See accompanying notes, which are an integral part of the consolidated financial statements.

ZOLL Medical Corporation

Consolidated Statements of Cash Flows

	YEAR ENDED
(000’s omitted)	Sept. 27, 2009	Sept. 28, 2008	Sept. 30, 2007
Operating Activities:
Net income	$9,564	$23,441	$16,662
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,130	16,857	13,923
Stock-based compensation expense	3,460	2,701	1,661
Net realized gain (loss) on sale of marketable securities	285	(53)	(21)
Provision for warranty expense	1,290	1,465	1,178
Deferred income taxes	2,352	3,362	(142)
Changes in current assets and liabilities, net of effect of acquisitions:
Accounts receivable	3,942	(6,537)	(17,368)
Inventories	(4,200)	(4,133)	(25,561)
Prepaid expenses and other current assets	(172)	223	(2,785)
Accounts payable and accrued expenses	(2,272)	(1,948)	18,120

Net cash provided by operating activities	33,379	35,378	5,667
Investing Activities:
Additions to property and equipment	(18,481)	(14,969)	(14,548)
Purchases of marketable securities	(35,800)	(68,215)	(27,754)
Proceeds from sales and maturities of marketable securities	62,363	53,272	28,535
Payments for acquisitions, net of cash acquired	(17,333)	—	(12,790)
Milestone payment related to prior year acquisitions	(4,500)	(6,816)	(1,709)
Other assets, net	(4,488)	(5,860)	(2,887)

Net cash used in investing activities	(18,239)	(42,588)	(31,153)
Financing Activities:
Exercise of stock options	220	5,463	14,449
Excess tax benefit from the exercise of stock options	15	1,873	4,499

Net cash provided by financing activities	235	7,336	18,948
Effect of exchange rates on cash and cash equivalents	(989)	(1,082)	1,338

Net increase/(decrease) in cash and cash equivalents	14,386	(956)	(5,200)
Cash and cash equivalents at beginning of year	36,675	37,631	42,831

Cash and cash equivalents at end of year	$51,061	$36,675	$37,631

Supplemental disclosures of cash flow information:
Cash paid during the year:
Income taxes	$1,441	$9,212	$6,218
Non-cash activity during the year:
Common stock issued at fair value for acquisition of Revivant	$—	$104	$5,632
Earnout accrual for acquisition of Revivant	$—	$—	$3,635
Earnout accrual for Lifecor asset acquisition	$12,779	$4,765	$3,170
Earnout accrual for Infusion asset acquisition	$19	$19	$11

See accompanying notes, which are an integral part of the consolidated financial statements.

ZOLL Medical Corporation

Notes to Consolidated Financial Statements

Note A-Significant Accounting Policies

Description of Business: ZOLL Medical Corporation (ZOLL or the Company), a Massachusetts corporation incorporated in 1980, develops and markets medical devices and software solutions that help advance emergency care and save lives, while increasing clinical and operational efficiencies. With products for defibrillation and monitoring, circulation and CPR feedback, data management, fluid resuscitation, and therapeutic temperature management, the Company provides a comprehensive set of technologies which help clinicians, EMS and fire professionals, and lay rescuers treat victims needing resuscitation and critical care.

Principles of Consolidation: The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. The Company accounts for investments in companies over which it has the ability to exercise significant influence under the equity method if the Company holds 50 percent or less of the voting stock and is not the primary beneficiary.

Reclassification: Certain amounts in prior year financial statements have been reclassified to conform to the current year presentation with no impact on net income or earnings per share.

Fiscal Year: The Company’s fiscal year ends on the Sunday closest to September 30. The years ended September 27, 2009, September 28, 2008 and September 30, 2007 all included 52 weeks.

Subsequent Events: All material events occurring subsequent to the date of the financial statements up to the filing date of this annual report as filed on Form 10-K, December 10, 2009, have been evaluated for disclosure.

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

Cash and Cash Equivalents: The Company considers all highly liquid instruments with an original maturity of three months or less to be cash equivalents. Substantially all cash and cash equivalents are invested in U.S. Treasury Bills and other U.S. government agency securities and carries these securities at fair value.

Marketable Securities: All marketable securities must be classified as one of the following: held-to-maturity, available-for-sale, or trading. The Company classifies its marketable securities as available-for-sale and, as such, carries the investments at fair value, with unrealized holding gains and losses reported in stockholders’ equity as a separate component of accumulated other comprehensive income (loss). The cost of securities sold is determined based on the specific identification method. Realized gains and losses, and declines in value judged to be other than temporary, are included in investment income.

Fair Value Measurements: During the first quarter of 2009, the Company adopted FASB ASC 820, Fair Value Measurements and Disclosures (formerly referenced as SFAS No. 157, Fair Value Measurements), which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. This new accounting standard does not require any new fair value measurements. The Company applies fair value accounting for all financial assets and liabilities and non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Company has elected to defer implementation of FASB ASC 820 as it relates to non-financial assets and non-financial liabilities that are recognized and disclosed at fair value in the financial statements on a nonrecurring basis until the first quarter of

ZOLL Medical Corporation

Notes to Consolidated Financial Statements—(Continued)

fiscal 2010. The Company believes the implementation of FASB ASC 820 as it relates to non-financial assets and non-financial liabilities that are recognized and disclosed at fair value in the financial statements on a nonrecurring basis will not have a material impact on the Company’s financial statements. The Company defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities, which are required to be recorded at fair value, the Company considers the principal or most advantageous market in which the Company would transact and the market-based risk measurements or assumptions that market participants would use in pricing the asset or liability, such as inherent risk, transfer restrictions and credit risk.

During the first quarter of 2009, the Company adopted FASB ASC 825, Financial Instruments, (formerly referenced as SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115), which allows companies to choose to measure eligible financial instruments and certain other items at fair value that are not required to be measured at fair value. The Company has not elected the fair value option for any eligible financial instruments.

Refer to Note L, “Fair Value Measurements,” to the consolidated financial statements in this Form 10-K for additional information.

Concentration of Risk: The Company sells its products primarily to hospitals, emergency care providers, the U.S. military and university teaching hospitals. Collateral is generally not required. With the introduction of the AED Plus product, the Company has established distribution agreements with distributors to distribute this product to non-professional users, including in no particular order, schools, corporations, health clubs, and other public and non-public entities. The Company performs periodic credit evaluations of its customers’ financial condition. Total sales to various branches of the U.S. military were approximately $23 million in fiscal 2009, $18 million in fiscal 2008, and $12 million in 2007. No single customer accounted for more than 10% of the Company’s total net sales or accounts receivable in any of the periods presented.

In addition, the Company sells its products to the international market to both end users and distributors. Although the Company does not foresee a material credit risk associated with international receivables to either end users or distributors, repayment is dependent upon the financial stability of the customers to which it sells. In order to mitigate the risk of loss in geographical areas with historical credit risks, in some cases the Company requires letters of credit from its foreign customers. Foreign sales accounted for 32%, 29% and 28% of the Company’s net sales in fiscal 2009, 2008 and 2007, respectively. The percent of foreign sales to distributors was approximately 40% in fiscal 2009, 41% in fiscal 2008 and 37% in fiscal 2007. No single distributor or end-user customer accounts for a significant portion of the Company’s international sales or accounts receivable. No individual foreign country represented a significant portion of the Company’s sales or accounts receivable.

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

Financial Instruments: Management estimates the fair value of the Company’s financial instruments, which include cash and cash equivalents, marketable securities, accounts receivable, notes receivable and accounts payable based on assumptions concerning the amount and timing of estimated future cash flows and assumed

ZOLL Medical Corporation

Notes to Consolidated Financial Statements—(Continued)

discount rates reflecting varying degrees of perceived risk. The carrying value of these financial instruments approximated their fair value at September 27, 2009 and September 28, 2008, respectively, due to the short-term nature of these instruments.

The Company may utilize foreign currency forward contracts to reduce its exposure to foreign currency risk due to fluctuations in exchange rates underlying the value of intercompany accounts receivable denominated in foreign currencies and forecasted foreign currency denominated sales to subsidiaries. The Company accounts for all derivative financial instruments (foreign currency forward contracts) in accordance with FASB ASC 815, Derivatives and Hedging. Changes in the fair value of derivative instruments are recorded in earnings unless hedge accounting criteria are met. For derivative instruments designated as fair value hedges, the changes in fair value of both the derivative instrument and the hedged item are recorded in earnings. For derivative instruments designed as cash flow and net investment hedges, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income (“OCI”), and the ineffective portions are recognized in earnings. To date, the ineffective portions of changes in the fair value of derivatives have not been material.

Inventories: Inventories, principally purchased parts, are valued at the lower of first-in, first-out (“FIFO”) cost or market. Market is determined by the replacement value for raw materials and net realizable value, after allowance for estimated costs of completion and disposal, for work-in-process and finished goods. At September 27, 2009 and September 28, 2008, our inventory was recorded at net realizable value requiring adjustments of $7.6 million, or 9.8% of our $77.3 million gross inventories in fiscal 2009, and $5.8 million, or 8.7% of our $66.8 million gross inventories in fiscal 2008.

Intangible Assets: Patents are stated at cost and amortized using the straight-line method over their expected lives. Prepaid license fees are amortized over the term of the related contract, once commercialization of the related product begins.

In accordance with FASB ASC 350, Intangibles—Goodwill and Other, formerly SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company tests its goodwill for impairment at least annually by comparing the fair value of the reporting units to the carrying value of those reporting units. Fair value is determined based on an estimate of the discounted future cash flows expected from the reporting units. The determination of fair value requires significant judgment on the part of management about future revenues, expenses and other assumptions that contribute to the net cash flows of the reporting units. Additionally, the Company periodically reviews its goodwill for impairment whenever events or changes in circumstances indicate that an impairment indicator has occurred. Since many of the intangibles relate to new technologies, recoverability of these assets depends on market penetration.

Property and Equipment: Property and equipment are stated at cost. In general, depreciation is computed on a straight-line basis over the estimated economic useful lives of the assets (40 years for buildings, three to ten years for machinery and equipment and five years for tooling, furniture, fixtures, and software). Leasehold improvements are amortized over the shorter of the useful life or the life of the related lease. Depreciation and amortization expense totaled $14,492,000, $12,873,000 and $10,633,000 in fiscal 2009, 2008, and 2007, respectively. Repair and maintenance costs are expensed as incurred.

Long-lived Assets: The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with FASB ASC 360-10-35-15, Impairment or Disposal of Long-Lived Assets (formerly included within SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets). Conditions that would trigger an impairment assessment include, but are not limited to, a significant adverse change in legal factors or business climate that could affect the value of an asset or an adverse action or assessment by a regulator. If the carrying amount of an

ZOLL Medical Corporation

Notes to Consolidated Financial Statements—(Continued)

asset exceeds the sum of its undiscounted cash flows, the carrying value is written down to fair value in the period identified. Fair value is calculated as the present value of estimated future cash flows using a risk-adjusted discount rate.

Investments: Investments in those entities where the Company owns less than twenty percent of the voting stock of the individual entity and does not exercise significant influence over operating and financial policies of the entity are accounted for using the cost method. Investments in those entities where the Company owns twenty percent or more but not in excess of fifty percent of the voting stock of the individual entity or less than twenty percent and exercises significant influence over operating and financial policies of the entity are accounted for using the equity method. As of September 27, 2009 and September 28, 2008, the Company’s investments were in companies that are not publicly traded and, therefore, no established market for their securities exists. The Company has a policy in place to review its investments on a regular basis to evaluate the carrying value of the investments in these companies. The fair value of a cost method investment is not estimated if there are no identified events or changes in circumstance that may have a significant adverse affect on the fair value of the investment. If the Company believes that the carrying value of an investment is in excess of estimated fair value, it is the Company’s policy to record an impairment charge to adjust the carrying value to estimated fair value, if the impairment is deemed other-than-temporary.

As of September 27, 2009 and September 28, 2008, the Company had investments in privately held companies of $1.3 million.

Notes Receivable, Long-term: The Company has long term notes receivable with outstanding balances aggregating $3.9 million and $3.6 million at September 27, 2009 and September 28, 2008, respectively, from customers to whom extended payment terms have been granted. The notes range in length from 1 year to 5 years and earn interest at a fixed rate. The range of interest rates on the notes is 6.0% to 8.0%. Included in accounts receivable, current are the current portions of the notes receivable due within one year totaling $3.4 million and $4.3 million at September 27, 2009 and September 28, 2008, respectively.

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

On October 1, 2007, the Company adopted FASB Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (codified within FASB ASC 740-10, Income Taxes—Overall), This provision requires a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained upon audit, including resolutions of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement. The Company reevaluates these uncertain tax positions on a quarterly basis. This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit and new audit activity. Any change in these factors could result in the recognition of a tax benefit or an additional charge to the tax provision. This provision also provides guidance on classification, interest and penalties, accounting in interim periods, disclosure and transition.

ZOLL Medical Corporation

Notes to Consolidated Financial Statements—(Continued)

Revenue Recognition: Revenues from sales of cardiac resuscitation and temperature management therapy devices, disposable electrodes, catheters and accessories are recognized when a signed non-cancelable purchase order exists, the product is shipped, title and risk have passed to the customer, the fee is fixed or determinable, and collection is considered probable. Circumstances that generally preclude the immediate recognition of revenue include shipping terms of FOB destination or the existence of a customer acceptance clause in a contract based upon customer inspection of the product. In these instances, revenue is deferred until adequate documentation is obtained to ensure that these criteria have been fulfilled. Similarly, revenues from the sales of our products to distributors fall under the same guidelines. For all significant orders placed by our distributors, we require an approved purchase order, we perform a credit review, and we ensure that the terms on the purchase order or contract are proper and do not include any contingencies which preclude revenue recognition. We do not typically offer any special right of return, stock rotation or price protection to our distributors or end customers. For sales in which payment extends beyond a twelve month period, we recognize revenue at its net present value using an imputed rate of interest based on our experience of successful collection on these terms without concession.

Our sales to customers often include a device, disposables and other accessories. For the vast majority of our shipments, all deliverables are shipped together. In cases where some elements of a multiple element arrangement are not delivered as of a reporting date and we have established fair value for the undelivered elements, we defer the fair value of the undelivered elements and only recognize the revenue related to the delivered elements in accordance with FASB ASC 605-25, Multiple Element Arrangements, (formerly Emerging Issues Task Force (“EITF”) Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables). Revenues are recorded net of estimated returns. Some sales to customers of our cardiac resuscitation devices may include some data collection software. The cardiac resuscitation device and software product can operate independently of each other and one does not affect the functionality of the other. In cases where both elements are included in a customer’s order but only one has been delivered by the reporting date, we defer the fair value of the undelivered element and recognize the revenue related to the delivered item in accordance with FASB ASC 985-605, Software—Revenue Recognition, (formerly EITF 03-05) and FASB ASC 605-25, Multiple Element Arrangements.

We also license software under non-cancelable license agreements and provide services including training, installation, consulting and maintenance, which consists of product support services, and unspecified upgrade rights (collectively, post-contract customer support, “PCS”). Revenue from the sale of software is recognized in accordance with FASB ASC 985-605, Software—Revenue Recognition (formerly SOP 97-2). License fee revenues are recognized when a non-cancelable license agreement has been signed, the software product has been delivered, there are no uncertainties surrounding product acceptance, the fees are fixed or determinable, and collection is considered probable. Revenues from maintenance agreements and upgrade rights are recognized ratably over the period of service. Revenue for services, such as software deployment and consulting, is recognized when the service is performed. Our software arrangements contain multiple elements, which include software products, services and PCS. Generally, we do not sell computer hardware products with our software products. We will occasionally facilitate the hardware purchase by providing information to the customer such as where to purchase the equipment. We generally do not have vendor-specific objective evidence of fair value for our software products. We do, however, have vendor-specific objective evidence of fair value for items such as consulting and technical services, deployment and PCS based upon the price charged when such items are sold separately. Accordingly, for transactions where vendor-specific objective evidence exists for undelivered elements but not for delivered elements, we use the residual method. Under the residual method, the total fair value of the undelivered elements, as indicated by vendor-specific objective evidence, is deferred and the difference between the total arrangement fee and the amount deferred for the undelivered elements is recognized as revenue related to the delivered elements.

ZOLL Medical Corporation

Notes to Consolidated Financial Statements—(Continued)

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

Although we delivered the first two installments of the equipment during the fourth quarter of the fiscal year ended September 30, 2007, no revenue was recognized since objective and reliable evidence of fair value did not exist for all undelivered elements. We recognized revenue related to the delivered equipment in the first quarter of fiscal 2008 as we determined that objective and reliable evidence of fair value exists for all remaining undelivered elements, including maintenance, storage, insurance and accessories. We recognized approximately $8 million of revenue during the first quarter of fiscal 2008. The remaining amount of consideration is being recognized over a five-year period as the undelivered elements are delivered. In fiscal 2009, the Company recognized $1.3 million of this revenue, and at September 27, 2009, we had approximately $1.9 million in deferred revenue remaining related to this contract.

In fiscal 2005, we began performance under a “state of readiness” contract awarded by the U.S. government to supply defibrillators on short notice. Based on the award, we received two types of payments from the U.S. government. The first payment of approximately $5 million was to reimburse us for the cost to acquire inventories required to meet potentially short-notice delivery schedules. This payment was carried within ‘Deferred revenue’ on our balance sheet as a liability under government contract.

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

This government contract was for a one-year term, and the U.S. government subsequently exercised four one-year extension options. These fees were for the storage, inventory rotation and facilities charge and were recognized ratably over the contract period.

On September 27, 2009, this government contract expired. Upon expiration, title to certain units as defined in the contract transferred to the U.S. Government and the corresponding cost of goods sold was recognized. All future obligations, excluding, normal warranty, under this contract ceased. Consequently, we recognized the $5 million amount previously carried on the balance sheet in deferred revenue as revenue.

ZOLL Medical Corporation

Notes to Consolidated Financial Statements—(Continued)

On September 28, 2009, we entered into another “state of readiness” contract with similar terms for a one-year term with four one-year extensions. During fiscal 2010, we anticipate receiving the first payment of approximately $4 million, which amount will be carried within “Deferred revenue” on our balance sheet as a liability under government contracts. Similar to the previous contract, the U.S. Government has two options to acquire defibrillators under this new contract. They may buy on a replenishment basis, which means we will record a sale under our normal U.S. Government price list and maintain our “state of readiness”, or they may buy on a non-replenishment basis, which will allow us to obtain normal margins but will reduce our future obligations under this arrangement.

For those markets for which we sell separately priced extended warranties, revenue is deferred and recognized over the applicable warranty period, based upon the fair value of the contract.

We also generate rental revenue from our LifeVest product. Doctors prescribe the LifeVest equipment for use by their patients. The patients then rent the LifeVest product for use over a prescribed period of time, typically between 2 to 3 months. The patients are generally covered by health plan contracts, which typically contract with a third party payor that agrees to pay based on fixed or allowable reimbursement rates. Third party payors are entities such as insurance companies, governmental agencies, health maintenance organizations or other managed care providers. The rental income is recognized ratably over the rental period.

Advertising Costs: Advertising costs are expensed as incurred and totaled $2,226,000, $2,679,000, and $2,495,000 in fiscal 2009, 2008, and 2007, respectively.

Shipping & Handling Costs: Shipping and handling costs are recorded in “Costs of Goods Sold.”

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

Product warranty activity for fiscal 2009, 2008, and 2007 is as follows:

(000’s omitted)	Beginning Balance	Accruals for Warranties Issued During the Period	Decrease to Preexisting Warranties	Ending Balance
September 27, 2009	$3,733	$1,290	$847	$4,176
September 28, 2008	$3,328	$1,465	$1,060	$3,733
September 30, 2007	$3,614	$1,178	$1,464	$3,328

Research and Development Expenses: The Company evaluates whether to capitalize or expense software development costs in accordance with FASB ASC 985, Software, formerly, SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed.” The Company sells products in a market that is subject to rapid technological change, new product development and changing customer needs; accordingly, the Company has concluded that technological feasibility is not established until the development stage of the product is nearly complete. The Company defines technological feasibility as the completion of a working model. The time period during which costs could be capitalized from the point of reaching technological feasibility until the time of general product release, is very short and, consequently, the amounts that could be capitalized are not material to the Company’s financial position or results of operations. For products other than software products, research and development costs are expensed as incurred.

ZOLL Medical Corporation

Notes to Consolidated Financial Statements—(Continued)

Foreign Currency: The functional currency for each of the Company’s subsidiaries is each country’s local currency. All assets and liabilities are translated into U.S. dollar equivalents at the exchange rate in effect on the balance sheet date. Revenues and expenses are translated at the average exchange rates for the year. Translation gains or losses are recorded in stockholders’ equity as an element of accumulated other comprehensive income. The Company also incurs transactional gains and losses resulting from transactions denominated in foreign currencies and the translation of intercompany balances. Such items are recorded as other income (expense) in the consolidated income statement and totaled approximately $663,000, ($2,078,000), and $785,000 in 2009, 2008, and 2007, respectively.

Stock-Based Compensation: In accordance with FASB ASC 718, Compensation—Stock Compensation, the Company is required to measure the cost of employee services in exchange for an award of equity instruments based on the grant-date fair value of the award and to recognize cost over the requisite service period. The Company recognizes compensation expense on fixed awards with pro rata vesting on a straight-line basis over the vesting period.

Stock-based compensation charges during the twelve months ended September 27, 2009, September 28, 2008 and September 30, 2007 totaled approximately $3.5 million, $2.7 million and $1.7 million, respectively. The effect of recording stock-based compensation by line item for the fiscal years ended September 27, 2009, September 28, 2008 and September 30, 2007 was as follows:

(000’s omitted)	2009	2008	2007
Cost of goods sold	$312	$243	$123
Selling and marketing expense	804	682	482
General and administrative expense	1,825	1,343	801
Research and development expense	519	433	255

Total stock-based compensation	$3,460	$2,701	$1,661

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in fiscal 2009, 2008 and 2007:

	2009	2008	2007
Dividend yield	0%	0%	0%
Expected volatility	44.6%	46.4%	46.8%
Risk-free interest rate	2.37%	3.15%	4.70%
Expected lives (years)	5.10	5.99	6.25
Weighted-average fair value of options granted during the year	$8.58	$11.83	$11.11

Historical Company information was the primary basis for the expected volatility assumption. For grants made in fiscal years 2006 through 2008, the Company’s expected volatility is based upon historical volatility over a ten year period (the contractual life of the option grants.) For grants made in fiscal 2009, the volatility assumption is now based upon the historical volatility over the expected term of the option (five to seven and a half years depending upon the type of grant.) The Company now believes that the historical volatility over the expected term of the option is more indicative of the option grant’s expected volatility in the future. Prior to December 31, 2007, the Company was unable to use historical information to estimate the expected lives and therefore used the “simplified” method as prescribed by the SEC’s Staff Accounting Bulletin No. 107. The Company now believes that it has sufficient internal historical data to refine the expected term assumption. As such, expected life now is calculated based on the contractual term of each grant and takes into account the historical exercise and termination behavior of participants. Forfeiture rates used for executives and non-executives, based on historical information, ranged from 5% to 25%.

ZOLL Medical Corporation

Notes to Consolidated Financial Statements—(Continued)

Earnings per Share: The shares used for calculating basic earnings per common share were the weighted average shares of common stock outstanding during the period and the shares used for calculating diluted earnings per common share were the weighted average shares of common stock outstanding during the period plus the dilutive effect of stock options.

(000’s omitted)	2009	2008	2007
Average shares outstanding for basic earnings per share	21,078	20,862	20,208
Dilutive effect of stock options and restricted stock grants	139	442	470

Average shares outstanding for diluted earnings per share	21,217	21,304	20,678

Average shares outstanding for diluted earnings per share does not include options to purchase 1,411,738, 388,050 and 174,277 shares of common stock for the fiscal years 2009, 2008, and 2007, respectively, as their effect would have been antidilutive.

Comprehensive Income: The Company computes comprehensive income (loss) in accordance with FASB ASC 220, Comprehensive Income, (formerly SFAS No. 130, Reporting Comprehensive Income), FASB ASC 220 establishes standards for the reporting and display of comprehensive income (loss) and its components in financial statements. Other comprehensive income (loss), as defined, includes all changes in equity during a period from non-owner sources, such as unrealized gains and losses on available-for-sale securities and foreign currency translation. Total accumulated comprehensive loss as of fiscal year-end 2009 and 2008 was as follows:

(000’s omitted)	2009	2008
Unrealized loss on available-for-sales securities	$(149)	$(277)
Cumulative foreign currency translation	(7,985)	(7,316)

Accumulated other comprehensive loss	$(8,134)	$(7,593)

Recently Adopted Accounting Pronouncements:

Effective July 1, 2009, the Company adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 105-10, Generally Accepted Accounting Principles—Overall (“FASB ASC 105-10”). FASB ASC 105-10 establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. The Codification superseded all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification is non-authoritative. The FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates (“ASUs”). The FASB will not consider ASUs as authoritative in their own right. ASUs will serve only to update the Codification, provide background information about the guidance and provide the basis for conclusions on the change(s) in the Codification. References made to FASB guidance throughout this document have been updated for the Codification.

Effective for the interim period ended June 28, 2009, the Company adopted FASB ASC 855-10, Subsequent Events—Overall (“ASC 855-10”), formerly SFAS No. 165. ASC 855-10 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date—that is, whether that date represents the date the financial

ZOLL Medical Corporation

Notes to Consolidated Financial Statements—(Continued)

statements were issued or were available to be issued. This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. Adoption of ASC 855-10 did not have any impact on the Company’s consolidated results of operations or financial condition. The Company has evaluated subsequent events through December 10, 2009, the date the financial statements were issued.

In April 2009, the FASB issued new requirements for FASB ASC 820-10, Fair Value Measurements and Disclosure—Overall, formerly FASB Staff Position (“FSP”) Financial Accounting Standard (“FAS”) 157-4 “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”. Based on these new requirements, if an entity determines that the level of activity for an asset or liability has significantly decreased and that a transaction is not orderly, further analysis of transactions or quoted prices is needed, and a significant adjustment to the transaction or quoted prices may be necessary to estimate fair value in accordance with FASB ASC 820, Fair Value Measurements and Disclosure. This new guidance is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The Company adopted the new requirements for its quarter ending June 28, 2009, and such adoption did not have a significant impact on its consolidated financial statements.

In April 2009, the FASB issued new requirements for FASB ASC 320-10, Investments—Debt and Equity Securities—Overall, formerly FSP FAS 115-2 and FAS 124-2 “Recognition and Presentation of Other-Than-Temporary Impairments.” The new requirements apply to investments in debt securities for which other-than-temporary impairments may be recorded. If an entity’s management asserts that it does not have the intent to sell a debt security and it is more likely than not that it will not have to sell the security before recovery of its cost basis, then an entity may separate other-than-temporary impairments into two components: (1) the amount related to credit losses (recorded in earnings), and (2) all other amounts (recorded in other comprehensive income). This new guidance is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The Company adopted the new requirements for its quarter ending June 28, 2009, and such adoption did not have a significant impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued new requirements for FASB ASC 820-10, Fair Value Measurements and Disclosure—Overall, formerly FSP FAS 107-1 and Accounting Principles Board (“APB”) 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” This updated guidance requires an entity to provide disclosures about fair value of financial instruments in interim financial information. The new requirements are to be applied prospectively and are effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The Company adopted these new requirements in its quarter ending June 28, 2009, and such adoption did not have a significant impact on its consolidated financial statements.

In March 2008, the FASB issued new requirements for FASB ASC 810-10, Consolidations—Overall, formerly SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133.” This new guidance requires entities that utilize derivative instruments to provide qualitative disclosures about their objectives and strategies for using such instruments, as well as any details of credit-risk-related contingent features contained within derivatives. It also requires entities to disclose additional information about the amounts and location of derivatives within the financial statements, how the provisions of FASB ASC 815, Derivatives and Hedging, have been applied, and the impact that hedges have on an entity’s financial position, financial performance and cash flows. The adoption of these new requirements did not have a material impact on the Company’s consolidated financial statements.

ZOLL Medical Corporation

Notes to Consolidated Financial Statements—(Continued)

Recently Issued Accounting Pronouncements Not Yet Adopted:

In September 2009, the FASB ratified ASC Update (“ASU”) No. 2009-13, Multiple-Deliverable Revenue Arrangements (formerly EITF 08-1), or ASU 2009-13. ASU 2009-13, amends existing revenue recognition accounting pronouncements that are currently within the scope of FASB Accounting Standards Codification, or ASC, Subtopic 605-25 (previously included within EITF Issue No. 00-21, Revenue Arrangements with Multiple Deliverables, or EITF 00-21). ASU 2009-13 provides for two significant changes to the existing multiple element revenue recognition guidance. First, this guidance deletes the requirement to have objective and reliable evidence of fair value for undelivered elements in an arrangement and will result in more deliverables being treated as separate units of accounting. The second change modifies the manner in which the transaction consideration is allocated across the separately identified deliverables. These changes may result in entities recognizing more revenue up-front, and entities will no longer be able to apply the residual method and defer the fair value of undelivered elements. Upon adoption of these new rules, each separate unit of accounting must have a selling price, which can be based on management’s estimate when there is no other means to determine the fair value of that undelivered item, and the arrangement consideration is allocated based on the elements’ relative selling price. This accounting guidance is effective no later than fiscal years beginning on or after June 15, 2010 but may be early adopted as of the first quarter of an entity’s fiscal year. Entities may elect to adopt this accounting guidance either through prospective application to all revenue arrangements entered into or materially modified after the date of adoption or through a retrospective application to all revenue arrangements for all periods presented in the financial statements. The Company is currently evaluating the impact of this revised accounting guidance, which it can adopt as early as the first quarter of fiscal 2010.

In September 2009, the FASB ratified ASU No. 2009-14, Applicability of SOP 97-2 to Certain Arrangements that Include Software Elements (formerly EITF Issue No. 09-3, Certain Revenue Arrangements that Include Software Elements), which amends the existing accounting guidance for how entities account for arrangements that include both hardware and software, which typically resulted in the sale of hardware being accounted for under the software revenue recognition rules. This accounting guidance changes revenue recognition for tangible products containing software elements and non-software elements. The tangible element of the product is always outside of the scope of the software rules, and the software elements of tangible products when the software element and non-software elements function together to deliver the product’s essential functionality are outside of the scope of the software rules. As a result, both the hardware and qualifying related software elements are excluded from the scope of the software revenue guidance and accounted for under the revised multiple-element revenue recognition guidance. ASU 2009-14 is effective for all fiscal years beginning on or after June 15, 2010 with early adoption permitted. Entities must adopt ASU 2009-14 and ASU 2009-13 in the same manner and at the same time. The Company is currently evaluating the impact of this revised accounting guidance, which it can adopt as early as the first quarter of fiscal 2010.

In April 2008, the FASB issued new requirements for FASB ASC 350, Intangibles—Goodwill and Other Intangibles—Overall, based on FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets.” This new guidance amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB ASC 350, Intangibles—Goodwill and Other Intangibles. The objective of these new requirements is to improve the consistency between the useful life of a recognized intangible asset under FASB ASC 350, Intangibles—Goodwill and Other Intangibles and the period of expected cash flows used to measure the fair value of the asset under FASB ASC 805, Business Combinations. The new requirements apply to all intangible assets, whether acquired in a business combination or otherwise, and shall be effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years and should be applied prospectively to intangible assets acquired after the effective date. Early adoption is prohibited. The Company does not expect adoption of these new requirements to have a material impact on the Company’s consolidated results of operations or financial condition.

ZOLL Medical Corporation

Notes to Consolidated Financial Statements—(Continued)

In December 2007, new requirements were issued for FASB ASC 810, Consolidation, based on SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51.” This new guidance establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The new requirements will become effective as of the beginning of the Company’s fiscal year beginning after December 15, 2008. The Company believes that the new requirements will have an immaterial impact on the Company’s financial statements in future periods as they relate to transactions executed prior to adoption. With respect to potential transactions that may be executed subsequent to adoption, the accounting consequences could be materially different than under the current accounting rules.

In December 2007, the FASB issued updated guidance related to business combinations, which is included in the Codification in FASB ASC 805, Business Combinations (“FASB ASC 805”), formerly SFAS No. 141 (R), “Business Combinations.” The updated guidance in FASB ASC 805 establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The new requirements also provide guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The updated requirements of ASC 805 will become effective as of the beginning of the Company’s fiscal year beginning September 28, 2009. The new requirements will be adopted on a prospective basis for new acquisitions subsequent to the effective date. With respect to potential transactions that may be executed subsequent to adoption, the accounting consequences could be materially different than under the current accounting rules.

In April 2009, the FASB issued additional new guidance on FASB ASC 805, Business Combinations, formerly FSP FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies.” This new guidance addresses the initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. The new guidance is effective as of the beginning of the Company’s fiscal year beginning September 28, 2009. With respect to potential transactions that may be executed subsequent to adoption, the accounting consequences could be materially different than under the current accounting rules.

Note B- Cash Equivalents and Marketable Securities

The Company considers all highly liquid instruments with an original maturity of three months or less to be cash equivalents. Substantially all cash and cash equivalents are invested in U.S. Treasury Bills and other U.S. government agency securities. The Company accounts for marketable securities in accordance with FASB ASC 320, Investments—Debt and Equity Securities. All marketable securities must be classified as one of the following: held-to-maturity, available-for-sale, or trading. The Company classifies its marketable securities as available-for-sale and, as such, carries the investments at fair value, with unrealized holding gains and losses reported in stockholders’ equity as a separate component of accumulated other comprehensive income (loss). The cost of securities sold is determined based on the specific identification method. Realized gains and losses, and declines in value judged to be other than temporary, are included in investment income.

ZOLL Medical Corporation

Notes to Consolidated Financial Statements—(Continued)

As of September 27, 2009, available-for-sale securities consisted of the following:

(000’s omitted)	Cost	Accrued Interest	Gross Unrealized		Estimated Fair Value
			Gains	Losses
Money-market funds	$20	$—	$—	$—	$20
U.S. government agency and Treasury securities	16,803	10	20	—	16,833
Corporate obligations	4,861	11	21	(2)	4,891
Student loan auction rate securities	1,900	—	—	(143)	1,757

	$23,584	$21	$41	$(145)	$23,501

As of September 28, 2008, available-for-sale securities consisted of the following:

(000’s omitted)	Cost	Accrued Interest	Gross Unrealized		Estimated Fair Value
			Gains	Losses
U.S. government agency and Treasury securities	$11,773	$15	$2	$(7)	$11,783
Mortgage-back obligations	504	5	4	—	513
State and municipal obligations	15,110	59	—	(7)	15,162
Bank obligations	1,650	8	—	—	1,658
Corporate obligations	4,731	18	5	(250)	4,504
Student loan auction rate securities	1,900	—	—	(128)	1,772

	$35,668	$105	$11	$(392)	$35,392

The contractual maturities of these investments as of September 27, 2009 were as follows:

(000’s omitted)	Cost	Fair Value
Within 1 year	$20,285	$20,174
After 1 year through 5 years	3,236	3,264
After 5 years through 10 years	22	23
After 10 years	41	40

	$23,584	$23,501

The contractual maturities of these investments as of September 28, 2008 were as follows:

(000’s omitted)	Cost	Fair Value
Within 1 year	$18,283	$18,304
After 1 year through 5 years	4,713	4,582
After 5 years through 10 years	510	511
After 10 years	12,162	11,995

	$35,668	$35,392

ZOLL Medical Corporation

Notes to Consolidated Financial Statements—(Continued)

The Company’s available-for-sale securities were included in the following captions in the condensed consolidated balance sheets:

(000’s omitted)	September 27, 2009	September 28, 2008
Cash equivalents	$15,918	$1,023
Marketable securities	7,583	32,597
Long-term investments	—	1,772

	$23,501	$35,392

During fiscal 2008, the Company reclassified approximately $2 million of its marketable securities from current assets to non-current assets due to the recent illiquidity in the auction-rate securities market. The underlying assets of these investments are student loans that are backed by the federal government. During fiscal 2008, auctions failed for the auction rate securities. As a result, the Company’s ability to liquidate and fully recover the carrying value of the auction rate securities in the near term may be limited. An auction failure means that the parties wishing to sell the securities could not do so. The Company’s auction rate securities are currently rated “AAA” by Standard and Poor’s. The Company recorded a $100,000 impairment charge in fiscal 2008 on these securities based on valuation models. Subsequently, the Company entered into a Rights Agreement with UBS Financial Services, Inc. (“UBS”), through which these securities were acquired. The Rights Agreement entitles the Company to sell these securities to UBS at any time between June 30, 2010 and July 2, 2012 for par value. The Company will continue to receive interest payments based on the default provisions in the instruments until the securities are sold on the market or sold to UBS during the period established by the Rights Agreement. If the Company does not exercise its right to sell the auction rate securities to UBS by July 2, 2012, the right to sell will expire, and UBS will have no further obligation to the Company. The Rights Agreement releases UBS from all claims related to the securities except consequential damages. UBS has the right to purchase the auction rate securities at par value, without prior notice, from the Company at any time after the acceptance date. The Company expects to exercise its option to sell these securities to UBS for par value shortly after June 30, 2010. Accordingly, as of September 27, 2009, these marketable securities are classified as short-term marketable securities. The Company believes there is no further impairment of these securities, primarily due to the government guarantee of the underlying securities and also because of the agreement by UBS to purchase, at the Company’s option, from June 30, 2010 to July 2, 2012, the auction rate securities that the Company originally acquired from UBS.

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

Gross realized gains and (losses) on available-for-sale securities for the three years ended September 27, 2009, included in “Investment and other income” on the consolidated income statements, were as follows:

(000’s omitted)	Sept. 27, 2009	Sept. 28, 2008	Sept. 30, 2007
Gross realized gains	$5	$8	$—
Gross realized losses	(290)	(246)	(6)

Total, net	$(285)	$(238)	$(6)

For fiscal years’ 2009, 2008 and 2007, the Company had interest income of approximately $0.7 million, $1.2 million and $2.4 million, respectively. The Company did not have any interest expense in fiscal 2009, 2008 or 2007.

ZOLL Medical Corporation

Notes to Consolidated Financial Statements—(Continued)

Note C-Investments

In January 2003, the Company invested approximately $1.3 million in the common stock of Advanced Circulatory Systems, Inc. (formerly ResQSystems, Inc.), a development stage medical device corporation. The Company’s investment in Advanced Circulatory Systems, Inc. (“ACSI”) represented approximately 6% of ACSI’s outstanding common stock as of September 27, 2009. The Company accounts for its investment at cost.

Note D-Acquisitions

Alsius Corporation

On May 4, 2009, the Company completed the acquisition of substantially all of the assets of the intravascular temperature management business of Alsius Corporation (“Alsius”). The assets acquired include intellectual property relating to the business, other intangibles, inventories and fixed assets. The Company assumed warranty and service contract obligations relating to Alsius’ installed base of products. The Company consolidated the operations of the acquired business into its Sunnyvale, California subsidiary, ZOLL Circulation, Inc. The Company believes that the acquisition of the temperature management technology and products from Alsius, in combination with the technology and know-how previously acquired by the Company through its purchase of assets from Radiant Medical, Inc. in 2007, creates the opportunity for the Company to become a major participant in the temperature management business. No voting interest was acquired in the acquisition. Under the terms of the acquisition, the Company paid approximately $12 million in cash to Alsius. The acquisition is being accounted for using the purchase method under SFAS No. 141, “Business Combinations,” now codified in FASB ASC 805, Business Combinations.

The following is a summary of the Company’s preliminary estimate of the fair values of the assets acquired and liabilities assumed at the date of acquisition.

(000’s omitted)
Assets:
Inventory	$3,227
Other current assets	23
Property and equipment	1,415
Goodwill	2,655
Intangible assets subject to amortization (estimated 10 year weighted-average useful life):	5,390

Total assets acquired	12,710

Liabilities:
Current liabilities	304

Total liabilities assumed	304

Net assets acquired	$12,406

The goodwill resulting from this acquisition will be assigned to the Company’s only reportable segment, which is the design, manufacture and marketing of technologies that help advance the practice of resuscitation and temperature control therapies for the treatment of critical care patients. All of the goodwill is expected to be deductible for income tax purposes.

ZOLL Medical Corporation

Notes to Consolidated Financial Statements—(Continued)

Supplemental Pro Forma Information

The unaudited pro forma combined condensed statements of income for the twelve months ended September 27, 2009 and September 28, 2008 below give effect to the acquisition of the assets of Alsius as if the acquisition had occurred at the beginning of the year, October 1, 2007 after giving effect to certain adjustments, including amortization of the intangibles subject to amortization and related income taxes.

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

	Twelve Months Ended
(000’s omitted)	September 27, 2009	September 28, 2008
Net sales	$393,127	$409,348
Net income	$4,236	$9,772
Net income per common share
Basic	$0.20	$0.47
Diluted	$0.20	$0.46

Strategic Alliance with Welch Allyn

In October 2008, the Company announced a strategic alliance with Welch Allyn, Inc. involving research and development, manufacturing, sales, service, and distribution related to Welch Allyn’s defibrillator and monitoring products. The Company paid approximately $5 million for the purchase of assets, which consist primarily of purchased software, inventory and fixed assets, related to the Welch Allyn defibrillator products.

Contingent Consideration for Prior Period Acquisitions

The terms of the April 2006 acquisition of the assets of Lifecor, Inc. (“Lifecor”) provide for possible annual earn-out payments based upon revenue growth over a multi-year period. Such payments may be due with respect to Lifecor through fiscal 2011. The form of earn-out payments are at the discretion of the Company and can be made in the form of cash, Company stock, or a combination of the two. These earn-out payments for fiscal 2009 and beyond are calculated as 100% of qualifying revenues earned in the current fiscal year in excess of the greater of the prior fiscal year qualifying revenues or $30 million. For fiscal 2009, approximately $12.8 million has been accrued for payment to the former stockholders of Lifecor and is expected to be paid in the first quarter of fiscal 2010 in the form of cash and/or the Company’s Common Stock. The annual earn-out payments are accrued during the respective fiscal year in which they are earned and are paid in the respective subsequent fiscal year. For fiscal 2008, approximately $4.5 million was paid to Lifecor in the form of cash in fiscal 2009.

The terms of the March 2004 acquisition of the assets of Infusion Dynamics, Inc. (“Infusion Dynamics”) also provided for possible annual earn-out payments based upon revenue growth through fiscal 2011. Annual earn-out payments to former stockholders of Infusion Dynamics, in the form of cash, for fiscal 2008 and 2007 were approximately $19,000 and $11,000, respectively. For fiscal 2009, approximately $19,000 has been accrued for payment to the former shareholders of Infusion Dynamics, which is expected to be paid in cash during the first quarter of fiscal 2010.

ZOLL Medical Corporation

Notes to Consolidated Financial Statements—(Continued)

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

Note E-Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of:

(000’s omitted)	Sept. 27, 2009	Sept. 28, 2008
Deferred income taxes (Note I)	$13,071	$9,087
Other	8,169	3,226

Total prepaid expenses and other current assets	$21,240	$12,313

Note F-Goodwill, Intangibles and Other Assets

The carrying value of goodwill was approximately $52 million and $42 million at September 27, 2009 and September 28, 2008, respectively. The $10 million increase in goodwill from fiscal 2008 to fiscal 2009 is a result of the acquisition of Alsius of approximately $3 million and earnout accruals of approximately $13 million related to prior years’ acquisitions. These additions were partially offset by a tax adjustment of approximately $5 million resulting from a valuation allowance release related to acquired NOLs from Revivant. The Company believes the NOL’s are more likely than not to be realized.

Intangibles and other assets consist of:

	Weighted Average Life	Sept. 27, 2009		Sept. 28, 2008
(000’s omitted)		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Prepaid license fees	16 years	$12,230	$3,636	$11,426	$3,072
Patents and developed technology	12 years	34,672	10,749	28,855	7,904
Customer-related intangible	10 years	4,750	1,598	4,750	1,137
Intangible assets not subject to amortization		1,530	—	890	—
Other assets		9,015	3,157	4,767	2,349

		$62,197	$19,140	$50,688	$14,462

Total amortization expense for the fiscal 2009, 2008 and 2007 were approximately $4,638,000, $3,984,000, and $3,290,000, respectively.

ZOLL Medical Corporation

Notes to Consolidated Financial Statements—(Continued)

The following table provides estimated amortization expense for each of the five succeeding fiscal years and thereafter based upon the Company’s intangible asset portfolio at September 27, 2009.

Fiscal Year	Estimated Amortization Expense (000’s omitted)
2010	$4,562
2011	4,543
2012	4,433
2013	4,089
2014	2,914
Thereafter	18,272

$38,813

Note G-Accrued Expenses, Other Liabilities, and Other Long-Term Liabilities

Accrued expenses and other liabilities consist of:

(000’s omitted)	Sept. 27, 2009	Sept. 28, 2008
Accrued salaries and wages and related expenses	$16,064	$16,240
Accrued warranty expense	1,218	900
Deferred lease incentives	509	501
Accrued corporate income taxes	1,029	1,152
Accrued earn out payments	12,799	4,784
Other accrued expenses	8,836	4,656

Total accrued expenses and other liabilities	$40,455	$28,233

Other long-term liabilities consist of:

(000’s omitted)	Sept. 27, 2009	Sept. 28, 2008
Accrued warranty expense, long-term	$2,957	$2,834
Deferred revenue, long-term	8,805	7,861
Deferred tax liabilities	849	809
Unrecognized tax benefits	4,834	2,112
Deferred lease incentives, long-term	355	864

Total other long-term liabilities	$17,800	$14,480

Note H-Line of Credit

The Company maintains an unsecured working capital line of credit with its bank with borrowing capacity, on a demand basis, up to $12 million. This line of credit bears interest at the rate of LIBOR plus 4% – 6%. The full amount of the line was available to the Company at September 27, 2009. There are no covenants related to this line of credit.

ZOLL Medical Corporation

Notes to Consolidated Financial Statements—(Continued)

Note I-Income Taxes

The provision for income taxes consists of the following:

(000’s omitted)	2009	2008	2007
Federal:
Current	$77	$5,535	$6,279
Deferred	2,399	4,224	(83)

	2,476	9,759	6,196
State:
Current	385	1,410	1,427
Deferred	(4)	87	(59)

	381	1,497	1,368
Foreign:
Current	1,004	1,768	1,408
Deferred	(43)	(949)	—

	961	819	1,408

Total:
Current	1,466	8,713	9,114
Deferred	2,352	3,362	(142)

	$3,818	$12,075	$8,972

The following table allocates income before income taxes between domestic and foreign jurisdictions:

(000’s omitted)	2009	2008	2007
Domestic	$9,930	$29,913	$21,569
Foreign	3,452	5,603	4,065

	$13,382	$35,516	$25,634

The income tax provision differed from the statutory federal income tax provision as follows:

(000’s omitted)	2009	2008	2007
Income taxes at statutory rate	$4,684	$12,431	$8,972
Tax credits, federal and state	(1,545)	(255)	(640)
Extraterritorial income exclusion	—	—	(124)
Production deduction	(36)	(398)	(216)
State income taxes, net of federal benefit	323	985	697
Foreign income taxes at different rates	(205)	(193)	(343)
Other	597	(495)	626

	$3,818	$12,075	$8,972

ZOLL Medical Corporation

Notes to Consolidated Financial Statements—(Continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

(000’s omitted)	Sept. 27, 2009	Sept. 28, 2008
Deferred tax assets:
Acquired NOL—Revivant Corp.	$4,497	$4,840
Accounts receivable and inventory	4,830	3,652
Product warranty accruals and deferred revenues	4,199	3,991
Acquired research and development credits	893	893
Stock-based compensation	2,065	1,027
Other assets	4,721	2,934

Total deferred tax assets	21,205	17,337
Deferred tax liabilities:
Accelerated tax depreciation	4,421	1,845
Intangible assets	2,989	2,722
Other liabilities	849	—
Foreign deferred tax liabilities	—	(206)

Total deferred tax liabilities	8,259	4,361

Net deferred tax asset before valuation allowance	12,946	12,976
Valuation allowance	—	(4,698)

Net deferred tax asset	$12,946	$8,278

As a result of the acquisition of Revivant, the Company, at the date of acquisition, obtained net operating loss carryovers of approximately $43.8 million, which will expire in its fiscal years ending 2012 through 2024. The utilization of these losses is subject to the Internal Revenue Code Section 382 limitations. In 2009, the Company used $7.1 million of NOLs to reduce taxes payable. Additionally, the Company released approximately $5 million of a valuation allowance related to the acquired NOLs from Revivant as an adjustment to goodwill. The Company believes the NOLs are more likely than not to be realized. The Company also obtained approximately $900,000 of research tax credit carryovers which initially were reserved against goodwill. These credits will expire at the end of fiscal years 2012 through 2024. The Company also acquired technology, valued at $9.0 million on its books, which has no income tax basis, resulting in $3.0 million of net deferred tax liabilities.

We are subject to U.S. federal income tax as well as income tax of multiple states and foreign jurisdictions. We have concluded all U.S. federal and most state and foreign income tax matters through fiscal 2005. Our tax return covering fiscal 2007 is currently being audited by the IRS. To date, no adjustments have been proposed. The acquired losses from Revivant for tax years 1997 through 2004 remain open to examination by the IRS to the extent losses are claimed in open years.

The Company does not provide U.S. income taxes on the undistributed earnings of non-U.S. subsidiaries as such earnings are considered to be indefinitely invested outside the United States. Non-U.S. income taxes are, however, provided on these foreign subsidiaries’ undistributed earnings. At September 27, 2009 and September 28, 2008, approximately $23.2 million and $19.7 million, respectively, of pretax undistributed earnings of non-U.S. subsidiaries were indefinitely invested outside the U.S.

ZOLL Medical Corporation

Notes to Consolidated Financial Statements—(Continued)

On October 1, 2007, the Company adopted FASB FIN No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (codified within FASB ASC 740-10, Income Taxes—Overall). As a result of the implementation of this new guidance, the Company recognized an increase of approximately $374,000 as a liability for unrecognized tax benefits. All of this increase was reflected as a reduction to the October 1, 2007 balance of retained earnings.

At September 28, 2008 and September 27, 2009, the Company had $3.3 million and $4.9 million of gross unrecognized tax benefits, respectively, which, if recognized, could impact the effective tax rate. Additionally, during the years ended September 27, 2009 and September 28, 2008, $893,000 and $1.8 million, respectively, of deferred tax liabilities were reclassified and included in the accrued income tax balance.

The reconciliation of the total amounts of unrecognized tax benefits for September 28, 2008 and September 27, 2009 is as follows:

(000’s omitted)
Balance at October 1, 2007.	$1,312
Reclass amount from deferred taxes	1,840
Additions based on tax positions related to the current year	487
Additions for tax positions of prior years	41
Reductions for positions of prior years	(416)

Balance at September 28, 2008.	$3,264
Reclass amount from deferred taxes	893
Additions based on tax positions related to the current year	703
Additions for tax positions of prior years	479
Reductions for positions of prior years	(431)

Balance at September 27, 2009	$4,908

Of the $4.9 million current-year balance, approximately $500,000 is expected to reverse in fiscal 2010. Of the $500,000 reduction, approximately $450,000 is expected to reduce a deferred tax asset. The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense in the consolidated statements of income. As of September 27, 2009 and September 28, 2008, the Company had $426,000 and $480,000 of accrued interest and penalties, respectively, in income taxes payable.

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

ZOLL Medical Corporation

Notes to Consolidated Financial Statements—(Continued)

The Company’s executive headquarters and defibrillator manufacturing operations are located in Chelmsford, Massachusetts. The Chelmsford facility is covered by an eight year lease, beginning July 1, 2003 and expiring on June 29, 2011. The agreement does not contain a renewal period and provides that the Company pay a pro-rata amount of the landlord’s real estate tax and operating expenses based upon square footage. The lease also provided the Company with an allowance of approximately $3.7 million for any construction costs associated with their relocation efforts to the leased facility. This reimbursement has been recorded as a deferred lease incentive within accrued expenses and other liabilities. The balance as of September 27, 2009 was approximately $800,000 and is being amortized as a reduction to rent expense over the life of the lease. Any leasehold improvements made as part of the relocation have been capitalized as leasehold improvements within Property and Equipment and are being amortized over the 8 year life of the lease.

Listed below are the future minimum rental payments (excluding common area maintenance and real estate tax charges) required under operating leases with non-cancelable terms in excess of one year at September 27, 2009.

(000’s omitted)
2010	$3,257
2011	2,728
2012	1,506
2013	1,294
2014	1,073
Thereafter	1,664

$11,522

Total rental expense under operating leases was approximately $4,340,000, $3,776,000 and $3,463,000 in fiscal 2009, 2008 and 2007, respectively.

The Company also has non-cancelable purchase commitments of approximately $4.8 million as of September 27, 2009. Purchases under these commitments totaled approximately $460,000, $307,000 and $140,000 in fiscal 2009, 2008 and 2007, respectively.

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

The Company uses foreign currency forward contracts to manage its currency transaction exposures with intercompany receivables denominated in foreign currencies. These currency forward contracts are not designated as cash flow, fair value or net investment hedges under FASB ASC 815, Derivatives and Hedging, and, therefore, are marked to market with changes in fair value recorded to earnings. These derivative instruments do not subject the Company’s earnings or cash flows to material risk since gains and losses on those derivatives offset losses and gains on the assets and liabilities being hedged.

The Company had one foreign currency forward contract outstanding at September 27, 2009, serving to mitigate the foreign currency risk of a substantial portion of the Company’s Euro-denominated intercompany

ZOLL Medical Corporation

Notes to Consolidated Financial Statements—(Continued)

balances in the notional amount of approximately 5 million Euros. The fair value of this contract at September 27, 2009 was approximately $7.3 million, resulting in an unrealized gain of approximately $6,000 for the period ended September 27, 2009.

The following table presents the fair value of the Company’s derivative instrument not designated as a hedging instrument as of September 27, 2009 (in thousands):

Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	Fair Value
Current assets
Foreign currency contracts	Prepaid expenses and other current assets	$6

Total current assets		$6

At September 28, 2008, the Company had one foreign currency forward contract outstanding, serving to mitigate the foreign currency risk of a substantial portion of the Company’s Euro-denominated intercompany balances in the notional amount of approximately 7 million Euros. The net settlement amount of this contract at September 28, 2008 is an unrealized gain of approximately $762,000 which is included in earnings within “investment and other income.” The Company also had contracts outstanding totaling $3.9 million to serve as a hedge of the Company’s forecasted sales to the Company’s subsidiaries, all maturing in less than twelve months. Because these derivatives did not qualify for hedge accounting in accordance with FASB ASC 815, Derivatives and Hedging, the Company subsequently entered into offsetting derivatives, totaling $3.9 million. All of the contracts were marked to market with changes in fair value recorded to earnings. As of September 28, 2008, the net settlement amount on these contracts was an unrealized loss of approximately $29,000, which is included in earnings within “investment and other income.”

The following table presents the fair value of the Company’s derivative instruments not designated as hedging instruments as of September 28, 2008 (in thousands):

Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	Fair Value
Current assets
Foreign currency contracts	Prepaid expenses and other current assets	$733

Total current assets		$733

The following table presents the pretax impact that changes in the fair value of derivatives not designated as hedging instruments had on earnings during the year ended September 27, 2009:

	Location of Gain (Loss) Recognized in Income	Gain (Loss) Recognized in Income
(000’s omitted)		Year Ended September 27, 2009	Year Ended September 28, 2008	Year Ended September 30, 2007
Foreign currency contracts	Investment and other income (loss), net	$632	$(193)	$(1,047)

Net realized gains (losses) from foreign currency forward contracts totaled approximately $1.4 million, ($1.4 million), and ($1.1 million) during fiscal 2009, 2008 and 2007, respectively, and are included in “investment and other income” in the consolidated income statements.

ZOLL Medical Corporation

Notes to Consolidated Financial Statements—(Continued)

Note L-Fair Value Measurements

Effective September 29, 2008, the Fair Value Measurements and Disclosures topic, FASB ASC 820, formerly SFAS No. 157, “Fair Value Measurements,” required that financial assets and liabilities are re-measured and reported at fair value at each reporting period-end date, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually (on a recurring basis). In accordance with the provisions of Fair Value Measurements and Disclosures sub-topic, FASB ASC 820-10, based on FASB Staff Position No. 157-2, “Effective Date of FASB Statement No. 157,” the Company has elected to defer the re-measurement and reported fair value as it relates to any non-financial assets and non-financial liabilities that are recognized and disclosed at fair value in the financial statements on a nonrecurring basis until fiscal 2010. The Company does not believe that this adoption will have a material impact on the Company’s financial results.

Financial assets and liabilities recorded on the accompanying consolidated balance sheets are categorized based on the inputs to the valuation techniques as follows:

Level 1—Financial assets and liabilities whose values are based on unadjusted quoted prices for identical assets or liabilities in an active market that the company has the ability to access at the measurement date (examples include active exchange-traded equity securities, listed derivatives and most U.S. Government and agency securities).

Level 2—Financial assets and liabilities whose values are based on quoted prices in markets where trading occurs infrequently or whose values are based on quoted prices of instruments with similar attributes in active markets. Level 2 inputs include the following:

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

Level 3—Financial assets and liabilities whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect management’s own assumptions about the assumptions a market participant would use in pricing the asset or liability. We currently do not have any Level 3 financial assets or liabilities.

ZOLL Medical Corporation

Notes to Consolidated Financial Statements—(Continued)

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 27, 2009, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value (in thousands):

(000’s omitted)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$15,918	$15,918	$—	$—
Available for sale securities (1)	7,583	935	6,648	—
Foreign currency contracts (2)	6	—	6	—

Total	$23,507	$16,853	$6,654	$—

(1)	Included in short-term marketable securities in the accompanying consolidated balance sheet.
(2)	Included in prepaid expenses and other current assets in the accompanying consolidated balance sheet.

There were no changes in the Company’s valuation techniques used to measure fair values on a recurring basis as a result of adopting this new guidance.

The Company also adopted the new requirements in FASB ASC 825, Financial Instruments, formerly SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115,” during the first quarter of fiscal 2009. The new requirements allow companies to choose to measure eligible financial instruments and certain other items at fair value that are not required to be measured at fair value. The unrealized gains and losses on items for which the fair value option has been elected are to be reported in earnings at each reporting date. The Company adopted these new requirements but has not elected the fair value option for any eligible financial instruments as of September 27, 2009.

Note M-Stockholders’ Equity

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

ZOLL Medical Corporation

Notes to Consolidated Financial Statements—(Continued)

Stock Option Plans: At September 27, 2009, the Company had two active stock-based compensation plans under which stock-based grants may be issued, and two other stock-based compensation plans under which grants are no longer being made. No further grants are being made under the Company’s 1992 Stock Option Plan (“1992 Plan”) or 1996 Non-Employee Directors’ Stock Option Plan (“1996 Plan”), and option grants remain outstanding under both such plans. The Company’s active plans are the Amended and Restated 2001 Stock Incentive Plan (“2001 Plan”) and the Amended and Restated 2006 Non-Employee Director Stock Option Plan (“2006 Plan”).

On November 11, 2008, the Board of Directors adopted certain amendments to the 2001 Plan and 2006 Plan and recommended that the Company’s stockholders approve an additional 730,000 shares of Common Stock available for issuance under the 2001 Plan (for a total of 3,250,000 shares), and an additional 35,000 shares of Common Stock available for issuance under the 2006 Plan (for a total of 157,500 shares). At the 2009 Annual Meeting of Shareholders held on January 20, 2009, the Company’s stockholders approved these increases. Under the 2001 Plan, no more than 150,000 of the authorized shares may be issued in the form of restricted stock awards, and the balance may be issued in the form of stock option awards. Only stock option awards can be issued under the 2006 Plan.

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

The total number of shares authorized for the 2001 Plan and the 2006 Plan is 3,407,500, including 12,500 shares carried over into the 2006 Plan from the 1996 Plan. Of the total number of shares authorized, approximately 860,000 shares remain available for grant at September 27, 2009. Approximately 3,051,000 shares of common stock are reserved for future issuance under the Company’s stock option plans as of September 27, 2009.

ZOLL Medical Corporation

Notes to Consolidated Financial Statements—(Continued)

Changes in outstanding stock options for the three years ended September 27, 2009, were as follows:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term in Years	Aggregate Intrinsic Value ($000’s)
Outstanding at October 1, 2006	2,573,202	$15.25	6.00	$8,041
Granted	428,600	21.88
Exercised	(989,197)	14.60		12,360
Forfeited	(37,043)	13.99

Outstanding at September 30, 2007	1,975,562	17.06	6.26	17,662
Granted	280,250	24.64
Exercised	(348,980)	15.66		5,293
Forfeited	(5,013)	24.35

Outstanding at September 28, 2008	1,901,819	18.42	6.03	29,243
Granted	325,300	20.18
Exercised	(30,101)	7.34		517
Forfeited	(6,301)	15.84

Outstanding at September 27, 2009	2,190,717	$18.84	5.74	$7,018

Exercisable at September 27, 2009	1,329,729	$17.58	4.17	$5,409

Vested and expected to vest at September 27, 2009	2,058,694	$18.92	5.70	$6,450

It is the Company’s policy to issue new shares upon the exercise of options.

The following table summarizes the activity for unvested restricted stock awards for the three years ended September 27, 2009:

	Number of Shares	Weighted-Average Fair Value
Unvested at October 1, 2006	38,100	$13.24
Granted	15,975	28.20
Vested	(9,525)	13.24
Forfeited	(1,975)	16.29

Unvested at September 30, 2007	42,575	18.71
Granted	14,750	25.10
Vested	(12,505)	17.54
Forfeited	(2,320)	18.56

Unvested at September 28, 2008	42,500	21.23
Granted	10,800	14.91
Vested	(15,468)	19.43
Forfeited	(1,119)	23.71

Unvested at September 27, 2009	36,713	$20.05

At September 27, 2009, there was approximately $6.1 million of unrecognized compensation cost related to non-vested awards, which the Company expects to recognize over a weighted-average vesting period of 2.33 years.

ZOLL Medical Corporation

Notes to Consolidated Financial Statements—(Continued)

Note N-Employee Benefit Plans

Defined contribution retirement plan: ZOLL has a defined contribution retirement plan (the “ZOLL Plan”) which contains a 401(k) program for all employees with three months of service who have attained 21 years of age. Participants in the ZOLL Plan may contribute up to 15% of their eligible compensation. The Company may make discretionary matching contributions to the ZOLL Plan in an amount determined by its Board of Directors. The discretionary employer match is currently set at 50% of the employee contribution up to 7% of eligible compensation, following action by the Board of Directors in fiscal 2008 to increase the discretionary employer match from 40%. In fiscal 2008 and 2009, the discretionary employer match was subject to an aggregate “cap”. The Company recorded expense related to Company contributions of approximately $1,791,000, $2,106,000 and $1,038,000, in fiscal 2009, 2008 and 2007, respectively, related to the ZOLL Plan. In fiscal 2008, employees of ZOLL Data Systems, Inc. (ZDS) commenced participation in the ZOLL Plan (see following paragraph.)

401(k) Salary Deferral Plan: Beginning in 1998, ZDS maintained a retirement savings plan (the “ZDS Plan”) pursuant to which eligible employees deferred compensation for income tax purposes under Section 401(k) of the Internal Revenue Code of 1986. Participants in the ZDS Plan contributed up to 15% of their eligible compensation, which contributions were matched by ZDS at 50% of the employee contribution up to 6% of eligible compensation. The Company made discretionary matching contributions to the ZDS Plan in an amount determined by its Board of Directors. ZDS recorded expense related to Company contributions to the ZDS Plan of approximately $118,000 in 2007. The ZDS Plan merged into the ZOLL Plan effective October 1, 2007.

Note O-Segment and Geographic Information

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

Net sales by customer/product categories in fiscal 2009, 2008 and 2007 were as follows:

(000’s omitted)	2009	2008	2007
Hospital Market-North America	$93,293	$117,106	$85,275
Pre-hospital Market-North America	171,201	161,667	131,233
Other-North America	23,059	22,633	20,881
International Market-excluding North America	97,632	96,612	72,062

	$385,185	$398,018	$309,451

The Company reports assets on a consolidated basis to the chief operating decision maker.

ZOLL Medical Corporation

Notes to Consolidated Financial Statements—(Continued)

Geographic information: Net sales by major geographical area, determined on the basis of destination of the goods, are as follows:

(000’s omitted)	2009	2008	2007
United States	$261,612	$282,004	$222,018
Foreign	123,573	116,014	87,433

	$385,185	$398,018	$309,451

Long-lived assets located outside the United States are not material.

In each of the years in the three year period ended September 27, 2009, no single customer represented over 10% of the Company’s consolidated net sales.

Note P-Legal Proceedings

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

Note Q-Quarterly Financial Data (Unaudited)

Summarized quarterly financial data for 2009 and 2008 is as follows:

	Quarter Ended
(000’s omitted, except per share data)	Sept. 27, 2009	June 28, 2009	March 29, 2009	Dec. 28, 2008
Net sales	$107,868	$95,147	$92,708	$89,462
Gross profit	53,568	48,719	48,145	46,913
Income from operations	3,656	792	2,404	4,762
Net income	3,398	1,490	1,782	2,894
Basic earnings per common share	$0.16	$0.07	$0.08	$0.14
Diluted earnings per common and equivalent share	$0.16	$0.07	$0.08	$0.14

	Quarter Ended
(000’s omitted, except per share data)	Sept. 28, 2008	June 29, 2008	March 30, 2008	Dec. 30, 2007
Net sales	$105,599	$100,244	$99,160	$93,015
Gross profit	58,281	53,624	53,638	45,145
Income from operations	14,026	8,623	8,550	4,575
Net income	8,863	5,744	5,654	3,180
Basic earnings per common share	$0.42	$0.27	$0.27	$0.15
Diluted earnings per common and equivalent share	$0.41	$0.27	$0.27	$0.15

As discussed in Note A, the Company’s financial statements are prepared on a fiscal year basis ending on the last Sunday closest to September 30. The years ended September 27, 2009, September 28, 2008 and September 30, 2007 all included 52 weeks.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

On June 23, 2008, the Audit Committee of the Board of Directors of ZOLL Medical Corporation (the “Company”) dismissed Ernst & Young LLP (“Ernst & Young”) as the Company’s independent registered public accounting firm and appointed BDO Seidman, LLP.

During the 2006 and 2007 fiscal years and through June 23, 2008, there had been no disagreements with Ernst & Young on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Ernst & Young would have caused it to make reference to the subject matter of such disagreements in their reports on the financial statements for such years.

During the 2006 and 2007 fiscal years and through June 23, 2008, there were no “reportable events” (as defined in Item 304(a)(1)(v) of Regulation S-K).

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

Changes in Internal Control Over Financial Reporting

There were no significant changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 27, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as September 27, 2009.

The effectiveness of our internal control over financial reporting as of September 27, 2009 has been audited by BDO Seidman, LLP, our independent registered public accounting firm, as stated in their report below.

/S/ RICHARD A. PACKER	/S/ A. ERNEST WHITON
Richard A. Packer	A. Ernest Whiton
Chief Executive Officer	Vice President of Administration and Chief Financial Officer

Item 9B. Other Information.

Not Applicable.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

ZOLL Medical Corporation

Chelmsford, Massachusetts

We have audited ZOLL Medical Corporation’s internal control over financial reporting as of September 27, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). ZOLL Medical Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Item 9A, Management’s Report on Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, ZOLL Medical Corporation maintained, in all material respects, effective internal control over financial reporting as of September 27, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of ZOLL Medical Corporation as of September 27, 2009 and September 28, 2008, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for the years then ended and our report dated December 10, 2009 expressed an unqualified opinion thereon.

/s/ BDO Seidman, LLP

Boston, Massachusetts

December 10, 2009

Part III

Item 10. Directors, Executive Officers and Corporate Governance.

The Company’s Board of Directors currently consist of eight members, divided into three classes, with the directors of each class serving for a term of three years and until these successors are duly elected and qualified. The following are the members of the Board:

Class I Directors (terms expire at 2011 Annual Meeting)

Daniel M. Mulvena

Principal, Commodore Associates, Inc. (consulting)

Benson F. Smith

Chief Executive Officer, BFS & Associates LLC (strategic planning and ventures investing)

John J. Wallace

Senior Advisor

Class II Directors (terms expire at 2012 Annual Meeting)

Thomas M. Claflin, II

General Partner of TangMei Funds (a manager of investment partnerships focused on investments in publicly traded Chinese companies)

Richard A. Packer

Chairman and Chief Executive Officer, ZOLL Medical Corporation

Class III Directors (terms expire at 2010 Annual Meeting)

James W. Biondi, M.D.

Chairman of the Board and Chief Executive Officer, Cardiopulmonary Corp. and Chairman of the Board, Ivy Biomedical Systems, Inc.

Robert J. Halliday

Executive Vice President and Chief Financial Officer, Varian Semiconductor Equipment Associates, Inc.

Lewis H. Rosenblum

President, China Operations, Thermo Fisher Scientific Corporation until his retirement in February 2008.

Information required with respect to compliance with Section 16(a) of the Exchange Act appears under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement for the 2010 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days of the Company’s fiscal year ended September 27, 2009 (the “Proxy Statement”), which is incorporated herein by reference.

The information relating to our Audit Committee and our Audit Committee financial expert under the headings “The Board of Directors and its Committees—Audit Committee” in the Proxy Statement is incorporated herein by reference.

The information relating to any material changes to our procedures by which security holders may recommend nominees to our Board of Directors under the heading “The Board of Directors and its Committees—Nominating and Corporate Governance Committee” in the Proxy Statement is incorporated herein by reference.

The information relating to our executive officers in response to this Item is contained, in part, under the caption “Executive Officers of the Registrant” in Part I of this Annual Report on Form 10-K and the remainder is incorporated herein by reference to the Proxy Statement.

Code of Ethics

The Company has adopted a Code of Ethics that applies to all its employees, including its principal executive officer, principal financial officer and controller. This Code of Ethics was ratified by the Board of Directors in December 2003. This policy became effective for all of ZOLL’s employees in June 2004. This Code of Ethics is available on our website, www.zoll.com, under the heading Investors, and is called “Code of Conduct”.

Item 11. Executive Compensation.

The discussion under the headings “Executive Compensation,” “Director Compensation,” “Compensation Discussion and Analysis,” “Compensation Committee Report,” and “Compensation Committee Interlocks and Insider Participation” in the Proxy Statement is incorporated herein by reference.

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

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

The following table sets forth activities in our accounts receivable reserve accounts (in thousands):

Classifications	Balance Beginning of Period	Additions Charged to Costs and Expenses	Deductions	Balance At End of Period
Year Ended September 27, 2009 Allowance for doubtful accounts and sales returns	$6,229,000	$1,076,000	$1,841,000	$5,464,000

Year Ended September 28, 2008 Allowance for doubtful accounts and sales returns	$8,438,000	$1,075,000	$3,284,000	$6,229,000

Year Ended September 30, 2007 Allowance for doubtful accounts and sales returns	$7,897,000	$1,016,000	$475,000	$8,438,000

The following table sets forth activities in our inventory reserve accounts (in thousands):

Classifications	Balance Beginning of Period	Additions Charged to Costs and Expenses	Additions Charged to Other Accounts		Deductions	Balance At End of Period
Year Ended September 27, 2009 Inventory reserves	$5,844,000	$2,142,000	$1,035,000		$1,434,000	$7,587,000

Year Ended September 28, 2008 Inventory reserves	$7,374,000	$3,077,000	$225,000	(1)	$4,832,000	$5,844,000

Year Ended September 30, 2007 Inventory reserves	$5,688,000	$1,997,000	$644,000	(1)	$955,000	$7,374,000

(1)	Increase in inventory reserve was offset by a corresponding reduction in property and equipment.

Part IV

Item 15. Exhibits, Financial Statement Schedules

(a)(1)	The following Consolidated Financial Statements, Notes thereto and Reports of Independent Registered Public Accounting Firms are set forth under Item 8:

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

(a)(3)	The following is a complete list of Exhibits filed or incorporated by reference as part of this report:

Exhibit No.	Exhibit

3.1	Restated Articles of Organization. (2)

3.2	Articles of Amendment to the Restated Articles of Organization. (16)

3.3	Amended and Restated By-laws. (2)

3.4	Certificate of Amendment to the Company’s Amended and Restated By-laws. (17)

3.5	Certificate of Amendment to the Company’s Amended and Restated By-laws. (20)

3.6	Certificate of Amendment to the Company’s Amended and Restated By-laws (25)

3.7	Amended and Restated Certificate of Vote of Directors Establishing a Series of Preferred Stock of ZOLL Medical Corporation classifying and designating the Series A Junior Participating Cumulative Preferred Stock. (21)

4.1	Amendment No. 2 to Shareholders Rights Agreement, dated as of June 8, 1998, between the Company and Computershare Trust Company, N.A., dated as of April 24, 2008. (19)

4.2	Shareholders Rights Agreement dated as of April 23, 2008, between the Company and Computershare Trust Company, N.A. (22)

10.1	Amended and Restated 2001 Stock Incentive Plan, as amended through January 25, 2006. (9)*

10.2	1992 Stock Option Plan. (2)*

10.3	1983 Incentive Stock Option Plan, as amended and restated February 6, 1990. (2)*

10.4	Revolving Loan and Security Agreement dated March 9, 1992 between the Company and Brown Brothers Harriman & Co. (2)

10.5	2006 Non-Employee Director Stock Option Plan. (9)*

10.6	Form of Non-Qualified Stock Option Agreement under the 2006 Non-Employee Director Stock Option Plan. (9)*

10.7	Form of Restricted Stock Award Agreement under Amended and Restated 2001 Stock Incentive Plan. (9)*

10.8	Form of Non-Qualified Stock Option Agreement under Amended and Restated 2001 Stock Incentive Plan. (9)*

10.9	Employment Agreement dated July 19, 1996 between the Company and Richard A. Packer regarding Mr. Packer’s employment. (3)*

10.10	Non Employee Directors’ Stock Option Plan. (6)*

10.11	Senior Executive Severance Agreement dated January 21, 2000 between the Company and Richard A. Packer. (7)*

10.12	Amended and Restated Executive Severance Agreement dated April 1, 2002 between the Company and A. Ernest Whiton. (10)*

10.13	Amended and Restated 2001 Stock Incentive Plan. (14)*

10.14	Form of Incentive Option Agreement under the 2001 Stock Incentive Plan. (14)*

10.15	Executive Severance Agreements by and between the Company and each of Ward Hamilton, Donald Boucher, Steve Flora and Edward Dunn. (10)*

10.16	Form of Non-Qualified Stock Option Agreement under the ZOLL Medical Corporation 1996 Non-Employee Directors Stock Option Plan (11)*

10.17	Amendment dated September 14, 2005 to Master Agreement and Asset Purchase Agreement dated March 29, 2004 among the Company, LC Acquisition Corporation, and LifeCor, Inc. (12)

10.20	Master Agreement by and Among the Company, LC Acquisition Corporation and LifeCor, Inc. dated March 29, 2004. (12)

10.21	Asset Purchase Agreement by and Among the Company, LC Acquisition Corporation and LifeCor, Inc. dated March 29, 2004. (12)

10.22	Executive Severance Agreement between the Company and Alexander Moghadam dated August 10, 2005. (13)*

10.23	First Amendment to the 1992 Stock Option Plan. (6)*

10.24	Second Amendment to the 1992 Stock Option Plan. (6)*

10.25	Third Amendment to the 1992 Stock Option Plan. (1)*

10.26	Fourth Amendment to the 1992 Stock Option Plan. (1)*

10.27	Form of Non-Qualified Stock Option Agreement under the 2001 Stock Incentive Plan. (14)*

10.28	Summary of Cash Incentive Bonus Plan. (18)*

10.29	Offer Letter, dated June 10, 2008, for Jonathan Rennert. (23)*

10.30	Amended and Restated 2001 Stock Incentive Plan, as amended and restated by the Board of Directors on November 11, 2008 and approved by the Company’s stockholders on January 20, 2009. (27)*

10.31	Form of Non-Qualified Stock Option Agreement under Amended and Restated 2001 Stock Incentive Plan, as amended on November 11, 2008. (26)*

10.32	Form of Restricted Stock Award Agreement under Amended and Restated 2001 Stock Incentive Plan, as amended on November 11, 2008. (26)*

10.33	Amended and Restated 2006 Non-Employee Director Stock Option Plan, as amended and restated by the Board of Directors on November 11, 2008 and approved by the Company’s stockholders on January 20, 2009. (27)*

10.34	Form of Non-Qualified Stock Option Agreement under Amended and Restated 2006 Non-Employee Director Stock Option Plan, as amended on November 11, 2008. (26)*

10.35	Amendment dated November 17, 2008 to Employment Agreement dated July 19, 1996 between the Company and Richard A. Packer. (26)*

10.36	Amendment dated November 17, 2008 to Senior Executive Severance Agreement dated as of January 21, 2000 between the Company and Richard A. Packer. (26)*

10.37	Amendment dated November 11, 2008 to Amended and Restated Executive Severance Agreement dated April 1, 2002 between the Company and A. Ernest Whiton. (26)*

10.39	Amendment dated November 25, 2008 to Executive Severance Agreement dated May 17, 2002 between the Company and Edward Dunn. (26)*

10.40	Amendment dated November 19, 2008 to Executive Severance Agreement dated April 25, 2002 between the Company and Donald Boucher. (26)*

10.41	Amendment dated November 25, 2008 to Executive Severance Agreement dated May 7, 2002 between the Company and Ward Hamilton. (26)*

10.42	Amendment dated December 1, 2008 to Executive Severance Agreement dated May 6, 2002 between the Company and Steven Flora. (26)*

10.43	Executive Severance Agreement dated as of November 11, 2008 between the Company and Jonathan Rennert. (26)*

10.44	Executive Severance Agreement dated as of November 11, 2008 between the Company and E. Jane Wilson. (26)*

10.45	Amendment dated November 11, 2008 to Executive Severance Agreement dated August 10, 2005 between the Company and Alexander Moghadam. (26)*

14	Code of Conduct. (8)

16	Letter from Ernst & Young LLP to the Securities and Exchange Commission, dated June 24, 2008 (24)

21.1	Subsidiaries of the Company. (4)

23.1	Consent of Ernst & Young LLP. (4)

23.2	Consent of BDO Seidman, LLP. (4)

24	Power of Attorney (4) included in signature page.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (4)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (4)

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (5)

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (5)

Footnotes:

(1)	Incorporated by reference from the Company’s Registration Statement on Form S-8, under the Securities Act of 1933 (Registration Statement No. 333-101839 filed with the SEC on December 13, 2002).
(2)	Incorporated by reference from the Company’s Registration Statement on Form S-1, as amended, under the Securities Act of 1933 (Registration Statement No. 333-47937 filed with the SEC on May 15, 1992).
(3)	Incorporated by reference from the Company’s Annual Report for 1996 on Form 10-K, as amended, filed with the Securities and Exchange Commission on December 27, 1996. (SEC File # 0-20225)
(4)	Filed herewith.
(5)	Furnished herewith.
(6)	Incorporated by reference from the Company’s Registration Statement on Form S-8, under the Securities Act of 1933 (Registration Statement No. 333-68401 filed with the SEC on December 4, 1998).
(7)	Incorporated by reference from the Company’s Annual Report for 2000 on Form 10-K, as amended, filed with the Securities and Exchange Commission on December 29, 2000. (SEC File # 0-20225)

(8)	Incorporated by reference from the Company’s Annual Report for 2003 on Form 10-K, filed with the Securities and Exchange Commission on December 19, 2003.
(9)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on February 10, 2006.
(10)	Incorporated by reference from the Company’s Annual Report for 2004 on Form 10-K, filed with the Securities and Exchange Commission on December 17, 2004.
(11)	Incorporated by reference from the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 15, 2004.
(12)	Incorporated by reference from the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 20, 2005.
(13)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 3, 2005, filed with the Securities and Exchange Commission on August 12, 2005.
(14)	Incorporated by reference to the Company’s Registration Statement on Form S-8, under the Securities Act of 1933 (Registration Statement No. 333-120310 filed with the SEC on November 9, 2004).
(15)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 12, 2006.
(16)	Incorporated by reference from the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 13, 2007.
(17)	Incorporated by reference from the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 25, 2007.
(18)	Incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on February 5, 2008.
(19)	Incorporated by reference from Exhibit 4.2 of the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 24, 2008.
(20)	Incorporated by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 12, 2008.
(21)	Incorporated by reference from Exhibit 3.1 to the Company’s Registration Statement on Form 8-A, filed with the Securities and Exchange Commission on April 24, 2008.
(22)	Incorporated by reference from Exhibit 4.1 to the Company’s Registration Statement on Form 8-A, filed with the Securities and Exchange Commission on April 24, 2008.
(23)	Incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 1, 2008.
(24)	Incorporated by reference from Exhibit 16.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 26, 2008.
(25)	Incorporated by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 22, 2009.
(26)	Incorporated by reference from the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on December 8, 2008.
(27)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on February 6, 2009.
*	Represents management contract or compensatory plan arrangements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on December 10, 2009.

ZOLL Medical Corporation

By:	/s/ RICHARD A. PACKER
Richard A. Packer Chairman and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS that each individual whose signature appears below constitutes and appoints each of Richard A. Packer and A. Ernest Whiton such person’s true and lawful attorney-in-fact and agent with full power of substitution and resubstitution, for such person and in such person’s name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and all documents in connection therewith, with the Securities and Exchange Commission, granting unto each said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that any said attorney-in-fact and agent, or any substitute or substitutes of any of them, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ RICHARD A. PACKER Richard A. Packer	Chairman and Chief Executive Officer (Principal Executive Officer)	December 10, 2009

/s/ A. ERNEST WHITON A. Ernest Whiton	Chief Financial Officer (Principal Financial and Accounting Officer)	December 10, 2009

/s/ THOMAS M. CLAFLIN, II Thomas M. Claflin, II	Director	December 10, 2009

/s/ JAMES W. BIONDI, M.D. James W. Biondi, M.D.	Director	December 10, 2009

/s/ DANIEL M. MULVENA Daniel M. Mulvena	Director	December 10, 2009

/s/ BENSON F. SMITH Benson F. Smith	Director	December 10, 2009

/s/ ROBERT J. HALLIDAY Robert J. Halliday	Director	December 10, 2009

/s/ LEWIS H. ROSENBLUM Lewis H. Rosenblum	Director	December 10, 2009

/s/ JOHN J. WALLACE John J. Wallace	Director	December 10, 2009