Form 10-Q
period 2010-01-03
ZOLL MEDICAL CORP
filed 2010-02-11
CIK 887568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 3, 2010.

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

Class	Outstanding at February 5, 2010
Common Stock, $0.01 par value	21,353,113

This document consists of 43 pages.

ZOLL MEDICAL CORPORATION

FORM 10-Q

Forward-Looking Information

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. ZOLL Medical Corporation (the “Company,” “we,” “our,” or “us”) makes such forward-looking statements under the provisions of the “Safe Harbor” section of the Private Securities Litigation Reform Act of 1995. Actual future results may vary materially from those projected, anticipated, or indicated in any forward-looking statements as a result of certain known and unknown risk factors. Readers should pay particular attention to the considerations described in Part I, Item 2 of this report under the section of Management’s Discussion and Analysis of Financial Condition and Results of Operations entitled “Risk Factors.” Readers should also carefully review the risk factors described in the other documents that we file from time to time with the Securities and Exchange Commission (“SEC”). In this report, the words “anticipates,” “believes,” “expects,” “intends,” “sees,” “future,” “may,” “could,” “estimates,” and similar words or expressions (as well as other words or expressions referencing future events, conditions or circumstances) identify forward-looking statements. The Company assumes no obligation to update forward-looking statements or update the reasons why actual results, performances or achievements could differ materially from those provided in the forward-looking statements, except as required by law.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ZOLL MEDICAL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(000’s omitted, except per share data)

(Unaudited)

	Jan. 3, 2010	Sept. 27, 2009
Assets
Current assets:
Cash and cash equivalents	$56,299	$51,061
Marketable securities	7,524	7,583
Accounts receivable, less allowances of $5,443 and $5,464 at January 3, 2010 and September 27, 2009, respectively	76,583	80,535
Inventories:
Raw materials	35,171	31,422
Work-in-process	7,198	7,505
Finished goods	32,159	30,773

	74,528	69,700
Prepaid expenses and other current assets	21,455	21,240

Total current assets	236,389	230,119

Property and equipment at cost:
Land, building and improvements	1,315	1,296
Machinery and equipment	99,104	93,124
Construction in progress	2,811	2,499
Tooling	17,838	17,780
Furniture and fixtures	4,167	4,157
Leasehold improvements	5,852	5,762

	131,087	124,618
Less accumulated depreciation and amortization	86,773	83,978

Net property and equipment	44,314	40,640
Investments	1,310	1,310
Notes receivable	3,539	3,897
Goodwill	52,070	52,100
Patents and developed technology, net	23,459	23,923
Deferred tax asset	903	724
Intangibles and other assets, net	19,517	19,134

	$381,501	$371,847

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$24,676	$20,036
Deferred revenue	15,389	12,998
Accrued expenses and other liabilities	35,964	40,455

Total current liabilities	76,029	73,489

Non-Current liabilities:
Other long-term liabilities	16,744	17,800

Total liabilities	92,773	91,289

Commitments and contingencies (Note 14)

Stockholders’ equity:
Preferred stock, $0.01 par value, authorized 1,000 shares, none issued or outstanding	—	—
Common stock, $0.01 par value, authorized 38,000 shares, 21,343 and 21,062 issued and outstanding at January 3, 2010 and September 27, 2009, respectively	213	210
Capital in excess of par value	164,558	159,224
Accumulated other comprehensive loss	(7,611)	(8,134)
Retained earnings	131,568	129,258

Total stockholders’ equity	288,728	280,558

	$381,501	$371,847

See notes to unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(000’s omitted, except per share data)

(Unaudited)

	Three Months Ended
	Jan. 3, 2010	Dec. 28, 2008
Product sales	$90,338	$80,872
Rental revenue	14,874	8,590

Total revenue	105,212	89,462
Cost of products sold	45,451	40,534
Cost of rental revenue	3,590	2,015

Total cost of revenue	49,041	42,549

Gross profit	56,171	46,913
Expenses:
Selling and marketing	31,611	26,549
General and administrative	9,511	7,633
Research and development	11,363	7,969

Total expenses	52,485	42,151

Income from operations	3,686	4,762
Investment and other income (expense), net	(22)	(869)

Income before income taxes	3,664	3,893
Provision for income taxes	1,354	999

Net income	$2,310	$2,894

Basic earnings per common share	$0.11	$0.14

Weighted average common shares outstanding	21,215	21,061

Diluted earnings per common and common equivalent share	$0.11	$0.14

Weighted average common and common equivalent shares outstanding	21,503	21,304

See notes to unaudited condensed consolidated financial statements.

ZOLL MEDICAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(000’s omitted)

(Unaudited)

	Three Months Ended
	Jan. 3, 2010	Dec. 28, 2008
OPERATING ACTIVITIES:
Net income	$2,310	$2,894
Charges not affecting cash:
Depreciation and amortization	4,676	3,941
Stock-based compensation expense	896	816
Changes in current assets and liabilities:
Accounts receivable	4,011	4,910
Inventories	(9,164)	(1,216)
Prepaid expenses and other current assets	(222)	(236)
Accounts payable and accrued expenses	5,042	(256)

Cash provided by operating activities	7,549	10,853

INVESTING ACTIVITIES:
Purchases of marketable securities	—	(6,771)
Sales of marketable securities	122	16,939
Additions to property and equipment	(2,530)	(3,740)
Cash paid for acquired assets	—	(2,945)
Milestone payments related to prior years’ acquisitions	(3,519)	(4,500)
Other assets, net	(971)	(240)

Cash used for investing activities	(6,898)	(1,257)
FINANCING ACTIVITIES:
Exercise of stock options	4,441	44

Cash provided by financing activities	4,441	44
Effect of exchange rates on cash and cash equivalents	146	(2,763)

Net increase in cash and cash equivalents	5,238	6,877
Cash and cash equivalents at beginning of period	51,061	36,675

Cash and cash equivalents at end of period	$56,299	$43,552

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period:
Income taxes	$305	$424

See notes to unaudited condensed consolidated financial statements.

ZOLL MEDICAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting only of adjustments of a normal recurring nature) considered necessary for a fair presentation have been included. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Examples include provisions for returns, bad debts and the estimated lives of fixed assets. Actual results may differ from these estimates. The results for the interim periods are not necessarily indicative of results to be expected for the entire year. The information contained in the interim financial statements should be read in conjunction with the Company’s audited financial statements as of and for the year ended September 27, 2009 included in its Annual Report on Form 10-K filed with the SEC on December 10, 2009.

The Company’s fiscal year ends on the Sunday closest to September 30. The current fiscal year will end on October 3, 2010 and will have 53 weeks while fiscal year 2009, which ended on September 27, 2009, included only 52 weeks. The extra week was included in the Company’s first quarter of fiscal 2010.

In September 2009, the FASB ratified ASC Update (“ASU”) No. 2009-13, Multiple-Deliverable Revenue Arrangements (formerly EITF 08-1), or ASU 2009-13. ASU 2009-13 amends existing revenue recognition accounting pronouncements that are currently within the scope of FASB Accounting Standards Codification, or ASC, Subtopic 605-25 (previously included within EITF Issue No. 00-21, Revenue Arrangements with Multiple Deliverables, or EITF 00-21). The Company has elected to adopt this accounting guidance prospectively in the first quarter of fiscal 2010 as permitted under the pronouncement.

Sales to customers often include a device, disposables and other accessories. For the vast majority of sales orders, all deliverables are shipped together. However, in some cases an element of a multiple element arrangement may not be delivered as of a reporting date. Under the historical accounting guidance, the fair value of the undelivered elements was deferred and only the revenue related to the delivered elements would be recognized if fair value had been established for the undelivered elements. If fair value of any undelivered element had not been established, revenue for the entire order was deferred. Under the new guidance, fair value as the measurement criteria is replaced with the term selling price, and the guidance establishes the following hierarchy for determining the selling price of a deliverable: (i) vendor-specific objective evidence of fair value (VSOE), (ii) third-party evidence of selling price (TPE), and (iii) best estimate of the selling price (ESP). VSOE generally exists only when we sell the deliverable separately and is the price actually charged for that deliverable. Revenue for multi-element arrangements is allocated based upon relative selling price of the individual elements.

Our process for determining an ESP for deliverables without VSOE or TPE considers multiple factors that may vary depending upon the unique facts and circumstances related to each deliverable. Key factors considered by the Company in developing ESPs include actual prices charged by the Company for similar offerings, the Company’s historical pricing practices, the pricing of competitive alternatives if they exist, and product-specific business objectives.

For the quarter ended January 3, 2010, we deferred approximately $600,000 related to undelivered elements of a multiple element arrangement. The adoption of this new guidance did not have a material impact on the Company’s financial results.

All material events occurring subsequent to the date of the financial statements through the filing date of this quarterly report on Form 10-Q, February 11, 2010, have been evaluated for disclosure.

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

ZOLL MEDICAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

An immaterial amount of international sales of the Company’s wearable defibrillator product and data collection management software is currently reflected in the North American pre-hospital market.

Net sales by customer/product categories were as follows:

	Three Months Ended
(000’s omitted)	January 3, 2010	December 28, 2008
Hospital Market—North America	$24,797	$20,288
Pre-hospital Market—North America	44,571	39,110
Other—North America	6,091	6,291
International Market	29,753	23,773

	$105,212	$89,462

The Company reports assets on a consolidated basis to the chief operating decision maker.

Geographic information: Net sales by major geographical area, determined on the basis of destination of the goods, are as follows:

	Three Months Ended
(000’s omitted)	January 3, 2010	December 28, 2008
United States	$69,946	$60,253
Foreign	35,266	29,209

	$105,212	$89,462

No individual foreign country represented 10% or more of our revenues or assets for the three months ended January 3, 2010 or December 28, 2008, respectively.

3. Comprehensive Income

The Company computes comprehensive income (loss) in accordance with FASB ASC 220, Comprehensive Income, (formerly SFAS No. 130, Reporting Comprehensive Income). FASB ASC 220 establishes standards for the reporting and display of comprehensive income (loss) and its components in financial statements. Other comprehensive income (loss), as defined, includes all changes in equity during a period from non-owner sources, such as unrealized gains and losses on available-for-sale securities and foreign currency translation. Total accumulated comprehensive loss for the three months ended January 3, 2010 and December 28, 2008, respectively, was as follows:

	Three Months Ended
(000’s omitted)	January 3, 2010	December 28, 2008
Net income	$2,310	$2,894
Unrealized gain (loss) on available-for-sale securities, net of tax	63	(38)
Foreign currency translation adjustment	460	(2,597)

Total comprehensive income	$2,833	$259

4. Stock Option Plans

At January 3, 2010, the Company had two active stock-based compensation plans under which stock-based grants may be issued, and two other stock-based compensation plans under which grants are no longer being made. No further grants are being made under the Company’s 1992 Stock Option Plan (“1992 Plan”) and 1996 Non-Employee Directors’ Stock Option Plan (“1996 Plan”), but option grants remain outstanding under both plans. The Company’s active plans are the Amended and Restated 2001 Stock Incentive Plan (“2001 Plan”) and the Amended and Restated 2006 Non-Employee Director Stock Option Plan (“2006 Plan”).

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

ZOLL MEDICAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

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

Stock-based compensation charges totaled approximately $896,000 during the three months ended January 3, 2010 and totaled approximately $816,000 during the three months ended December 28, 2008. The effect of recording stock-based compensation by line item for the three months ended January 3, 2010 and December 28, 2008 was as follows:

	Three Months Ended
(000’s omitted)	January 3, 2010	December 28, 2008
Cost of goods sold	$78	$75
Selling and marketing expense	192	197
General and administrative expense	487	421
Research and development expense	139	123

Total stock-based compensation	$896	$816

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions for grants issued during the three months ended January 3, 2010 and December 28, 2008:

	2010	2009
Dividend yield	0%	0%
Expected volatility	42.7%	46.1%
Risk-free interest rate	2.35%	2.54%
Expected lives (years)	5.17	5.13

At January 3, 2010, there was approximately $7.3 million of unrecognized compensation cost related to non-vested awards, which the Company expects to recognize over a weighted-average period of 2.6 years.

The weighted-average, grant-date fair value of options granted (estimated using the Black-Scholes option-pricing model) was $8.30 and $9.63 for the three months ended January 3, 2010 and December 28, 2008, respectively. During the three months ended January 3, 2010, the Company issued 244,750 shares of common stock pursuant to exercised options for proceeds of approximately $4.4 million. Total intrinsic value of options exercised for the three months ended January 3, 2010 and December 28, 2008 was approximately $1.4 million and $17,000, respectively. It is the Company’s policy to issue new shares upon the exercise of options.

The following table summarizes the status of outstanding stock options as of January 3, 2010, as well as changes during the three months ended January 3, 2010:

	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term in Years	Aggregate Intrinsic Value ($000’s)
Outstanding at September 27, 2009	2,190,717	$18.84
Granted	263,500	20.23
Exercised	(244,750)	18.15
Forfeited	(1,000)	19.13

Outstanding at January 3, 2010	2,208,467	$19.08	6.44	$17,182

Exercisable at January 3, 2010	1,344,579	$17.65	4.99	$12,310

ZOLL MEDICAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

The following table summarizes the status of unvested restricted stock awards as of January 3, 2010, as well as changes during the three months ended January 3, 2010:

	Shares	Weighted- Average Fair Value
Unvested at September 27, 2009	36,713	$20.05
Granted	—	—
Vested	—	—
Forfeited	(263)	26.93

Unvested at January 3, 2010	36,450	$20.02

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

	Three Months Ended
(000’s omitted)	January 3, 2010	December 28, 2008
Average shares outstanding for basic earnings per share	21,215	21,061
Dilutive effect of stock options and unvested restricted stock	288	243

Average shares outstanding for diluted earnings per share	21,503	21,304

Average shares outstanding for diluted earnings per share for the three months ended January 3, 2010 and December 28, 2008 does not include options to purchase 921,550 and 1,042,000 shares of Common Stock, respectively, as their effect would have been antidilutive.

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

The Company had one foreign currency forward contract outstanding at January 3, 2010, serving to mitigate the foreign currency risk of a substantial portion of the Company’s Euro-denominated intercompany balances in the notional amount of approximately 5.5 million Euros. The fair value of this contract at January 3, 2010 was approximately $7.9 million, resulting in an unrealized gain of approximately $9,000 for the quarter ended January 3, 2010. The following table presents the fair value of the Company’s derivative instrument not designated as a hedging instrument as of January 3, 2010 (in thousands):

	Balance Sheet Location	Fair Value
Current assets
Foreign currency contracts	Prepaid expenses and other current assets	$9

Total current assets		$9

ZOLL MEDICAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

At September 27, 2009, the Company had one foreign currency forward contract outstanding serving to mitigate the foreign currency risk of a substantial portion of the Company’s Euro-denominated intercompany balances in the notional amount of approximately 5 million Euros. The fair value of this contract at September 27, 2009 was approximately $7.3 million, resulting in an unrealized gain of approximately $6,000 for the period ended September 27, 2009. The following table presents the fair value of the Company’s derivative instrument not designated as a hedging instrument as of September 27, 2009 (in thousands):

	Balance Sheet Location	Fair Value
Current assets
Foreign currency contracts	Prepaid expenses and other current assets	$6

Total current assets		$6

The following table presents the pretax impact that changes in the fair value of derivatives not designated as hedging instruments had on earnings during the three months ended January 3, 2010 and December 28, 2008:

		Gain (Loss) Recognized in Income
(000’s omitted)	Location of Gain (Loss) Recognized in Income	Three Months Ended January 3, 2010	Three Months Ended December 28, 2008
Foreign currency contracts	Investment and other income (expense), net	$176	$897

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

Product warranty activity for the three months ended January 3, 2010 and December 28, 2008 is as follows:

(000’s omitted)	Beginning Balance	Accruals for Warranties Issued During the Period	Decrease to Pre-existing Warranties	Ending Balance
January 3, 2010	$4,176	$747	$801	$4,122
December 28, 2008	$3,733	$498	$496	$3,735

8. Acquisitions

Alsius Corporation

On May 4, 2009, the Company completed the acquisition of substantially all the assets of the intravascular temperature management business of Alsius Corporation (“Alsius”). The assets acquired include intellectual property relating to the business, other intangibles, inventories and fixed assets. The Company assumed warranty and service contract obligations relating to Alsius’ installed base of products. The Company consolidated the operations of the acquired business into its Sunnyvale, California subsidiary, ZOLL Circulation, Inc. The Company believes that the acquisition of the temperature management technology and products from Alsius, in combination with the technology and know-how previously acquired by the Company through its purchase of assets from Radiant Medical, Inc. in 2007, creates the opportunity for the Company to become a major participant in the temperature management business. Under the terms of the acquisition, the Company paid approximately $12 million in cash to Alsius. The acquisition was accounted for using the purchase method under SFAS No. 141, “Business Combinations,” now codified in FASB ASC 805, Business Combinations.

The following is a summary of the fair values of the assets acquired and liabilities assumed at the date of acquisition:

(000’s omitted)
Assets:
Inventory	$3,257
Other current assets	23
Property and equipment	1,415
Goodwill	2,625

ZOLL MEDICAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(000’s omitted)
Intangible assets subject to amortization (estimated 10 year weighted-average useful life):	5,390

Total assets acquired	12,710

Liabilities:
Current liabilities	304

Total liabilities assumed	304

Net assets acquired	$12,406

The goodwill resulting from this acquisition is assigned to the Company’s only reportable segment, which is the design, manufacture and marketing of technologies that help advance the practice of resuscitation and temperature control therapies for the treatment of critical care patients. All of the goodwill is expected to be deductible for income tax purposes.

Supplemental Pro Forma Information

The unaudited pro forma combined condensed statements of income for the three month period ended December 28, 2008 below gives effect to the acquisition of the assets of Alsius as if the acquisition had occurred at the beginning of the year, September 29, 2008, after giving effect to certain adjustments, including amortization of the intangibles subject to amortization and related income taxes.

The unaudited pro forma combined condensed statements of income are not necessarily indicative of the financial results that would have occurred if the Alsius asset acquisition had been consummated on September 29, 2008, nor are they necessarily indicative of the financial results which may be attained in the future.

The pro forma information below is based upon available information and upon certain assumptions that the Company’s management believes are reasonable.

(000’s omitted)	Three Months Ended December 28, 2008
Net sales	$93,302
Net income	$508
Net income per common share
Basic	$0.02
Diluted	$0.02

Contingent Consideration for Prior Period Acquisitions

The terms of the April 2006 acquisition of the assets of Lifecor, Inc. (“Lifecor”) provide for possible annual earn-out payments based upon revenue growth over a multi-year period. Such payments may be due with respect to Lifecor through fiscal 2011. The form of earn-out payments are at the discretion of the Company and can be made in the form of cash, Company stock, or a combination of the two. The earn-out payments for fiscal 2009 and beyond are calculated as 100% of qualifying revenues earned in the current fiscal year in excess of the greater of the prior fiscal year qualifying revenues or $30 million. For fiscal 2009, approximately $12.8 million was accrued for payment to the former stockholders of Lifecor. Of this amount, approximately $3.5 million in cash was paid during the first quarter of fiscal 2010, and the remaining balance was paid in cash during the second quarter of fiscal 2010. For the fiscal 2008 earn-out, approximately $4.5 million was paid to Lifecor in the form of cash in fiscal 2009.

The terms of the March 2004 acquisition of the assets of Infusion Dynamics, Inc. (“Infusion Dynamics”) also provided for possible annual earn-out payments based upon revenue growth through fiscal 2011. Annual earn-out payments to former stockholders of Infusion Dynamics, in the form of cash, for fiscal 2009 and 2008 were both approximately $19,000.

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

ZOLL MEDICAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

9. Inventory

The Company’s inventory is valued at the lower of cost or market. Cost is determined by the first-in, first-out (“FIFO”) method, including material, labor and factory overhead. Inventory on hand may exceed future demand either because the product is outdated or obsolete, or because the amount on hand is in excess of future needs. The total value of inventories that are determined to be obsolete based on criteria such as customer demand and changing technologies are reserved. Excess inventory amounts are estimated by reviewing quantities on hand and comparing those quantities to sales forecasts for the next 12 months, identifying historical service usage trends, and matching that usage with the installed base quantities to estimate future needs. At January 3, 2010, the Company’s inventory was recorded at net realizable value requiring reserves of $8.4 million, or 10.1% of the $82.9 million gross inventories.

Additionally, the LifeVest product is included in inventory while it is being manufactured, and once completed it is then transferred to fixed assets and depreciated over its estimated life as the LifeVest product is a rental model. During the three months ended January 3, 2010 and December 28, 2008, $4.6 million and $2.5 million, respectively, of LifeVest systems were transferred from inventory to fixed assets. For purposes of the Company’s condensed, consolidated statement of cash flows, the transfer was treated as a non-cash transaction.

10. Intangibles and Other Assets

Intangibles and other assets consist of:

		January 3, 2010		September 27, 2009
(000’s omitted)	Weighted Average Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Prepaid license fees	16 years	$12,859	$3,780	$12,230	$3,636
Patents and developed technology	12 years	34,978	11,519	34,672	10,749
Customer-related intangibles	10 years	4,750	1,713	4,750	1,598
Intangible assets not subject to amortization	—	1,530	—	1,530	—
Other assets	—	9,269	3,398	9,015	3,157

		$63,386	$20,410	$62,197	$19,140

Amortization of acquired intangibles for the three months ended January 3, 2010 and December 28, 2008 was approximately $826,000 and $710,000, respectively, and is included in operating expenses in the condensed, consolidated statements of income.

11. Other Long-Term Liabilities

Other long-term liabilities consist of:

(000’s omitted)	Jan. 3, 2010	Sept. 27, 2009
Accrued warranty expense, long-term	$2,728	$2,957
Deferred revenue, long-term	8,081	8,805
Deferred tax liabilities	849	849
Unrecognized tax benefits	4,834	4,834
Deferred lease incentives, long-term	252	355

Total other long-term liabilities	$16,744	$17,800

12. Income Taxes

The Company’s effective tax rate for the three months ended January 3, 2010 and December 28, 2008 was 37% and 26%, respectively. The difference in the effective tax rate is due to the fact that the U.S. Congress extended the research and development tax credit, retroactively from January 1, 2008, during the first quarter of fiscal 2009. This extension allowed a full-year tax credit estimate for fiscal 2009 to be included in the Company’s fiscal 2009 rate calculation along with a discrete period adjustment of approximately $400,000 recognized during the first quarter of fiscal 2009 to record the tax credit related to the retroactive application of the credit extension. The current period projected annual rate only contains one quarter of a full-year credit in the annual rate calculation. The Company has estimated that its fiscal 2010 effective tax rate will be approximately 35% assuming retroactive extension of the research and development tax credit.

As of January 3, 2010 and September 27, 2009, the Company had approximately $4.9 million of gross unrecognized tax benefits, which, if recognized, could impact the effective tax rate. Of the $4.9 million current-year balance, approximately $500,000 is expected to reverse in fiscal 2010. The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense in the consolidated statements of income. The Company had $474,000 of accrued interest and penalties in income taxes payable as of January 3, 2010 and $426,000 at September 27, 2009.

ZOLL MEDICAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

The Company is subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions. The Company has concluded all U.S. federal and most state and foreign income tax matters through fiscal 2005. The Internal Revenue Service (IRS) began an audit of the Company’s fiscal 2007 tax return during the third quarter of fiscal 2009. To date, no material adjustments have been proposed. The acquired losses from the business acquired from Revivant in fiscal 2005 for tax years 1997 through 2004 remain open to examination by the IRS to the extent losses are claimed in open years.

13. Fair Value Measurements

Effective September 29, 2008, the Fair Value Measurements and Disclosures topic, FASB ASC 820, formerly SFAS No. 157, “Fair Value Measurements,” required that financial assets and liabilities are re-measured and reported at fair value at each reporting period-end date, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually (on a recurring basis). For the quarter ended January 3, 2010, the Company has adopted FASB ASC 820 as it relates to any non-financial assets and non-financial liabilities that are recognized and disclosed at fair value in the financial statements on a nonrecurring basis. This adoption did not have a material impact on the Company’s financial results.

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

The Company applies the following fair value hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement:

Level 1—Unadjusted quoted prices for identical assets or liabilities in an active market that the Company has the ability to access at the measurement date (examples include active exchange-traded equity securities, listed derivatives and most U.S. Government and agency securities).

Level 2—Quoted prices in markets where trading occurs infrequently or whose values are based on quoted prices of instruments with similar attributes in active markets. Level 2 inputs include the following:

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

Level 3—Prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect management’s own assumptions about the assumptions a market participant would use in pricing the asset or liability. We currently do not have any Level 3 financial assets or liabilities.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of January 3, 2010, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value (in thousands):

(000’s omitted)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$16,006	$16,006	$—	$—
Available for sale securities (1)	7,524	918	6,606	—
Foreign currency contracts (2)	9	—	9	—

Total	$23,539	$16,924	$6,615	$—

(1)	Included in marketable securities in the accompanying condensed consolidated balance sheet.

ZOLL MEDICAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(2)	Included in prepaid expenses and other current assets in the accompanying condensed consolidated balance sheet.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 27, 2009, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value (in thousands):

(000’s omitted)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$15,918	$15,918	$—	$—
Available for sale securities (1)	7,583	935	6,648	—
Foreign currency contracts (2)	6	—	6	—

Total	$23,507	$16,853	$6,654	$—

(1)	Included in marketable securities in the accompanying condensed consolidated balance sheet.
(2)	Included in prepaid expenses and other current assets in the accompanying condensed consolidated balance sheet.

14. Legal Proceedings

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

15. Cash Equivalents and Marketable Securities

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

As of January 3, 2010, available-for-sale securities consisted of the following:

	Cost	Accrued Interest	Gross Unrealized		Estimated Fair Value
(000’s omitted)			Gains	Losses
Money-market funds	$8	$—	$—	$—	$8
U.S. government agency and Treasury securities	16,903	1	12	—	16,916
Corporate obligations	4,796	11	25	(1)	4,831
Student loan auction rate securities	1,900	—	—	(125)	1,775

	$23,607	$12	$37	$(126)	$23,530

ZOLL MEDICAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

As of September 27, 2009, available-for-sale securities consisted of the following:

	Cost	Accrued Interest	Gross Unrealized		Estimated Fair Value
(000’s omitted)			Gains	Losses
Money-market funds	$20	$—	$—	$—	$20
U.S. government agency and Treasury securities	16,803	10	20	—	16,833
Corporate obligations	4,861	11	21	(2)	4,891
Student loan auction rate securities	1,900	—	—	(143)	1,757

	$23,584	$21	$41	$(145)	$23,501

The contractual maturities of these investments as of January 3, 2010 were as follows:

(000’s omitted)	Cost	Fair Value
Within 1 year	$21,900	$21,794
After 1 year through 5 years	1,678	1,708
After 5 years through 10 years	—	—
After 10 years	29	28

	$23,607	$23,530

The contractual maturities of these investments as of September 27, 2009 were as follows:

(000’s omitted)	Cost	Fair Value
Within 1 year	$20,285	$20,174
After 1 year through 5 years	3,236	3,264
After 5 years through 10 years	22	23
After 10 years	41	40

	$23,584	$23,501

The Company’s available-for-sale securities were included in the following captions in the condensed consolidated balance sheets:

(000’s omitted)	January 3, 2010	September 27, 2009
Cash equivalents	$16,006	$15,918
Marketable securities	7,524	7,583

	$23,530	$23,501

During fiscal 2008, the Company reclassified approximately $2 million of its marketable securities from current assets to non-current assets due to the illiquidity in the auction-rate securities market. The underlying assets of these investments are student loans that are backed by the federal government. During fiscal 2008, auctions failed for the auction rate securities. As a result, the Company’s ability to liquidate and fully recover the carrying value of the auction rate securities in the near term may be limited. An auction failure means that the parties wishing to sell the securities could not do so. The Company’s auction rate securities are currently rated “AAA” by Standard and Poor’s. The Company recorded a $100,000 impairment charge in fiscal 2008 on these securities based on valuation models. Subsequently, the Company entered into a Rights Agreement with UBS Financial Services, Inc. (“UBS”), through which these securities were acquired. The Rights Agreement entitles the Company to sell these securities to UBS at any time between June 30, 2010 and July 2, 2012 for par value. The Company will continue to receive interest payments based on the default provisions in the instruments until the securities are sold on the market or sold to UBS during the period established by the Rights Agreement. If the Company does not exercise its right to sell the auction rate securities to UBS by July 2, 2012, the right to sell will expire, and UBS will have no further obligation to the Company. The Rights Agreement releases UBS from all claims related to the securities except consequential damages. UBS has the right to purchase the auction rate securities at par value, without prior notice, from the Company at any time after the acceptance date. The Company expects to exercise its option to sell these securities to UBS for par value shortly after June 30, 2010. Accordingly, as of January 3, 2010, these marketable securities are classified as short-term marketable securities. The Company believes there is no further impairment of these securities, primarily due to the government guarantee of the underlying securities and also because of the agreement by UBS to purchase, at the Company’s option, from June 30, 2010 to July 2, 2012, the auction rate securities that the Company originally acquired from UBS.

ZOLL MEDICAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Gross realized gains and (losses) on available-for-sale securities for the three months ended January 3, 2010 and December 28, 2008, included in “Investment and other income (expense), net” on the consolidated income statements, were as follows:

(000’s omitted)	Jan. 3, 2010	Dec. 28, 2008
Gross realized gains	$—	$2
Gross realized losses	—	(237)

Total, net	$—	$(235)

16. Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements:

During the first quarter of fiscal 2010, the Company adopted the remaining provisions of ASC 820 (formerly referred to as SFAS No. 157, Fair Value Measurements) related to non-financial assets and non-financial liabilities, except for certain items that are recognized or disclosed at fair value in the financial statements on a recurring basis, as well as the provisions of ASC 350-30-25-5 (formerly referred to as EITF Issue No. 08-7, Accounting for Defensive Intangible Assets) as they apply to defensive intangible assets. ASC 820-10-15-1A deferred the adoption of the remaining provisions of ASC 820 to the first quarter of fiscal 2010. The adoption of these standards did not have a material impact on the Company’s consolidated financial statements. However, the effect of these standards could be material in future periods to the extent they impact the manner in which the Company assesses fair value of non-financial assets and liabilities and depending on the extent to which defensive intangible assets are acquired.

In September 2009, the FASB ratified ASC Update (“ASU”) No. 2009-13, Multiple-Deliverable Revenue Arrangements (formerly EITF 08-1), or ASU 2009-13. ASU 2009-13, amends existing revenue recognition accounting pronouncements that are currently within the scope of FASB Accounting Standards Codification, or ASC, Subtopic 605-25 (previously included within EITF Issue No. 00-21, Revenue Arrangements with Multiple Deliverables, or EITF 00-21). ASU 2009-13 provides for two significant changes to the existing multiple element revenue recognition guidance. First, this guidance deletes the requirement to have objective and reliable evidence of fair value for undelivered elements in an arrangement and will result in more deliverables being treated as separate units of accounting. The second change modifies the manner in which the transaction consideration is allocated across the separately identified deliverables. These changes may result in entities recognizing more revenue up-front, and entities will no longer be able to apply the residual method and defer the fair value of undelivered elements. Upon adoption of these new rules, each separate unit of accounting must have a selling price, which can be based on management’s estimate when there is no other means to determine the fair value of that undelivered item, and the arrangement consideration is allocated based on the elements’ relative selling price. This accounting guidance is effective no later than fiscal years beginning on or after June 15, 2010 but may be early adopted as of the first quarter of an entity’s fiscal year. Entities may elect to adopt this accounting guidance either through prospective application to all revenue arrangements entered into or materially modified after the date of adoption or through a retrospective application to all revenue arrangements for all periods presented in the financial statements. The Company adopted this revised accounting guidance prospectively for the first quarter of fiscal 2010 as permitted by the guidance. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In September 2009, the FASB ratified ASU No. 2009-14, Applicability of SOP 97-2 to Certain Arrangements that Include Software Elements (formerly EITF Issue No. 09-3, Certain Revenue Arrangements that Include Software Elements), which amends the existing accounting guidance for how entities account for arrangements that include both hardware and software, which typically resulted in the sale of hardware being accounted for under the software revenue recognition rules. This accounting guidance changes revenue recognition for tangible products containing software elements and non-software elements. The tangible element of the product is always outside of the scope of the software rules, and the software elements of tangible products when the software element and non-software elements function together to deliver the product’s essential functionality are outside of the scope of the software rules. As a result, both the hardware and qualifying related software elements are excluded from the scope of the software revenue guidance and accounted for under the revised multiple-element revenue recognition guidance. ASU 2009-14 is effective for all fiscal years beginning on or after June 15, 2010 with early adoption permitted. Entities must adopt ASU 2009-14 and ASU 2009-13 in the same manner and at the same time. The Company adopted this revised accounting guidance prospectively for the first quarter of fiscal 2010 as permitted by the guidance. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In April 2008, the FASB issued new requirements for FASB ASC 350, Intangibles—Goodwill and Other Intangibles—Overall, based on FSP No. FAS 142-3, Determination of the Useful Life of Intangible Assets. This new guidance amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB ASC 350, Intangibles—Goodwill and Other Intangibles. The objective of these new requirements is to improve the consistency between the useful life of a recognized intangible asset under FASB ASC 350, Intangibles—Goodwill and Other Intangibles and the period of expected cash flows used to measure the fair value of the asset under FASB ASC 805, Business Combinations. The new requirements apply to all intangible assets, whether acquired in a business combination or otherwise, and shall be effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years and should be applied prospectively to intangible assets acquired after the effective date. Early adoption is prohibited. The Company adopted this guidance in the first quarter of fiscal 2010. The adoption of these new requirements did not have a material impact on the Company’s consolidated results of operations or financial condition.

ZOLL MEDICAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

In December 2007, new requirements were issued for FASB ASC 810, Consolidation, based on SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51. This new guidance establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The new requirements became effective as of the beginning of the Company’s fiscal year 2010. The new requirements did not have a material impact on the Company’s financial statements. With respect to potential transactions that may be executed subsequent to adoption, the accounting consequences could be materially different than under the prior accounting rules.

In December 2007, the FASB issued updated guidance related to business combinations, which is included in the Codification in FASB ASC 805, Business Combinations (“FASB ASC 805”), formerly SFAS No. 141 (R), Business Combinations. The updated guidance in FASB ASC 805 establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The new requirements also provide guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The updated requirements of ASC 805 became effective as of the beginning of the Company’s fiscal year beginning September 28, 2009. The new requirements are adopted on a prospective basis for new acquisitions subsequent to the effective date. With respect to potential transactions that may be executed subsequent to adoption, the accounting consequences could be materially different than under the prior accounting rules.

In April 2009, the FASB issued additional new guidance on FASB ASC 805, Business Combinations, formerly FSP FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies. This new guidance addresses the initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. The new guidance is effective as of the beginning of the Company’s fiscal year beginning September 28, 2009. With respect to potential transactions that may be executed subsequent to adoption, the accounting consequences could be materially different than under the prior accounting rules.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

We are committed to developing and marketing medical devices and software solutions that help advance emergency care and save lives, while increasing clinical and operational efficiencies. With products for defibrillation and monitoring, circulation and CPR feedback, data management, fluid resuscitation, and temperature management, we provide a comprehensive set of technologies which help clinicians, EMS and fire professionals, and lay rescuers treat victims needing resuscitation and critical care.

We intend for this discussion and analysis to provide you with information that will assist you in understanding our consolidated financial statements. Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. This discussion and analysis should be read in conjunction with our consolidated financial statements as of January 3, 2010 for the three months then ended, and the notes thereto.

Our fiscal 2010 consists of 53 weeks. Our three months ended January 3, 2010 included the additional week and, therefore, consisted of 14 weeks, while the three months ended December 28, 2008 consisted of 13 weeks. We estimate that the revenue and expense impact of the additional week was approximately $2 million each during the three months ended January 3, 2010.

Sales for the three months ended January 3, 2010 increased 18% to $105.2 million, as compared to the same period in the prior year. The results include approximately $4.6 million of revenue derived from our new Temperature Management business, whose assets we acquired from Alsius Corporation in May 2009. Revenues also included a positive foreign exchange impact of approximately $2.3 million compared to the first quarter of fiscal 2009. Of the $2.3 million impact on revenue due to foreign exchange, approximately $1.7 million is reflected within our International operations related to the Euro, Australian Dollar and British Pound, while the remaining $0.6 million is related to the Canadian Dollar within our North American operations. We also received a modest benefit from sales of Welch Allyn AED products during the first quarter of 2010. The remaining increase in sales was driven by the LifeVest and International businesses. Although the North American Hospital and EMS environments continue to experience spending constraints due to the current economic environment, revenue from these markets was consistent with the prior-year quarter.

Three Months Ended January 3, 2010 Compared To Three Months Ended December 28, 2008

Sales

Net sales by customer/product categories are as follows:

(000’s omitted)	January 3, 2010	December 28, 2008	% Change
Devices and Accessories to the Hospital Market-North America	$24,797	$20,288	22%
Devices, Accessories, and Data Management Software to the Pre-hospital Market-North America	44,571	39,110	14%
Other Products to North America	6,091	6,291	(3)%

Subtotal North America	75,459	65,689	15%
All Products to the International Market	29,753	23,773	25%

Net Sales	$105,212	$89,462	18%

Net sales increased 18% for the three months ended January 3, 2010, compared to the prior-year period.

Sales to the North American hospital market increased approximately $4.5 million, or 22%, compared to the same period a year ago. The increase includes approximately $2.7 million of revenue derived from our new Temperature Management business. The remainder of the increase was attributable to an increase in volume of US Military/Big Government sales and professional defibrillators sold to hospitals.

Sales to the North American pre-hospital market increased approximately $5.5 million, or 14% during the three months ended January 3, 2010, compared to the same quarter in the prior year. The increase in North American pre-hospital market sales was the result of increased volume in LifeVest (our wearable defibrillator product) revenue of approximately $6.3 million. Modestly lower AutoPulse and AED sales during the three months ended January 3, 2010 were partially offset by an increase in data management software sales.

International sales increased approximately $6.0 million, or 25% during the three months ended January 3, 2010, in comparison to the prior-year period. Sales by our international subsidiaries had a positive impact from foreign currency exchange rate fluctuations of approximately $1.8 million. The increase also includes approximately $1.9 million of revenue derived from our Temperature Management business. The remainder of the increase was due to increased volume of professional defibrillators, AEDs and AutoPulse.

Total sales of the AutoPulse product decreased 13% during the three months ended January 3, 2010, compared to the three months ended December 28, 2008. The decrease in sales volume to the North American pre-hospital market was partially offset by increased volume of AutoPulse sales in the International and North American hospital businesses. Total AutoPulse sales were approximately $3.9 million in comparison to $4.5 million in the prior-year quarter.

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

Gross margin for the three months ended January 3, 2010 increased from 52.4% to 53.4%, compared to the same period in the prior year. This increase primarily reflected the positive impact of foreign exchange rate fluctuations on revenue. Other factors, including changes in business mix, affecting the fluctuation in gross margin each individually represented less than one percentage point of our overall gross margin. Our gross margin tends to fluctuate from period to period as a result of product and geographical mix.

Backlog

Backlog increased to approximately $17 million at January 3, 2010, compared to approximately $8.3 million at December 28, 2008. Typically, our backlog decreases sequentially during the first and second quarters, remains flat during the third quarter, and increases during the fourth quarter due to the purchasing practices of our customers. We believe the maintenance of a modest backlog will help improve our efficiency, lower our costs and improve our profitability as we believe it will make it less likely that we will be required to incur substantial additional costs at the end of the quarter. Due to possible changes in delivery schedules, cancellation of orders and delays in shipments, our backlog at any particular date is not necessarily an accurate predictor of revenue for any succeeding period.

Costs and Expenses

Operating expenses for the three months ended January 3, 2010 and December 28, 2008 were as follows:

(000’s omitted)	January 3, 2010	% of Sales	December 28, 2008	% of Sales	Change %
Selling and marketing	$31,611	30%	$26,549	30%	19%
General and administrative	9,511	9%	7,633	9%	25%
Research and development	11,363	11%	7,969	9%	43%

Total expenses	$52,485	50%	$42,151	47%	25%

As a percentage of sales, selling and marketing expenses for the three months ended January 3, 2010 was flat as compared to the three months ended December 28, 2008. The increased dollar spending primarily reflected increased personnel-related expenses for the LifeVest sales force and related sales organization, including commission, salaries and fringe benefits that are supporting the increased LifeVest revenue. Additionally, we have built a discrete North American Temperature Management sales force following our acquisition of the intravascular temperature management business from Alsius.

As a percentage of sales, general and administrative expenses remained consistent at 9% of sales during the three months ended January 3, 2010, compared to the three months ended December 28, 2008. The increased dollar spending during the three months ended January 3, 2010 primarily reflected increased salaries and fringe benefits, particularly in support of the LifeVest business and the Company’s 401k match.

As a percentage of sales, research and development expenses for the three months ended January 3, 2010 increased approximately two percentage points to 11% compared to 9% for the three months ended December 28, 2008. Research and development expenses increased for the three months ended January 3, 2010 compared to the three months ended December 28, 2008, due predominantly to personnel-related costs including the additional personnel hired in connection with the strategic alliance with Welch Allyn.

Investment and Other Income (Expense), Net

Investment and other income (expense), net includes interest income, realized and unrealized foreign exchange gains and losses, and other income and expense. Investment and other income (expense), net totaled approximately $(22,000) and $(869,000) for the three months ended January 3, 2010 and December 28, 2008, respectively. This improvement is primarily the result of the weaker US dollar during the first quarter of 2010 as we marked our foreign denominated intercompany receivables to market at the end of the quarter.

Income Taxes

Our effective tax rate for the three months ended January 3, 2010 and December 28, 2008 was 37% and 26%, respectively. The increased rate resulted from a discrete benefit in the first quarter of fiscal 2009 provided by the research and development tax credit being applied to expected annual earnings. Subsequent to the end of fiscal 2008, Congress extended the research and development tax credit which allowed us to record seven quarters worth of credits in fiscal 2009 versus only one quarter of credits in fiscal 2010.

At January 3, 2010 and September 27, 2009, we had $4.9 million of gross unrecognized tax benefits, all of which, if recognized, would affect our effective tax rate. Of the $4.9 million balance, we expect approximately $500,000 to reverse in fiscal 2010.

We are subject to U.S. federal income tax as well as the income tax of multiple states and foreign jurisdictions. We have concluded all U.S. federal and most state and foreign income tax matters through fiscal 2005. Our tax return covering fiscal 2007 is currently being audited by the IRS. To date, no material adjustments have been proposed. The acquired losses from Revivant, the business acquired in fiscal 2005, for tax years 1997 through 2004 remain open to examination by the IRS to the extent losses are claimed in open years.

Our historical practice is to recognize interest and penalties related to income tax matters in income tax expense. We had $474,000 and $426,000 accrued for interest and penalties at January 3, 2010 and September 27, 2009, respectively.

We currently estimate that our fiscal 2010 effective tax rate will be approximately 35% assuming the retroactive extension of the research and development tax credit.

Liquidity and Capital Resources

We believe that our overall financial condition remains strong. Our cash, cash equivalents and short-term marketable securities at January 3, 2010 totaled $63.8 million, compared with $58.6 million at September 27, 2009. We continue to have no long-term debt.

As we have previously stated, we have used cash, and it is possible we will use additional cash, to assist customers who transition to our products with various financing arrangements. We also may use cash to assist creditworthy customers with various financing arrangements as a result of the current difficult liquidity and credit environment.

Cash Requirements

We believe that the combination of existing cash, cash equivalents, and highly liquid short-term investments, together with future cash to be generated by operations and amounts available under our line of credit, will be sufficient to meet our ongoing operating and capital expenditure requirements for the foreseeable future. We believe we have, and will maintain, sufficient cash to meet future contingency payments related to the Lifecor and Infusion Dynamics acquisitions (payments to Lifecor may be made in cash or the Company’s common stock at our option.) For example, during the quarter ended January 3, 2010, we paid $3.5 million of the approximately $12.8 million earn-out payment for fiscal 2009 in cash to the former stockholders of Lifecor. The remaining $9.3 million of the Lifecor earn-out payment for fiscal 2009 was paid in cash during the second quarter of our fiscal 2010 in January 2010.

We may also need to use these funds in the future for potential acquisitions.

Sources and Uses of Cash

To assist with the discussion, the following table presents the abbreviated cash flows for the three months ended January 3, 2010 and December 28, 2008:

(000’s omitted)	Three months ended January 3, 2010	Three months ended December 28, 2008
Net income	$2,310	$2,894
Changes not affecting cash	5,572	4,757
Changes in current assets and liabilities	(333)	3,202

Cash provided by operating activities	7,549	10,853
Cash used for investing activities	(6,898)	(1,257)
Cash provided by financing activities	4,441	44
Effect of foreign exchange rates on cash	146	(2,763)

Net change in cash and cash equivalents	5,238	6,877
Cash and cash equivalents - beginning of period	51,061	36,675

Cash and cash equivalents - end of period	$56,299	$43,552

Operating Activities

Cash provided by operating activities of $7.5 million for the three months ended January 3, 2010 decreased approximately $3.3 million compared to cash provided by operating activities for the three months ended December 28, 2008 of $10.9 million. The decrease in cash provided by operating activities for the three months ended January 3, 2010, as compared to the three months ended December 28, 2008, was primarily attributable to higher inventory in support of increased levels of business. The increased inventory were partially offset by a decrease in cash payments for accounts payable and accrued expenses for the three months ended January 3, 2010 as compared to the three months ended December 28, 2008.

Investing Activities

Cash used in investing activities during the three months ended January 3, 2010 increased by approximately $5.6 million from cash used in investing activities during the three months ended December 28, 2008. This increase is primarily attributable to the approximately $10.0 million generated in the three months ended December 28, 2008 from net sales of marketable securities compared to approximately $122,000 generated from net sales of marketable securities during the three months ended January 3, 2010. This increase was partially offset by the absence of any acquisitions and fewer additions to property and equipment made in the quarter ended January 3, 2010 as compared to the same period in the prior year.

Financing Activities

Cash provided by financing activities during the three months ended January 3, 2010 increased approximately $4.4 million compared to the three months ended December 28, 2008. The change reflects a substantially higher number of stock options exercised during the current three-month period (options for 244,750 shares exercised in the current period compared to options for 3,102 shares exercised in the previous year period).

Investments

In March 2004, we acquired substantially all the assets of Infusion Dynamics. Under the terms of the acquisition, we are obligated to make additional earn-out payments through 2011 (“contingencies”) based on performance of the acquired business (See Note 8). Because additional consideration is based on the growth of sales, a reasonable estimate of the future payments to be made cannot be determined. As these contingencies are resolved and the consideration is distributable, we record the fair value of the additional consideration as additional cost of the acquired assets. Our earn-out payments, in the form of cash, for fiscal 2009 and 2008 were both approximately $19,000. The annual earn-outs were accrued during the fiscal period when earned and paid out in the subsequent fiscal period.

We exercised our option to acquire the business and assets of Lifecor on March 22, 2006 and acquired the business and assets on April 10, 2006. We assumed Lifecor’s outstanding debt (plus an additional $3.0 million owed to us, which was cancelled) and certain stated liabilities. We paid the third-party debt in April 2006. We agreed to pay additional consideration in the form of earn-out payments to Lifecor based upon future revenue growth of the acquired business over a five-year period (See Note 8). The earn-out payment to Lifecor was made in the form of cash for fiscal 2008 in the approximate amount of $4.5 million. In the fourth quarter of fiscal 2009, we accrued approximately $12.8 million for the fiscal 2009 earn-out. We paid in cash approximately $3.5 million of the fiscal 2009 earn-out in the first quarter of fiscal 2010, and the remainder of the earn-out was paid in cash during the second quarter of fiscal 2010. The annual earn-outs were accrued during the fiscal period when earned and paid out in the subsequent fiscal period. Because additional consideration will be based on the growth of sales, a reasonable estimate of the total acquisition cost cannot be determined.

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

Debt Instruments and Related Covenants

We maintain an unsecured working capital line of credit with our bank. Under this working capital line, we may borrow, on a demand basis, up to $12 million. This line of credit bears interest at the rate of LIBOR plus 4% to 6%. No borrowings were outstanding on this line during fiscal 2009 or as of January 3, 2010. There are no covenants related to this line of credit.

Off-Balance Sheet Arrangements

Our only off-balance sheet arrangements consist of non-cancelable operating leases entered into in the ordinary course of business and two minimum purchase commitment contracts for critical raw material components. The table shown below in the next section titled “Contractual Obligations and Other Commercial Commitments” shows the amounts of our operating lease commitments and purchase commitments payable by year. For liquidity purposes, we generally choose to lease our facilities instead of purchasing them.

Contractual Obligations and Other Commercial Commitments

The following table sets forth certain information concerning our obligations and commitments to make future payments under contracts, such as lease agreements.

	Payments Due by Period
(000’s omitted)	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Contractual Obligations
Non-Cancelable Operating Lease Obligations	$11,000	$3,234	$3,865	$2,295	$1,606
Purchase Obligations	4,773	1,526	1,632	1,615	—

Total Contractual Obligations	$15,773	$4,760	$5,497	$3,910	$1,606

We lease certain office and manufacturing space under operating leases. Our office leases are subject to adjustments based on actual floor space occupied. The leases also require payment of real estate taxes and operating costs. In addition to the office leases, we lease automobiles for business use by a portion of the sales force.

Our executive headquarters and defibrillator and fluid resuscitation manufacturing operations are located in Chelmsford, Massachusetts. The Chelmsford facility is covered by an eight year lease, beginning July 1, 2003 and expiring on June 29, 2011. The agreement does not contain a renewal period and provides that we pay a pro-rata amount of the landlord’s real estate tax and operating expenses based upon square footage. The lease also provided us with an allowance of approximately $3.7 million for any construction costs associated with their relocation efforts to the leased facility. This reimbursement has been recorded as a deferred lease incentive within accrued expenses and other liabilities and is being amortized as a reduction to rent expense over the life of the lease. Any leasehold improvements made as part of the relocation have been capitalized as leasehold improvements within Property and Equipment and are being amortized over the eight year life of the lease.

Purchase obligations include all legally binding contracts that are non-cancelable. Purchase orders or contracts for the purchase of raw materials and other goods and services are not included in the table above. Purchase orders represent authorizations to purchase rather than binding agreements. For the purposes of the table above, purchase obligations for the purchase of goods and services are defined as agreements that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Our purchase orders are based upon our current inventory needs and are fulfilled by our suppliers within short time periods. We also enter into contracts for outsourced services; however, the obligations under these contracts are not significant and the contracts generally contain provisions allowing for cancellation without significant penalty.

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

Hedging Activities

We had one foreign currency forward contract outstanding at January 3, 2010 in the notional amount of approximately 5.5 million Euros, serving to mitigate the foreign currency risk of a substantial portion of our Euro-denominated intercompany balances. The net settlement amount of this contract on January 3, 2010 is an unrealized gain of approximately $9,000, which is included in earnings within “investment and other income (expense), net.” We had a net realized gain of approximately $174,000 from foreign currency forward contracts during the quarter ended January 3, 2010, which is included in earnings within “investment and other income (expense), net,” compared to a net realized gain of approximately $1.6 million for the prior year’s quarter.

Legal and Regulatory Affairs

We are, from time to time, involved in the normal course of its business in various legal proceedings, including intellectual property, contract, employment and product liability suits. Although we are unable to quantify the exact financial impact of any of these matters, we believe that none of the currently pending matters will have an outcome material to our financial condition or business.

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

Our sales to customers often include a device, disposables and other accessories. For the vast majority of our shipments, all deliverables are shipped together. However, in cases some elements of a multiple element arrangement are not delivered as of a reporting date. In September 2009, the FASB amended the accounting standards related to revenue recognition for arrangements with multiple deliverables and include some software elements. We have adopted this new guidance prospectively during the first quarter of 2010. Under the historical accounting guidance, FASB ASC 605-25, Multiple Element Arrangements (formerly Emerging Issues Task Force (“EITF”) Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables), we deferred the fair value of the undelivered elements and only recognized the revenue related to the delivered elements if we had established fair value for the undelivered elements. If we had not established fair value for any undelivered elements, the entire order was deferred. Under the new guidance of ASU No. 2009-13, Multiple-Deliverable Revenue Arrangements (formerly EITF 08-1), fair value as the measurement criteria is replaced with the term selling price and establishes a hierarchy for determining the selling price of a deliverable. ASU No. 2009-13 also eliminates the use of the residual value method for determining the allocation of arrangement consideration. For multi-element arrangements, we allocate revenue to all deliverables based on their relative selling prices. In such circumstances, we use a hierarchy to determine the selling price to be used for allocating revenue to deliverables as follows: (i) vendor-specific objective evidence of fair value (“VSOE”), (ii) third-party evidence of selling price (“TPE”), and (iii) best estimate of the selling price (“ESP”). VSOE generally exists only when we sell the deliverable separately and is the price actually charged for that deliverable. Our process for determining an ESP for deliverables without VSOE or TPE considers multiple factors that may vary depending upon the unique facts and circumstances related to each deliverable. Revenues are recorded net of estimated returns. See Notes 1 and 16 to the condensed, consolidated financial statements for further discussion on the adoption of ASU No. 2009-13.

We license software under non-cancelable license agreements and provide services including training, installation, consulting and maintenance, which consists of product support services, and unspecified upgrade rights (collectively, post-contract customer support, “PCS”). Revenue from the sale of software is recognized in accordance with FASB ASC 985-605, Software—Revenue Recognition (formerly SOP 97-2). License fee revenues are recognized when a non-cancelable license agreement has been signed, the software product has been delivered, there are no uncertainties surrounding product acceptance, the fees are fixed or determinable, and collection is considered probable. Revenues from maintenance agreements and upgrade rights are recognized ratably over the period of service. Revenue for services, such as software deployment and consulting, is recognized when the service is performed. Our software arrangements contain multiple elements, which include software products, services and PCS. Generally, we do not sell computer hardware products with our software products. We will occasionally facilitate the hardware purchase by providing information to the customer such as where to purchase the equipment. We generally do not have vendor-specific objective evidence of fair value for our software products. We do, however, have vendor-specific objective evidence of fair value for items such as consulting and technical services, deployment and PCS based upon the price charged when such items are sold separately. Accordingly, for transactions where vendor-specific objective evidence exists for undelivered elements but not for delivered elements, we use the residual method. Under the residual method, the total fair value of the undelivered elements, as indicated by vendor-specific objective evidence, is deferred and the difference between the total arrangement fee and the amount deferred for the undelivered elements is recognized as revenue related to the delivered elements. If we cannot objectively determine the fair value of any undelivered element included in such multiple-element arrangements, we defer revenue until all elements are delivered and services have been performed, or until fair value can objectively be determined for any remaining undelivered elements.

We do not typically ship any of our software products to distributors or resellers. Our software products are sold by our sales force directly to the end user. We may sell software to system integrators who provide complete solutions to end users on a contract basis.

On September 28, 2009, we entered into a “state of readiness” contract awarded by the U.S. government to supply defibrillators on short notice. A similar contract with the U.S. government expired on September 27, 2009. Based upon the award, we expect to receive two types of payments from the U.S. government. The first payment of approximately $4 million that we expect to receive will be to reimburse us for the cost to acquire inventories required to meet potentially short-notice delivery schedules. We anticipate receiving this first payment during fiscal 2010 which amount will be carried within “Deferred revenue” on our balance sheet as a liability under government contracts. We also expect to receive a payment from the U.S. government to compensate us for managing the purchase, build, storage and inventory rotation process. We expect that this payment will also compensate us for making future production capacity available. The portion of this payment associated with the purchase and build aspects of the contract we expect will be recognized on a percentage of completion basis while the portion of the payment for the storage, inventory rotation and facilities charge we expect will be recognized ratably over the contract period. The contract has a one-year term with up to an additional four one-year extensions. Under this contract, the U.S. Government has two options to acquire defibrillators. The U.S. Government may buy on a replenishment basis, which means we will record a sale under our normal U.S. Government price list and maintain our “state of readiness”, or the U.S. Government may buy on a non-replenishment basis, which will generally allow us to obtain normal margins but will reduce our future obligations under this arrangement.

For those markets for which we sell separately priced extended warranties, revenue is deferred and recognized over the applicable warranty period, based upon the fair value of the contract.

We also generate rental revenue from our LifeVest product. Doctors prescribe the LifeVest equipment for use by their patients. The patients then rent the LifeVest product from us for use over a prescribed period of time, typically between 2 to 3 months. The patients are generally covered by health plan contracts, which typically contract with a third party payor that agrees to pay based on fixed or allowable reimbursement rates. Third party payors are entities such as insurance companies, governmental agencies, health maintenance organizations or other managed care providers. The rental income is recognized ratably over the rental period.

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

As of January 3, 2010, our accounts receivable balance of $76.6 million is reported net of allowances of $5.4 million. We believe our reported allowances at January 3, 2010 are adequate. If the financial conditions of our customers were to deteriorate, however, resulting in their inability to make payments, we might need to record additional allowances, resulting in additional expenses being recorded for the period in which such determination would be made.

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

Fair Value Measurements

During the first quarter of fiscal 2009, we adopted FASB ASC 820, Fair Value Measurements and Disclosures (formerly referenced as SFAS No. 157, Fair Value Measurements), which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. This new accounting standard does not require any new fair value measurements. We apply fair value accounting for all financial assets and liabilities and non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis. We had deferred implementation of FASB ASC 820 as it relates to our non-financial assets and non-financial liabilities that are recognized and disclosed at fair value in the financial statements on a nonrecurring basis until the first quarter of fiscal 2010. The implementation of FASB ASC 820 as it relates to non-financial assets and non-financial liabilities that are recognized and disclosed at fair value in the financial statements on a nonrecurring basis did not have a material impact on our financial statements this quarter. We define fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities, which are required to be recorded at fair value, we consider the principal or most advantageous market for the assets and liabilities and the market-based risk measurements or assumptions that market participants would use in pricing the asset or liability, such as inherent risk, transfer restrictions and credit risk.

Warranty Reserves

Our products are sold with warranty provisions that require us to remedy deficiencies in quality or performance over a specified period of time, usually one year for pre-hospital and international customers and five years for hospital customers. Revenue is deferred for pre-hospital customers who receive warranties beyond one year. Such revenue is then recognized over the period of extended warranty. We provide for the estimated cost of product warranties at the time product is shipped and revenue is recognized. The costs that we estimate include material, labor, and shipping. While we engage in product quality programs and processes, our warranty obligation is affected by product failure rates, material usage and service delivery costs incurred in correcting a product failure. We believe that our recorded liability of $4.1 million at January 3, 2010 is adequate to cover future costs for the servicing of our products sold through that date and under warranty. If actual product failure rates, material usage or service delivery costs differ from our estimates, revisions to the estimated warranty liability would be required.

Inventory

We value our inventories at the lower of cost or market. Cost is determined by the first-in, first-out (“FIFO”) method, including material, labor and factory overhead.

Inventory on hand may exceed future demand either because the product is outdated or obsolete, or because the amount on hand is in excess of future needs. We provide for the total value of inventories that we determine to be obsolete based on criteria such as customer demand and changing technologies. We estimate excess inventory amounts by reviewing quantities on hand and comparing those quantities to sales forecasts for the next 12 months, identifying historical service usage trends, and matching that usage with the installed base quantities to estimate future needs. At January 3, 2010, our inventory was recorded at net realizable value requiring reserves of $8.4 million, or 10.1%, of our $82.9 million of gross inventories.

Goodwill

At January 3, 2010, we had approximately $52.1 million in goodwill, primarily resulting from our acquisitions of Revivant (approximately $22 million), the assets of Lifecor (approximately $18 million), certain assets of BIO-key International, Inc. (approximately $5 million), the assets of Infusion Dynamics (approximately $4 million), and the assets of Alsius (approximately $3 million). We test our goodwill for impairment at least annually by comparing the fair value of our reporting units to the carrying value of those reporting units. Fair value is determined based on an estimate of the discounted future cash flows expected from the reporting units. The determination of fair value requires significant judgment on the part of management about future revenues, expenses and other assumptions that contribute to the net cash flows of the reporting units. Additionally, we periodically review our goodwill for impairment whenever events or changes in circumstances indicate that an impairment has occurred.

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

Risk Factors

We have modified the following risk factors from those risk factors contained in our Annual Report on Form 10-K for the fiscal year ended September 27, 2009, which was filed with the SEC on December 10, 2009:

•	“If We Fail to Compete Successfully in the Future Against Existing or Potential Competitors, Our Operating Results May Be Adversely Affected.”

•	“Healthcare Reform Legislation Could Adversely Affect Our Revenue and Financial Condition.”

•	“Recent Economic Trends Could Adversely Affect our Financial Performance.”

•	“The Adoption of Federal Medical Device Tax Surcharge by the U.S. Government Could Reduce Our Profitability.”

•	“We Are Conducting Clinical Trials Related to Newer Technologies Which May Prove Unsuccessful and Have a Negative Impact on Future Sales.”

•	“Fluctuations in Currency Exchange Rates May Adversely Affect Our International Sales.”

•	“Our International Sales Expose Our Business to a Variety of Risks That Could Result in Significant Fluctuations in Our Results of Operations.”

•	“We Have Only One Manufacturing Facility for Each of Our Major Products and Any Damage or Incapacitation of Any of the Facilities Could Impede Our Ability to Produce These Products.”

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

Our principal competitors in the area of temperature management are Philips (Innercool), Medivance Inc., Gaymar Industries, Inc. and Cincinnati SubZero Products, Inc. (CSZ). The temperature management market is primarily divided into “Intravascular” technologies and “Surface” technologies. Philips has entered both the intravascular and surface markets with the July 15, 2009 acquisition of Innercool Therapies, Incorporated. The Innercool RapidBlue™ system provides Philips an endovascular product that competes with ZOLL’s IVTM solution. Philips also competes in the surface cooling market with Innercool’s CoolBlue™ system (manufactured by CSZ). ZOLL expects Philips to be more active in the promotion of the Innercool technology. Medivance, Inc. markets the Arctic Sun® Temperature Management system. This surface technology utilizes gel coated pads that are placed directly on the patient’s skin. These pads can have either cold or warm water circulating depending upon the mode of operation. Medivance continues to aggressively market their products within the U.S. marketplace. Both Cincinnati SubZero (Blanketrol®) and Gaymar Industries, Inc. (Medi-Therm®) provide cooling blanket products that are wrapped around the patient.

The Resumption of Unrestricted Shipments of Physio-Control AEDs, a Division of Medtronic, May Adversely Affect our Revenues and Profits.

Physio-Control is under consent decree with the FDA which has had some impact on our business. For example, Physio-Control has not been shipping low-end AEDs. If they resume shipments, it may adversely affect our revenues in the future.

Healthcare Reform Legislation Could Adversely Affect Our Revenue and Financial Condition.

There have been numerous initiatives on the federal and state levels for comprehensive reforms affecting the reimbursement for healthcare services in the United States. These initiatives have ranged from changing federal and state healthcare reimbursement programs, including providing coverage to the public under governmental funded programs, to minor modifications to existing programs. In December 2009, the U.S. House of Representatives and the U.S. Senate passed separate bills that would have a wide-ranging impact on the U.S. healthcare system. This proposed legislation includes expanded public healthcare measures and substantial new taxes on the medical device industry. The ultimate content or timing of any future healthcare reform legislation, and its impact on us, is impossible to predict. If significant reforms are made to the healthcare system in the United States, or in other jurisdictions, those reforms may have an adverse effect on our financial condition and results of operations.

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

In addition, weakening economic conditions and outlook may result in a further decline in the level of our customers’ spending that could adversely affect our results of operations and liquidity. Our primary business is the sale of capital equipment. While customers may delay their capital equipment purchases of defibrillator products in the near-term due to the current economic environment, the equipment is a standard of care and will ultimately need to be replaced. However, we cannot be sure as to how long such delays may continue. However, our AutoPulse product and certain of our other products are not currently standards of care. Consequently, customers may indefinitely postpone the purchase of these products and any of their accessories. We are unable to predict the likely duration and severity of the current disruption in the domestic and global financial markets and the related adverse economic conditions. For example, we believe that the challenging sales environment is driven in large part by curtailed spending due to the general economic downturn and the uncertainty of healthcare reform legislation.

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

The Adoption of Federal Medical Device Tax Surcharge by the U.S. Government Could Reduce Our Profitability.

There has been discussion of imposing a federal medical device tax surcharge on all medical device companies to help pay for the proposed healthcare reform. Approximately 80% of our revenues come from capital equipment and related accessories sales. Although little benefit would be derived from healthcare reform as it relates to this portion of our business, the U.S. Congress is considering anywhere from a 2.5% to 5% surtax on 100% of our domestic revenues. As we would derive limited benefit from healthcare reform, we would seek to pass this surtax on to our customers. If we are unsuccessful, this surtax could reduce our profitability. Additionally, because of the uncertainty surrounding this issue, the impact of such a surtax, if passed, has not been reflected in our forward guidance.

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

Approximately 34% of our revenue in the first quarter of 2010 was generated in foreign markets. Approximately half of this revenue, representing our direct subsidiaries sales, is denominated in a foreign currency and, as such, is subject to direct foreign currency exposure. The currency exposure on the revenue is partially offset by the operating expenses which are also denominated in local currencies. The currency exposure is also partially offset by any forward contracts entered into to hedge our exposure to exchange rates. The other portion of revenue generated in the foreign markets is sold to distributors and is denominated in U.S. dollars. This revenue could be subject to price pressure as the U.S. dollar strengthens.

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

Our International Sales Expose Our Business to a Variety of Risks That Could Result in Significant Fluctuations in Our Results of Operations.

Approximately 34% of our sales for the first quarter of fiscal 2010 were made to foreign purchasers, and we plan to increase the sale of our products to foreign purchasers in the future. As a result, a significant portion of our sales is and will continue to be subject to the risks of international business, including:

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

Intangibles and Goodwill We Currently Carry on Our Balance Sheet May Become Impaired.

At January 3, 2010, we had approximately $89 million of goodwill and intangible assets on our balance sheet. These assets are subject to impairment if the cash flow that we generate from these assets specifically, or our business more broadly, are insufficient to justify the carrying value of the assets. Factors affecting our ability to generate cash flow from these assets include, but are not limited to, general market conditions, product acceptance, pricing and competition, distribution, costs of production and operations.

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

We had one foreign currency forward contract outstanding at January 3, 2010, serving to mitigate the foreign currency risk of a substantial portion of our Euro-denominated intercompany balances in the notional amount of approximately 5.5 million Euros. The fair value of this contract at January 3, 2010 was approximately $7.9 million, resulting in an unrealized gain of approximately $9,000. A sensitivity analysis of a change in the fair value of the derivative foreign exchange contracts outstanding at January 3, 2010 indicates that, if the U.S. dollar weakened by 10% against the different foreign currencies, the fair value of these contracts would decrease by approximately $787,000 resulting in a total loss on the contracts of approximately $779,000. Conversely, if the U.S. dollar strengthened by 10% against the different foreign currencies, the fair value of these contracts would increase by approximately $716,000 resulting in a total gain on the contracts approximately of $725,000. Any gains and losses on the fair value of the derivative contracts would be largely offset by losses and gains on the underlying transaction. These offsetting gains and losses are not reflected in the analysis below.

Intercompany Receivable Hedge

Exchange Rate Sensitivity: January 3, 2010

(Amounts in $)

	Expected Maturity Dates							Unrealized gain
	2010	2011	2012	2013	2014	Thereafter	Total
Forward Exchange Agreements (Receive $/Pay Euro) Contract Amount	$7,883,000						$7,883,000	$9,000
Average Contract Exchange Rate	1.4332	—	—	—	—	—	1.4332

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of January 3, 2010, the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures are effective.

Changes in Internal Controls Over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended January 3, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

We are, from time to time, involved in the normal course of its business in various legal proceedings, including intellectual property, contract, employment and product liability suits. Although we are unable to quantify the exact financial impact of any of these matters, we believe that none of the currently pending matters will have an outcome material to our financial condition or business.

Item 1A.	Risk Factors

We have modified the following risk factors from those risk factors contained in our Annual Report on Form 10-K for the fiscal year ended September 27, 2009, which was filed with the SEC on December 10, 2009:

•	“If We Fail to Compete Successfully in the Future Against Existing or Potential Competitors, Our Operating Results May Be Adversely Affected.”

•	“Healthcare Reform Legislation Could Adversely Affect Our Revenue and Financial Condition.”

•	“Recent Economic Trends Could Adversely Affect our Financial Performance.”

•	“The Adoption of Federal Medical Device Tax Surcharge by the U.S. Government Could Reduce Our Profitability.”

•	“We Are Conducting Clinical Trials Related to Newer Technologies Which May Prove Unsuccessful and Have a Negative Impact on Future Sales.”

•	“Fluctuations in Currency Exchange Rates May Adversely Affect Our International Sales.”

•	“Our International Sales Expose Our Business to a Variety of Risks That Could Result in Significant Fluctuations in Our Results of Operations.”

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

Item 5.	Other Information

(a)	Not applicable.

(b)	During the period covered by this report, there were no changes to the procedures by which security holders may recommend nominees to the Board of Directors.

Item 6.	Exhibits

Exhibit No.	Exhibit

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (2)

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (2)

(1)	Filed herewith.
(2)	Furnisheded herewith.
*	This certification shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, nor shall it be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZOLL MEDICAL CORPORATION

Date: February 11, 2010	By:	/S/ RICHARD A. PACKER
Richard A. Packer,
Chief Executive Officer
(Principal Executive Officer)

Date: February 11, 2010	By:	/S/ A. ERNEST WHITON
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