Form 10-Q
period 2010-04-04
ZOLL MEDICAL CORP
filed 2010-05-14
CIK 887568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 4, 2010.

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock as of the latest practicable date:

Class	Outstanding at May 10, 2010
Common Stock, $0.01 par value	21,434,547

This document consists of 48 pages.

ZOLL MEDICAL CORPORATION

FORM 10-Q

Forward-Looking Information

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. ZOLL Medical Corporation (the “Company,” “we,” “our,” or “us”) makes such forward-looking statements under the provisions of the “Safe Harbor” section of the Private Securities Litigation Reform Act of 1995. Actual future results may vary materially from those projected, anticipated, or indicated in any forward-looking statements as a result of certain known and unknown risk factors. Readers should pay particular attention to the risk factors described in Part I, Item 2 of this report under the section of Management’s Discussion and Analysis of Financial Condition and Results of Operations entitled “Risk Factors.” Readers should also carefully review the risk factors described in the other documents that we file from time to time with the Securities and Exchange Commission (“SEC”). In this report, the words “anticipates,” “believes,” “expects,” “intends,” “sees,” “future,” “may,” “could,” “estimates,” and similar words or expressions (as well as other words or expressions referencing future events, conditions or circumstances) identify forward-looking statements. The Company assumes no obligation to update forward-looking statements or update the reasons why actual results, performances or achievements could differ materially from those provided in the forward-looking statements, except as required by law.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ZOLL MEDICAL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(000’s omitted, except per share data)

(Unaudited)

	Apr 4, 2010	Sept. 27, 2009
Assets
Current assets:
Cash and cash equivalents	$44,408	$51,061
Marketable securities	7,206	7,583
Accounts receivable, less allowances of $5,582 and $5,464 at April 4, 2010 and September 27, 2009, respectively	83,481	80,535
Inventories:
Raw materials	32,850	31,422
Work-in-process	6,716	7,505
Finished goods	35,184	30,773

	74,750	69,700
Prepaid expenses and other current assets	21,800	21,240

Total current assets	231,645	230,119

Property and equipment at cost:
Land, building and improvements	1,323	1,296
Machinery and equipment	106,123	93,124
Construction in progress	2,524	2,499
Tooling	18,397	17,780
Furniture and fixtures	4,143	4,157
Leasehold improvements	6,077	5,762

	138,587	124,618
Less accumulated depreciation and amortization	89,960	83,978

Net property and equipment	48,627	40,640
Investments	1,310	1,310
Notes receivable	3,959	3,897
Goodwill	52,771	52,100
Patents and developed technology, net	23,044	23,923
Deferred tax asset	908	724
Intangibles and other assets, net	19,253	19,134

	$381,517	$371,847

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$22,561	$20,036
Deferred revenue	20,388	12,998
Accrued expenses and other liabilities	27,403	40,455

Total current liabilities	70,352	73,489

Non-Current liabilities:
Other long-term liabilities	16,962	17,800

Total liabilities	87,314	91,289

Commitments and contingencies (Note 14)

Stockholders’ equity:
Preferred stock, $0.01 par value, authorized 1,000 shares, none issued or outstanding	—	—
Common stock, $0.01 par value, authorized 38,000 shares, 21,374 and 21,062 issued and outstanding at April 4, 2010 and September 27, 2009, respectively	214	210
Capital in excess of par value	166,823	159,224
Accumulated other comprehensive loss	(8,058)	(8,134)
Retained earnings	135,224	129,258

Total stockholders’ equity	294,203	280,558

	$381,517	$371,847

See notes to unaudited condensed consolidated financial statements.

ZOLL MEDICAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(000’s omitted, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	April 4, 2010	March 29, 2009	April 4, 2010	March 29, 2009
Product sales	$90,374	$82,183	$180,712	$163,055
Rental revenue	16,684	10,525	31,558	19,115

Total revenue	107,058	92,708	212,270	182,170
Cost of products sold	44,487	42,084	89,937	82,618
Cost of rental revenue	3,871	2,479	7,462	4,494

Total cost of revenue	48,358	44,563	97,399	87,112

Gross profit	58,700	48,145	114,871	95,058
Expenses:
Selling and marketing	32,472	27,632	64,083	54,181
General and administrative	9,403	7,993	18,914	15,626
Research and development	11,292	10,116	22,655	18,085

Total expenses	53,167	45,741	105,652	87,892

Income from operations	5,533	2,404	9,219	7,166
Investment and other income (expense), net	248	237	226	(632)

Income before income taxes	5,781	2,641	9,445	6,534
Provision for income taxes	2,125	859	3,479	1,858

Net income	$3,656	$1,782	$5,966	$4,676

Basic earnings per common share	$0.17	$0.08	$0.28	$0.22

Weighted average common shares outstanding	21,369	21,077	21,292	21,069

Diluted earnings per common and common equivalent share	$0.17	$0.08	$0.28	$0.22

Weighted average common and common equivalent shares outstanding	21,759	21,160	21,625	21,219

See notes to unaudited condensed consolidated financial statements.

ZOLL MEDICAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(000’s omitted)

(Unaudited)

	Six Months Ended
	Apr. 4, 2010	Mar. 29, 2009
OPERATING ACTIVITIES:
Net income	$5,966	$4,676
Charges not affecting cash:
Depreciation and amortization	11,705	8,698
Stock-based compensation expense	1,795	1,694
Changes in current assets and liabilities:
Accounts receivable	(3,244)	223
Inventories	(15,891)	(7,071)
Prepaid expenses and other current assets	(589)	(1,210)
Accounts payable and accrued expenses	8,614	13,982

Cash provided by operating activities	8,356	20,992

INVESTING ACTIVITIES:
Purchases of marketable securities	—	(33,030)
Sales of marketable securities	451	35,749
Additions to property and equipment	(6,299)	(9,988)
Cash paid for acquired assets	—	(3,748)
Milestone payments related to prior years’ acquisitions	(12,798)	(4,500)
Other assets, net	(1,790)	(2,224)

Cash used for investing activities	(20,436)	(17,741)
FINANCING ACTIVITIES:
Exercise of stock options	5,808	152

Cash provided by financing activities	5,808	152
Effect of exchange rates on cash and cash equivalents	(381)	(3,052)

Net (decrease) increase in cash and cash equivalents	(6,653)	351
Cash and cash equivalents at beginning of period	51,061	36,675

Cash and cash equivalents at end of period	$44,408	$37,026

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period:
Income taxes	$2,891	$1,179

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

In September 2009, the FASB ratified ASC Update (“ASU”) No. 2009-13, Multiple-Deliverable Revenue Arrangements (formerly EITF 08-1), or ASU 2009-13. ASU 2009-13 amends existing revenue recognition accounting pronouncements that are currently within the scope of FASB Accounting Standards Codification, or ASC, Subtopic 605-25 (previously included within EITF Issue No. 00-21, Revenue Arrangements with Multiple Deliverables, or EITF 00-21). The Company elected to adopt this accounting guidance prospectively in the first quarter of fiscal 2010 as permitted under the pronouncement.

Sales to customers often include a device, disposables and other accessories. For the vast majority of sales orders, all deliverables are shipped together. However, in some cases an element of a multiple element arrangement may not be delivered as of a reporting date. Under the historical accounting guidance, the fair value of the undelivered elements was deferred and only the revenue related to the delivered elements would be recognized if fair value had been established for the undelivered elements. If fair value of any undelivered element had not been established, revenue for the entire order was deferred. Under the new guidance, fair value as the measurement criteria is replaced with the term selling price, and the guidance establishes the following hierarchy for determining the selling price of a deliverable: (i) vendor-specific objective evidence of fair value (VSOE), (ii) third-party evidence of selling price (TPE), and (iii) best estimate of the selling price (ESP). VSOE generally exists only when the deliverable is sold separately and is the price actually charged for that deliverable. Revenue for multi-element arrangements is allocated based upon relative selling price of the individual elements.

The process for determining an ESP for deliverables without VSOE or TPE considers multiple factors that may vary depending upon the unique facts and circumstances related to each deliverable. Key factors considered by the Company in developing ESPs include actual prices charged by the Company for similar offerings, the Company’s historical pricing practices, the pricing of competitive alternatives if they exist, and product-specific business objectives.

For the quarter ended April 4, 2010, we deferred less than $100,000 related to undelivered elements of a multiple element arrangement. The adoption of this new guidance did not have a material impact on the Company’s financial results.

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

Net sales by customer/product categories were as follows:

	Three Months Ended		Six Months Ended
(000’s omitted)	April 4, 2010	March 29, 2009	April 4, 2010	March 29, 2009
Hospital Market—North America	$24,726	$17,484	$49,523	$37,772
Pre-hospital Market—North America	49,914	47,145	94,485	86,255
Other—North America	6,368	5,421	12,459	11,712
International Market	26,050	22,658	55,803	46,431

	$107,058	$92,708	$212,270	$182,170

The Company reports assets on a consolidated basis to the chief operating decision maker.

Geographic information: Net sales by major geographical area, determined on the basis of destination of the goods, are as follows:

	Three Months Ended		Six Months Ended
(000’s omitted)	April 4, 2010	March 29, 2009	April 4, 2010	March 29, 2009
United States	$75,200	$61,401	$145,146	$121,655
Foreign	31,858	31,307	67,124	60,515

	$107,058	$92,708	$212,270	$182,170

No individual foreign country represented 10% or more of our revenues or assets for the three or six months ended April 4, 2010 or March 29, 2009, respectively.

3. Comprehensive Income

The Company computes comprehensive income (loss) in accordance with FASB ASC 220, Comprehensive Income, (formerly SFAS No. 130, Reporting Comprehensive Income). FASB ASC 220 establishes standards for the reporting and display of comprehensive income (loss) and its components in financial statements. Other comprehensive income (loss), as defined, includes all changes in equity during a period from non-owner sources, such as unrealized gains and losses on available-for-sale securities and foreign currency translation. Total accumulated comprehensive income (loss) for the three and six months ended April 4, 2010 and March 29, 2009, respectively, was as follows:

	Three Months Ended		Six Months Ended
(000’s omitted)	April 4, 2010	March 29, 2009	April 4, 2010	March 29, 2009
Net income	$3,656	$1,782	$5,966	$4,676
Unrealized gain (loss) on available-for-sales securities, net of tax	11	145	74	107
Foreign currency translation adjustment	(458)	(269)	2	(2,866)

Total comprehensive income	$3,209	$1,658	$6,042	$1,917

4. Stock Option Plans

At April 4, 2010, the Company had two active stock-based compensation plans under which stock-based grants may be issued, and two other stock-based compensation plans under which grants are no longer being made. No further grants are being made under the Company’s 1992 Stock Option Plan (“1992 Plan”) and 1996 Non-Employee Directors’ Stock Option Plan (“1996 Plan”), but option grants remain outstanding under both plans. The Company’s active plans are the Amended and Restated 2001 Stock Incentive Plan (“2001 Plan”) and the Amended and Restated 2006 Non-Employee Director Stock Option Plan (“2006 Plan”).

ZOLL MEDICAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

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

Stock-based compensation charges totaled approximately $899,000 and $1.8 million during the three and six months ended April 4, 2010, respectively, and totaled approximately $878,000 and $1.7 million during the three and six months ended March 29, 2009, respectively. The effect of recording stock-based compensation by line item for the three and six months ended April 4, 2010 and March 29, 2009 was as follows:

	Three Months Ended		Six Months Ended
(000’s omitted)	April 4, 2010	March 29, 2009	April 4, 2010	March 29, 2009
Cost of goods sold	$77	$80	$155	$155
Selling and marketing expense	186	207	378	404
General and administrative expense	495	463	982	884
Research and development expense	141	128	280	251

Total stock-based compensation	$899	$878	$1,795	$1,694

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions for grants issued during the six months ended April 4, 2010 and March 29, 2009:

	Six Months Ended April 4, 2010	Six Months Ended March 29, 2009
Dividend yield	0%	0%
Expected volatility	42.7%	46.1%
Risk-free interest rate	2.35%	2.54%
Expected lives (years)	5.17	5.13

At April 4, 2010, there was approximately $6.4 million of unrecognized compensation cost related to non-vested awards, which the Company expects to recognize over a weighted-average period of 2.4 years.

The weighted-average, grant-date fair value of options granted (estimated using the Black-Scholes option-pricing model) was $8.30 and $9.63 for the six months ended April 4, 2010 and March 29, 2009, respectively. During the six months ended April 4, 2010, the Company issued 312,070 shares of Common Stock pursuant to exercised options for proceeds of approximately $5.8 million. Total intrinsic value of options exercised for the six months ended April 4, 2010 and March 29, 2009 was approximately $1.9 million and $243,000, respectively. It is the Company’s policy to issue new shares upon the exercise of options.

ZOLL MEDICAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

The following table summarizes the status of outstanding stock options as of April 4, 2010, as well as changes during the six months ended April 4, 2010:

	Shares	Weighted- Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term in Years	Aggregate Intrinsic Value ($000’s)
Outstanding at September 27, 2009	2,190,717	$18.84
Granted	263,500	20.23
Exercised	(312,070)	18.61
Forfeited	(5,000)	20.85

Outstanding at April 4, 2010	2,137,147	$19.04	6.34	$15,864

Exercisable at April 4, 2010	1,285,759	$17.59	4.94	$11,353

The following table summarizes the status of unvested restricted stock awards as of April 4, 2010, as well as changes during the six months ended April 4, 2010:

	Shares	Weighted- Average Fair Value
Unvested at September 27, 2009	36,713	$20.05
Granted	—	—
Vested	—	—
Forfeited	(338)	26.52

Unvested at April 4, 2010	36,375	$20.00

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

	Three Months Ended		Six Months Ended
(000’s omitted)	April 4, 2010	March 29, 2009	April 4, 2010	March 29, 2009
Average shares outstanding for basic earnings per share	21,369	21,077	21,292	21,069
Dilutive effect of stock options and unvested restricted stock	390	83	333	150

Average shares outstanding for diluted earnings per share	21,759	21,160	21,625	21,219

Average shares outstanding for diluted earnings per share for the three and six months ended April 4, 2010 does not include options to purchase 889,000 and 899,000 shares of Common Stock, respectively, as their effect would have been antidilutive. Average shares outstanding for diluted earnings per share for the three and six months ended March 29, 2009 does not include options to purchase 1.7 million and 1.3 million shares of Common Stock, respectively, as their effect would have been antidilutive.

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

ZOLL MEDICAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

The Company had one foreign currency forward contract outstanding at April 4, 2010 serving to mitigate the foreign currency risk of a substantial portion of the Company’s Euro-denominated intercompany balances in the notional amount of approximately 5.5 million Euros. We estimate the fair value of the derivative instruments based on the exchange rates of the underlying currencies. The following table presents the fair value amount of the Company’s derivative instrument not designated as a hedging instrument as of April 4, 2010:

(000’s omitted)	Balance Sheet Location	Fair Value
Current assets
Foreign currency contracts	Prepaid expenses and other current assets	$14

Total current assets		$14

At September 27, 2009, the Company had one foreign currency forward contract outstanding serving to mitigate the foreign currency risk of a substantial portion of the Company’s Euro-denominated intercompany balances in the notional amount of approximately 5 million Euros. We estimate the fair value of the derivative instruments based on the exchange rates of the underlying currencies. The following table presents the fair value amount of the Company’s derivative instrument not designated as a hedging instrument as of September 27, 2009:

(000’s omitted)	Balance Sheet Location	Fair Value
Current assets
Foreign currency contracts	Prepaid expenses and other current assets	$6

Total current assets		$6

The following table presents the pretax impact that changes in the fair value of derivatives not designated as hedging instruments had on earnings during the three months ended April 4, 2010 and March 29, 2009, respectively:

		Gain (Loss) Recognized in Income
(000’s omitted)	Location of Gain (Loss) Recognized in Income	Three Months Ended April 4, 2010	Three Months Ended March 29, 2009
Foreign currency contracts	Investment and other income (expense), net	$454	$525

The following table presents the pretax impact that changes in the fair value of derivatives not designated as hedging instruments had on earnings during the six months ended April 4, 2010 and March 29, 2009, respectively:

		Gain (Loss) Recognized in Income
(000’s omitted)	Location of Gain (Loss) Recognized in Income	Six Months Ended April 4, 2010	Six Months Ended March 29, 2009
Foreign currency contracts	Investment and other income (expense), net	$630	$1,422

7. Product Warranties

The Company typically offers one-year or five-year product warranties for most of its products. The Company provides for the estimated cost of product warranties at the time product revenue is recognized. Factors that affect the Company’s warranty reserves include the number of units sold, historical and anticipated rates of warranty repairs, and the cost per repair. The Company periodically assesses the adequacy of the warranty reserve and adjusts the amount as necessary.

ZOLL MEDICAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Product warranty activity for the six months ended April 4, 2010 and March 29, 2009 is as follows:

(000’s omitted)	Beginning Balance	Accruals for Warranties Issued During the Period	Decrease to Pre-existing Warranties	Ending Balance
Six Months Ended April 4, 2010	$4,176	$1,038	$1,144	$4,070
Six Months Ended March 29, 2009	$3,733	$544	$395	$3,882

8. Acquisitions

Alsius Corporation

On May 4, 2009, the Company completed the acquisition of substantially all the assets of the intravascular temperature management business of Alsius Corporation (“Alsius”). The assets acquired include intellectual property relating to the business, other intangibles, inventories and fixed assets. The Company assumed warranty and service contract obligations relating to Alsius’s installed base of products. The Company consolidated the operations of the acquired business into its Sunnyvale, California subsidiary, ZOLL Circulation, Inc. The Company believes that the acquisition of the temperature management technology and products from Alsius, in combination with the technology and know-how previously acquired by the Company through its purchase of assets from Radiant Medical, Inc. in 2007, creates the opportunity for the Company to become a major participant in the temperature management business. Under the terms of the acquisition, the Company paid approximately $12 million in cash to Alsius. The acquisition was accounted for using the purchase method under SFAS No. 141, “Business Combinations,” now codified in FASB ASC 805, Business Combinations.

The following is a summary of the fair values of the assets acquired and liabilities assumed at the date of acquisition:

(000’s omitted)
Assets:
Inventory	$2,919
Other current assets	23
Property and equipment	1,415
Goodwill	2,963

Intangible assets subject to amortization (estimated 10 year weighted-average useful life):	5,390

Total assets acquired	12,710

Liabilities:
Current liabilities	304

Total liabilities assumed	304

Net assets acquired	$12,406

The goodwill resulting from this acquisition is assigned to the Company’s only reportable segment, which is the design, manufacture and marketing of technologies that help advance the practice of resuscitation and temperature control therapies for the treatment of critical care patients. All of the goodwill is expected to be deductible for income tax purposes.

Supplemental Pro Forma Information

The unaudited pro forma combined condensed statements of income for the three and six month periods ended March 29, 2009 below give effect to the acquisition of the assets of Alsius as if the acquisition had occurred at the beginning of the year, September 29, 2008, after giving effect to certain adjustments, including amortization of the intangibles subject to amortization and related income taxes.

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

ZOLL MEDICAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(000’s omitted)	Three Months Ended March 29, 2009	Six Months Ended March 29, 2009
Net sales	$95,667	$188,969
Net income (loss)	$(691)	$(105)
Net income (loss) per common share
Basic	$(0.03)	$(0.01)
Diluted	$(0.03)	$(0.01)

Contingent Consideration for Prior Period Acquisitions

The terms of the April 2006 acquisition of the assets of Lifecor, Inc. (“Lifecor”) provide for possible annual earn-out payments based upon revenue growth over a multi-year period. Such payments may be due with respect to Lifecor through fiscal 2010. The form of earn-out payments are at the discretion of the Company and can be made in the form of cash, Company stock, or a combination of the two. The earn-out payments for fiscal 2009 and beyond are calculated as 100% of qualifying revenues earned in the current fiscal year in excess of the greater of the prior fiscal year qualifying revenues or $30 million. For fiscal 2009, approximately $12.8 million was accrued for payment to the former stockholders of Lifecor. Of this amount, approximately $3.5 million in cash was paid during the first quarter of fiscal 2010, and the remaining balance of $9.3 million was paid in cash during the second quarter of fiscal 2010. For the fiscal 2008 earn-out, approximately $4.5 million was paid to Lifecor in the form of cash in fiscal 2009.

The terms of the March 2004 acquisition of the assets of Infusion Dynamics, Inc. (“Infusion Dynamics”) also provided for possible annual earn-out payments based upon revenue growth through fiscal 2011. Annual earn-out payments to former stockholders of Infusion Dynamics, in the form of cash, for fiscal 2009 and 2008 were both approximately $19,000.

Because the prospective earn-out payments for Lifecor and Infusion Dynamics are based upon revenue growth over several years, a reasonable estimate of the future payment obligations could not be determined. The annual earn-out payments will be recorded as an additional cost of the purchase and recorded as goodwill if the revenue growth specified in the respective acquisition agreements is achieved and becomes payable. (These acquisitions are accounted for using the old purchase method under SFAS No. 141, “Business Combinations,” now codified in FASB ASC 805, Business Combinations.) The respective annual earn-out payments are accrued during the fiscal year in which they are earned and are paid in the subsequent fiscal year.

9. Inventory

The Company’s inventory is valued at the lower of cost or market. Cost is determined by the first-in, first-out (“FIFO”) method, including material, labor and factory overhead. Inventory on hand may exceed future demand either because the product is outdated or obsolete, or because the amount on hand is in excess of future needs. The total value of inventories that are determined to be obsolete based on criteria such as customer demand and changing technologies are reserved. Excess inventory amounts are estimated by reviewing quantities on hand and comparing those quantities to sales forecasts for the next 12 months, identifying historical service usage trends, and matching that usage with the installed base quantities to estimate future needs. At April 4, 2010, the Company’s inventory was recorded at net realizable value requiring reserves of $9.0 million, or 10.8% of the $83.8 million gross inventories.

Because the LifeVest product is distributed on a rental basis, the LifeVest product is included in inventory while it is being manufactured, and once completed it is then transferred to fixed assets and depreciated over its estimated life. During the three months ended April 4, 2010 and March 29, 2009, $6.2 million and $1.8 million, respectively, of LifeVest systems were transferred from inventory to fixed assets. For purposes of the Company’s condensed, consolidated statement of cash flows, the transfer was treated as a non-cash transaction.

10. Intangibles and Other Assets

Intangibles and other assets consist of:

	Weighted Average Life	April 4, 2010		September 27, 2009
(000’s omitted)		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Prepaid license fees	16 years	$12,715	$4,100	$12,230	$3,636
Patents and developed technology	11 years	35,323	12,279	34,672	10,749
Customer-related intangibles	10 years	5,000	1,839	4,750	1,598
Intangible assets not subject to amortization	—	1,530	—	1,530	—
Other assets	—	9,549	3,602	9,015	3,157

		$64,117	$21,820	$62,197	$19,140

ZOLL MEDICAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Amortization of acquired intangibles for the three months ended April 4, 2010 and March 29, 2009 was approximately $834,000 and $710,000, respectively, and is included in operating expenses in the consolidated statements of income. For the six months ended April 4, 2010 and March 29, 2009, amortization of acquired intangibles was approximately $1.7 million and $1.4 million, respectively, and is included in operating expenses in the consolidated statements of income.

11. Other Long-Term Liabilities

Other long-term liabilities consist of:

(000’s omitted)	Apr 4, 2010	Sept. 27, 2009
Accrued warranty expense, long-term	$2,788	$2,957
Deferred revenue, long-term	8,085	8,805
Deferred tax liabilities	849	849
Unrecognized tax positions	4,834	4,834
Deferred lease incentives, long-term	126	355
Other miscellaneous liabilities	280	—

Total other long-term liabilities	$16,962	$17,800

12. Income Taxes

The effective tax rate for the three months ended April 4, 2010 and March 29, 2009 was 37% and 33%, respectively.

The Company’s effective tax rate for the six months ended April 4, 2010 and March 29, 2009 was 37% and 28%, respectively. The difference in the effective tax rate is due to the fact that the U.S. Congress extended the research and development tax credit, retroactively from January 1, 2008, during the first quarter of fiscal 2009. This extension allowed a full-year tax credit estimate for fiscal 2009 to be included in the Company’s fiscal 2009 rate calculation along with a discrete period adjustment of approximately $400,000 recognized during the first quarter of fiscal 2009 to record the tax credit related to the retroactive application of the credit extension. The current period projected annual rate only contains one quarter of a full-year credit in the annual rate calculation. The Company has estimated that its fiscal 2010 effective tax rate will be approximately 35% assuming retroactive extension of the research and development tax credit.

As of April 4, 2010 and September 27, 2009, the Company had approximately $4.9 million of gross unrecognized tax benefits, which, if recognized, could impact the effective tax rate. Of the $4.9 million current-year balance, approximately $500,000 is expected to reverse in fiscal 2010. The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense in the consolidated statements of income. The Company had $522,000 of accrued interest and penalties in income taxes payable as of April 4, 2010 and $426,000 at September 27, 2009.

The Company is subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions. The Company has concluded all U.S. federal and most state and foreign income tax matters through fiscal 2005. The Internal Revenue Service (IRS) began an audit of the Company’s fiscal 2007 tax return during the third quarter of fiscal 2009. To date, no material adjustments have been proposed. The acquired losses from the business acquired from Revivant Corporation in fiscal 2005 for tax years 1997 through 2004 remain open to examination by the IRS to the extent losses are claimed in open years.

13. Fair Value Measurements

Effective September 29, 2008, the Fair Value Measurements and Disclosures topic, FASB ASC 820, formerly SFAS No. 157, “Fair Value Measurements,” required that financial assets and liabilities are re-measured and reported at fair value at each reporting period-end date, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually (on a recurring basis). In the first quarter of fiscal 2010, the Company adopted FASB ASC 820 as it relates to any non-financial assets and non-financial liabilities that are recognized and disclosed at fair value in the financial statements on a nonrecurring basis. This adoption did not have a material impact on the Company’s financial results.

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

ZOLL MEDICAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of April 4, 2010, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value:

(000’s omitted)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$11,046	$11,046	$—	$—
Available for sale securities (1)	7,206	918	6,288	—
Foreign currency contracts (2)	14	—	14	—

Total	$18,266	$11,964	$6,302	$—

(1)	Included in marketable securities in the accompanying condensed consolidated balance sheet.
(2)	Included in prepaid expenses and other current assets in the accompanying condensed consolidated balance sheet.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 27, 2009, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value:

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

The Company held cost method investments of $1.3 million at April 4, 2010 and September 27, 2009. The fair value of a cost method investment is not estimated if there are no identified events or changes in circumstance that may have a significant adverse affect on the fair value of the investment. The Company has a policy in place to review its investments on a regular basis to evaluate the carrying value of the investments in these companies. If the Company believes that the carrying value of an investment is in excess of estimated fair value, it is the Company’s policy to record an impairment charge to adjust the carrying value to estimated fair value, if the impairment is deemed other-than-temporary.

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

ZOLL MEDICAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

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

As of April 4, 2010, available-for-sale securities consisted of the following:

	Cost	Accrued Interest	Gross Unrealized		Estimated Fair Value
(000’s omitted)			Gains	Losses
Money-market funds	$47	$—	$—	$—	$47
U.S. government agency and Treasury securities	11,901	10	6	—	11,917
Corporate obligations	4,760	12	30	(1)	4,801
Student loan auction rate securities	1,600	—	—	(113)	1,487

	$18,308	$22	$36	$(114)	$18,252

As of September 27, 2009, available-for-sale securities consisted of the following:

	Cost	Accrued Interest	Gross Unrealized		Estimated Fair Value
(000’s omitted)			Gains	Losses
Money-market funds	$20	$—	$—	$—	$20
U.S. government agency and Treasury securities	16,803	10	20	—	16,833
Corporate obligations	4,861	11	21	(2)	4,891
Student loan auction rate securities	1,900	—	—	(143)	1,757

	$23,584	$21	$41	$(145)	$23,501

The contractual maturities of these investments as of April 4, 2010 were as follows:

(000’s omitted)	Cost	Fair Value
Within 1 year	$16,636	$16,543
After 1 year through 5 years	1,652	1,689
After 5 years through 10 years	—	—
After 10 years	20	20

	$18,308	$18,252

The contractual maturities of these investments as of September 27, 2009 were as follows:

(000’s omitted)	Cost	Fair Value
Within 1 year	$20,285	$20,174
After 1 year through 5 years	3,236	3,264
After 5 years through 10 years	22	23
After 10 years	41	40

	$23,584	$23,501

The Company’s available-for-sale securities were included in the following captions in the accompanying condensed consolidated balance sheets:

(000’s omitted)	April 4, 2010	September 27, 2009
Cash equivalents	$11,046	$15,918
Marketable securities	7,206	7,583

	$18,252	$23,501

ZOLL MEDICAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

During fiscal 2008, the Company reclassified approximately $2 million of its marketable securities from current assets to non-current assets due to the illiquidity in the auction-rate securities market. The underlying assets of these investments are student loans that are backed by the federal government. During fiscal 2008, auctions failed for the auction rate securities. As a result, the Company’s ability to liquidate and fully recover the carrying value of the auction rate securities in the near term may be limited. An auction failure means that the parties wishing to sell the securities could not do so. The Company’s auction rate securities are currently rated “AAA” by Standard and Poor’s. The Company recorded a $100,000 impairment charge in fiscal 2008 on these securities based on valuation models. Subsequently, the Company entered into a Rights Agreement with UBS Financial Services, Inc. (“UBS”), through which these securities were acquired. The Rights Agreement entitles the Company to sell these securities to UBS at any time between June 30, 2010 and July 2, 2012 for par value. The Company will continue to receive interest payments based on the default provisions in the instruments until the securities are sold on the market or sold to UBS during the period established by the Rights Agreement. If the Company does not exercise its right to sell the auction rate securities to UBS by July 2, 2012, the right to sell will expire, and UBS will have no further obligation to the Company. The Rights Agreement releases UBS from all claims related to the securities except consequential damages. UBS has the right to purchase the auction rate securities at par value, without prior notice, from the Company at any time after the acceptance date. The Company expects to exercise its option to sell these securities to UBS for par value shortly after June 30, 2010. Accordingly, as of April 4, 2010, these marketable securities are classified as short-term marketable securities. The Company believes there is no further impairment of these securities, primarily due to the government guarantee of the underlying securities and also because of the agreement by UBS to purchase, at the Company’s option, from June 30, 2010 to July 2, 2012, the auction rate securities that the Company originally acquired from UBS.

Gross realized gains and (losses) on available-for-sale securities for the three and six months ended April 4, 2010 and March 29, 2009, included in “Investment and other income (expense), net” on the consolidated income statements, were as follows:

(000’s omitted)	For Three Months Ended Apr 4, 2010	For Three Months Ended Mar 29, 2009	For Six Months Ended Apr 4, 2010	For Six Months Ended Mar 29, 2009
Gross realized gains	$—	$—	$—	$2
Gross realized losses	—	—	—	(237)

Total, net	$—	$—	$—	$(235)

16. Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements:

In February 2010, the FASB issued authoritative guidance on subsequent events. The guidance requires an SEC filer to evaluate subsequent events through the date the financial statements are issued but no longer requires an SEC filer to disclose the date through which the subsequent event evaluation occurred. The guidance became effective for the Company upon issuance and had no impact on the Company’s results of operations or financial position.

Effective January 4, 2010, the Company adopted ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820) – Improving Disclosures about Fair Value Measurements (ASU 2010-06). ASU 2010-06 requires additional disclosure within the rollforward activity for assets and liabilities measured at fair value on a recurring basis, including transfers of assets and liabilities between Level 1 and Level 2 of the fair value hierarchy and the separate presentation of purchases, sales, issuances and settlements of assets and liabilities within Level 3 of the fair value hierarchy. In addition, ASU 2010-06 requires enhanced disclosures of the valuation techniques and inputs used in the fair value measurements within Level 2 and Level 3. ASU 2010-06 was adopted for the Company’s second quarter ending April 4, 2010, except for the disclosure of purchases, sales, issuances and settlements of Level 3 measurements, for which disclosures are not required until the Company’s first quarter of fiscal 2011. During the second quarter of fiscal 2010, the Company did not have any transfers of assets or liabilities between Level 1 and Level 2 of the fair value hierarchy. See Note 13. The adoption of the additional disclosures for Level 1 and Level 2 fair value measurements did not have an impact on the Company’s financial position, results of operations or cash flows. The Company is currently evaluating the potential impact of the disclosures regarding Level 3 fair value measurements.

Effective January 4, 2010, the Company adopted ASU No. 2009-17, Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities (ASU 2009-17). The amendments in this update replace the quantitative-based risks and rewards calculation for determining which reporting entity, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which reporting entity has the power to direct the activities of a variable interest entity that most significantly impacts the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. An approach that is expected to be primarily qualitative will be more effective for identifying which reporting entity has a controlling financial interest in a variable interest entity. The amendments in this update also require additional disclosures about a reporting entity’s involvement in variable interest entities, which will enhance the information provided to users of financial statements. The adoption of this standard did not have an impact on the Company’s financial position, results of operations or cash flows.

ZOLL MEDICAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

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

In September 2009, the FASB ratified ASC Update No. 2009-13, Multiple-Deliverable Revenue Arrangements (formerly EITF 08-1), or ASU 2009-13. ASU 2009-13, amends existing revenue recognition accounting pronouncements that are currently within the scope of FASB Accounting Standards Codification, or ASC, Subtopic 605-25 (previously included within EITF Issue No. 00-21, Revenue Arrangements with Multiple Deliverables, or EITF 00-21). ASU 2009-13 provides for two significant changes to the existing multiple element revenue recognition guidance. First, this guidance deletes the requirement to have objective and reliable evidence of fair value for undelivered elements in an arrangement and will result in more deliverables being treated as separate units of accounting. The second change modifies the manner in which the transaction consideration is allocated across the separately identified deliverables. These changes may result in entities recognizing more revenue up-front, and entities will no longer be able to apply the residual method and defer the fair value of undelivered elements. Upon adoption of these new rules, each separate unit of accounting must have a selling price, which can be based on management’s estimate when there is no other means to determine the fair value of that undelivered item, and the arrangement consideration is allocated based on the elements’ relative selling price. This accounting guidance is effective no later than fiscal years beginning on or after June 15, 2010 but may be early adopted as of the first quarter of an entity’s fiscal year. Entities may elect to adopt this accounting guidance either through prospective application to all revenue arrangements entered into or materially modified after the date of adoption or through a retrospective application to all revenue arrangements for all periods presented in the financial statements. The Company adopted this revised accounting guidance prospectively for the first quarter of fiscal 2010 as permitted by the guidance. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

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

ZOLL MEDICAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

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

We intend for this discussion and analysis to provide you with information that will assist you in understanding our consolidated financial statements. Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. This discussion and analysis should be read in conjunction with our consolidated financial statements as of April 4, 2010 for the three and six months then ended and the notes thereto.

Our fiscal 2010 consists of 53 weeks. Our three months ended January 3, 2010 included the additional week and, therefore, consisted of 14 weeks, while the three months ended December 28, 2008 consisted of 13 weeks. We estimate that the revenue and expense impact of the additional week was approximately $2 million each during the three months ended January 3, 2010.

Sales for the three months ended April 4, 2010 increased 15% to $107.1 million, as compared to the same period in the prior year. LifeVest revenue grew 59% in the three months ended April 4, 2010 compared to the same period in fiscal 2009 as growing acceptance continues for this product. Our results include approximately $4.0 million of revenue derived from our Temperature Management business, the assets of which we acquired from Alsius Corporation in May 2009. The remaining increase in sales was substantially driven by the North American hospital defibrillator business. We believe the North American hospital-related spending constraints have begun to subside now that some of the uncertainty has lapsed concerning healthcare reform. The North American EMS environment continues to experience funding restrictions within the public agencies.

Revenues included a positive foreign exchange impact of approximately $2.0 million. Of the $2.0 million impact on revenue due to foreign exchange, approximately $1.2 million is reflected within our International operations related to the Euro, Australian Dollar and British Pound, while the remaining $0.8 million is related to the Canadian Dollar within our North American operations.

Three Months Ended April 4, 2010 Compared To Three Months Ended March 29, 2009

Sales

Net sales by customer/product categories are as follows:

(000’s omitted)	April 4, 2010	March 29, 2009	% Change
Devices and Accessories to the Hospital Market-North America	$24,726	$17,484	41%
Devices, Accessories, and Data Management Software to the Pre-hospital Market-North America	49,914	47,145	6%
Other Products to North America	6,368	5,421	17%

Subtotal North America	81,008	70,050	16%
All Products to the International Market	26,050	22,658	15%

Net Sales	$107,058	$92,708	15%

Net sales increased approximately 15% for the three months ended April 4, 2010, compared to the prior-year period.

Sales to the North American hospital market increased approximately $7.2 million, or 41%, compared to the same period a year ago. The increase was attributable in part to an increased volume of US Military/Big Government sales of approximately $2.6 million. Additionally, we experienced an increase in professional defibrillators sold to hospitals of approximately $2.4 million. Lastly, this increase also includes approximately $2.3 million of revenue derived from our Temperature Management business.

Sales to the North American pre-hospital market increased approximately $2.8 million, or 6% during the three months ended April 4, 2010, compared to the same quarter in the prior year. The increase in North American pre-hospital market sales was the result of increased volume in LifeVest revenue of approximately $6.2 million, partially offset by lower sales of professional defibrillators in the pre-hospital market as a result of continued funding constraints.

International sales increased approximately $3.4 million, or 15%, during the three months ended April 4, 2010 in comparison to the prior-year period. Sales by our international subsidiaries had a positive impact from foreign currency exchange rate fluctuations of approximately $1.2 million. The increase also includes approximately $1.7 million of revenue derived from our Temperature Management business.

Total sales of the AutoPulse product increased 12% during the three months ended April 4, 2010 compared to the three months ended March 29, 2009. The increase in sales volume of the International business was partially offset by the decreased volume of AutoPulse sales in the North American hospital and pre-hospital markets. Total AutoPulse sales were approximately $4.5 million in comparison to $4.0 million in the prior-year quarter.

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

Gross margin for the three months ended April 4, 2010 increased from 51.9% to 54.8%, compared to the same period in the prior year. This increase primarily reflected more favorable pricing of our defibrillator products in the North American market. In addition, a positive impact of foreign exchange rate fluctuations on revenue and the increased volume of LifeVest business were partially offset by the inclusion of lower margin Temperature Management revenue and other changes in business mix, each of which individually represented approximately one percentage point or less of our overall gross margin. Our gross margin tends to fluctuate from period to period as a result of product and geographical mix.

Backlog

Backlog increased to approximately $22.2 million at April 4, 2010, compared to approximately $17 million at January 3, 2010. Backlog at September 27, 2009 was approximately $19.7 million and $7.8 million at March 29, 2009. Typically, our backlog decreases sequentially during the first and second quarters, remains flat during the third quarter, and increases during the fourth quarter due to the purchasing practices of our customers. We believe the maintenance of a modest backlog will help improve our efficiency, lower our costs and improve our profitability as we believe it will make it less likely that we will be required to incur substantial additional costs at the end of the quarter. Due to possible changes in delivery schedules, cancellation of orders and delays in shipments, our backlog at any particular date is not necessarily an accurate predictor of revenue for any succeeding period.

Costs and Expenses

Operating expenses for the three months ended April 4, 2010 and March 29, 2009 were as follows:

(000’s omitted)	Three Months Ended April 4, 2010	% of Sales	Three Months Ended March 29, 2009	% of Sales	Change %
Selling and marketing	$32,472	30%	$27,632	30%	18%
General and administrative	9,403	9%	7,993	9%	18%
Research and development	11,292	11%	10,116	11%	12%

Total expenses	$53,167	50%	$45,741	49%	16%

As a percentage of sales, selling and marketing expenses for the three months ended April 4, 2010 were flat as compared to the three months ended March 29, 2009. The increased dollar spending primarily reflected increased personnel-related expenses for the LifeVest sales force and related sales organization, including commissions, salaries and fringe benefits that are supporting the increased LifeVest revenue. Additionally, we have built a discrete North American Temperature Management sales force following our acquisition of the intravascular temperature management business from Alsius.

As a percentage of sales, general and administrative expenses remained consistent at 9% of sales during the three months ended April 4, 2010, compared to the three months ended March 29, 2009. The increased dollar spending during the three months ended April 4, 2010 primarily reflected increased salaries and fringe benefits, particularly in support of the LifeVest business.

As a percentage of sales, research and development expenses for the three months ended April 4, 2010 were flat as compared to the three months ended March 29, 2009. Research and development expenses increased for the three months ended April 4, 2010 compared to the three months ended March 29, 2009, due predominantly to clinical trial costs and the additional personnel-related costs in connection with the strategic alliance with Welch Allyn.

Investment and Other Income (Expense), Net

Investment and other income (expense), net includes interest income, realized and unrealized foreign exchange gains and losses, and other income and expense. Investment and other income (expense), net totaled approximately $248,000 for the three months ended April 4, 2010 which was approximately flat compared with $237,000 in investment and other income (expense), net for the three months ended March 29, 2009.

Income Taxes

Our effective tax rate for the three months ended April 4, 2010 and March 29, 2009 was 37% and 33%, respectively. The increased rate resulted from a discrete benefit in the first quarter of fiscal 2009 provided by the research and development tax credit being applied to expected annual earnings. Subsequent to the end of fiscal 2008, Congress extended the research and development tax credit which allowed us to record seven quarters worth of credits in fiscal 2009 versus only one quarter of credits in fiscal 2010.

At April 4, 2010 and September 27, 2009, we had $4.9 million of gross unrecognized tax benefits, all of which, if recognized, would affect our effective tax rate. Of the $4.9 million balance, we expect approximately $500,000 to reverse in fiscal 2010.

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

Our historical practice is to recognize interest and penalties related to income tax matters in income tax expense. We had $522,000 and $426,000 accrued for interest and penalties at April 4, 2010 and September 27, 2009, respectively.

We currently estimate that our fiscal 2010 effective tax rate will be approximately 35% assuming the retroactive extension of the research and development tax credit.

Six Months Ended April 4, 2010 Compared To Six Months Ended March 29, 2009

Sales

Net sales by customer/product categories are as follows:

(000’s omitted)	April 4, 2010	March 29, 2009	% Change
Devices and Accessories to the Hospital Market-North America	$49,523	$37,772	31%
Devices, Accessories, and Data Management Software to the Pre-hospital Market-North America	94,485	86,255	10%
Other Products to North America	12,459	11,712	6%

Subtotal North America	156,467	135,739	15%
All Products to the International Market	55,803	46,431	20%

Net Sales	$212,270	$182,170	17%

Net sales increased approximately 17% for the six months ended April 4, 2010 compared to the prior-year period.

Sales to the North American hospital market increased approximately $11.8 million, or 31%, compared to the same period a year ago. This increase primarily reflects approximately $5.0 million of revenue derived from our new Temperature Management business. The remainder of the increase was attributable to an increase in volume of US Military/Big Government sales and professional defibrillators sold to hospitals.

Sales to the North American pre-hospital market increased approximately $8.2 million, or 10%, compared to the same period in the prior year. The increase in North American pre-hospital market sales was primarily a result of increased LifeVest revenue of approximately $12.4 million. This increase was partially offset by a lower volume of professional defibrillator and AutoPulse sales.

International sales increased approximately $9.4 million, or 20% during the six months ended April 4, 2010, in comparison to the prior-year period. The increased sales included a positive impact from foreign currency exchange rate fluctuations of approximately $3 million, and approximately $3.6 million of revenue derived from our Temperature Management business. The remainder of the increase was due to increased volume of AEDs and AutoPulse sales. The increased volume of sales was driven by our direct subsidiaries in France and Australia and our international distributors in the Middle East and Japan.

Total sales of the AutoPulse product decreased 1% during the six months ended April 4, 2010 compared to the six months ended March 29, 2009. A decrease in sales volume of the AutoPulse in the North American pre-hospital market due to funding restrictions within the public agencies for capital equipment was offset by strong growth in the International market. Total AutoPulse sales were approximately $8.4 million in comparison to $8.5 million in the prior-year period.

Gross Margins

Gross margin for the six months ended April 4, 2010 increased from 52.2% to 54.1% compared to the same period in the prior year. The gross margin increased due to more favorable pricing of professional defibrillators in the North American market. In addition, a positive impact of foreign exchange rate fluctuations on revenue and the increased volume of LifeVest business mix were partially offset by the inclusion of lower margin temperature management revenue and other changes in business mix, each of which individually represented one percentage point or less of our overall gross margin. Our gross margin tends to fluctuate from period to period as a result of unit volume levels, mix of product and customer class, geographical mix, foreign exchange rate fluctuation and overall market conditions.

Costs and Expenses

Operating expenses for the six months ended April 4, 2010 and March 29, 2009 were as follows:

(000’s omitted)	Six Months Ended April 4, 2010	% of Sales	Six Months Ended March 29, 2009	% of Sales	Change %
Selling and marketing	$64,083	30%	$54,181	30%	18%
General and administrative	18,914	9%	15,626	9%	21%
Research and development	22,655	11%	18,085	10%	25%

Total expenses	$105,652	50%	$87,892	48%	20%

As a percentage of sales, selling and marketing expenses for the six months ended April 4, 2010 were flat as compared to the six months ended March 29, 2009. The increased dollar spending primarily reflected increased personnel-related expenses for the LifeVest sales force and related sales organization, including commissions, salaries and fringe benefits that are supporting the increased LifeVest revenue. The increase is also attributable to the formation of a discrete North American Temperature Management sales force following our acquisition of the intravascular temperature management business from Alsius and an unfavorable impact of foreign exchange rates on foreign-denominated operating expenses.

As a percentage of sales, general and administrative expenses remained flat as compared to 9% of sales for the six months ended March 29, 2009. The increased dollar spending for general and administrative expenses primarily reflected increased salaries and fringe benefits, including in support of the LifeVest business.

As a percentage of sales, research and development expenses for the six months ended April 4, 2010 increased approximately one percentage point compared to the six months ended March 29, 2009. Research and development expenses increased for the six months ended April 4, 2010 compared to the six months ended March 29, 2009, due predominantly to increased costs related to the strategic alliance with Welch Allyn as well as costs associated with the Company’s on-going clinical trials.

Investment and Other Income (Expense), Net

Investment and other income (expense), net includes interest income, realized and unrealized foreign exchange gains and losses, and other income and expense. Investment and other income (expense), net totaled approximately $226,000 and $(632,000) for the six months ended April 4, 2010 and March 29, 2009, respectively. This increase is primarily the result of the weakening U.S. dollar during fiscal 2010, as compared to fiscal 2009, as we marked our short-term foreign denominated intercompany receivables to market at the end of the reporting period.

Income Taxes

Our effective tax rate for the six months ended April 4, 2010 and March 29, 2009 was 37% and 28%, respectively. During the first quarter of 2009, the U.S. Congress extended a research and development tax credit which was retroactive from January 1, 2008. The difference in our effective tax rate is due to a discrete U.S. research and development tax credit of approximately $400,000 recorded during the quarter ended December 28, 2008 for the retroactive portion of the tax credit and to a full-year projected tax credit for research and development in the 2009 annual rate calculation, as compared to only one quarter of a full-year credit in fiscal 2010.

Liquidity and Capital Resources

We believe that our overall financial condition remains strong. Our cash, cash equivalents and short-term marketable securities at April 4, 2010 totaled $51.6 million compared with $58.6 million at September 27, 2009. We continue to have no long-term debt.

As we have previously stated, we have used cash, and it is possible we will use additional cash, to assist customers who transition to our products with various financing arrangements. We also may use cash to assist creditworthy customers with various financing arrangements as a result of the current difficult liquidity and credit environment.

Cash Requirements

We believe that the combination of existing cash, cash equivalents, and highly liquid short-term investments, together with future cash to be generated by operations and amounts available under our line of credit, will be sufficient to meet our ongoing operating and capital expenditure requirements for the foreseeable future. We believe we have, and will maintain, sufficient cash to meet future contingency payments related to the Lifecor and Infusion Dynamics acquisitions (payments to Lifecor may be made in cash or the Company’s Common Stock at our option.) For example, during the quarter ended January 3, 2010, we paid $3.5 million of the approximately $12.8 million earn-out payment for fiscal 2009 in cash to the former stockholders of Lifecor. The remaining approximately $9.3 million of the Lifecor earn-out payment for fiscal 2009 was paid in cash during the second quarter of our fiscal 2010.

We may also need to use these funds in the future for potential acquisitions.

Sources and Uses of Cash

To assist with the discussion, the following table presents the abbreviated cash flows for the six months ended April 4, 2010 and March 29, 2009:

(000’s omitted)	Six months ended April 4, 2010	Six months ended March 29, 2009
Net income	$5,966	$4,676
Changes not affecting cash	13,500	10,392
Changes in current assets and liabilities	(11,110)	5,924

Cash provided by operating activities	8,356	20,992
Cash used for investing activities	(20,436)	(17,741)
Cash provided by financing activities	5,808	152
Effect of foreign exchange rates on cash	(381)	(3,052)

Net change in cash and cash equivalents	(6,653)	351
Cash and cash equivalents - beginning of period	51,061	36,675

Cash and cash equivalents - end of period	$44,408	$37,026

Operating Activities

Cash provided by operating activities of $8.4 million for the six months ended April 4, 2010 decreased approximately $12.6 million compared to cash provided by operating activities for the six months ended March 29, 2009 of $21 million. The decrease in cash provided by operating activities for the six months ended April 4, 2010, as compared to the six months ended March 29, 2009, was primarily attributable to higher inventory in support of increased levels of business, lower accounts payable and accrued expense balances and higher accounts receivable balances. These increases were partially offset by higher depreciation and amortization expense and higher net income for the six months ended April 4, 2010 as compared to the six months ended March 29, 2009.

Investing Activities

Cash used in investing activities during the six months ended April 4, 2010 increased by approximately $2.7 million compared to cash used in investing activities during the six months ended March 29, 2009. This increase is primarily attributable to the approximately $8.3 million more cash paid out in fiscal year 2010 as contingent consideration for prior year acquisitions, and, to a lesser extent, by less cash generated from net sales of marketable securities during the six months ended April 4, 2010 as compared to the prior year period. These increases were partially offset by the absence of any acquisitions and fewer additions to property and equipment made in the six months ended April 4, 2010 as compared to the same period in the prior year.

Financing Activities

Cash provided by financing activities during the six months ended April 4, 2010 increased approximately $5.6 million compared to the six months ended March 29, 2009. The change reflects a substantially higher number of stock options exercised during the first six months (options for 312,070 shares exercised in the current period compared to options for 23,102 shares exercised in the previous year period).

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

We exercised our option to acquire the business and assets of Lifecor, Inc. on March 22, 2006 and acquired the business and assets on April 10, 2006. We assumed Lifecor’s outstanding debt (plus an additional $3.0 million owed to us, which was cancelled) and certain stated liabilities. We paid the third-party debt in April 2006. We agreed to pay additional consideration in the form of earn-out payments to Lifecor based upon future revenue growth of the acquired business over a five-year period (See Note 8). The earn-out payment to Lifecor was made in the form of cash for fiscal 2008 in the approximate amount of $4.5 million. In the fourth quarter of fiscal 2009, we accrued approximately $12.8 million for the fiscal 2009 earn-out. We paid in cash approximately $3.5 million of the fiscal 2009 earn-out in the first quarter of fiscal 2010, and the remainder of the earn-out in the amount of $9.3 million was paid in cash during the second quarter of fiscal 2010. The annual earn-outs were accrued during the fiscal period when earned and paid out in subsequent fiscal periods. Because additional consideration will be based on the growth of sales, a reasonable estimate of the total acquisition cost cannot be determined.

In October 2008, we announced a strategic alliance with Welch Allyn, Inc. involving research and development, manufacturing, sales, service, and distribution related to Welch Allyn’s defibrillator and monitoring products. We paid approximately $5 million for the purchase of assets, which consist primarily of capitalized software, inventory and fixed assets, related to the Welch Allyn defibrillator products.

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

Debt Instruments and Related Covenants

We maintain an unsecured working capital line of credit with our bank. Under this working capital line, we may borrow, on a demand basis, up to $12 million. This line of credit bears interest at the rate of LIBOR plus 4% to 6%. No borrowings were outstanding on this line during fiscal 2009 or as of April 4, 2010. There are no covenants related to this line of credit.

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

	Payments Due by Period
(000’s omitted)	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Contractual Obligations
Non-Cancelable Operating Lease Obligations	$10,491	$3,391	$3,427	$2,263	$1,410
Purchase Obligations	4,858	1,611	1,632	1,615	—

Total Contractual Obligations	$15,349	$5,002	$5,059	$3,878	$1,410

We lease certain office and manufacturing space under operating leases. Our office leases are subject to adjustments based on actual floor space occupied. The leases also require payment of real estate taxes and operating costs. In addition to the office leases, we lease automobiles for business use by a portion of the sales force.

Our executive headquarters and defibrillator and fluid resuscitation manufacturing operations are located in Chelmsford, Massachusetts. The Chelmsford facility is covered by an eight year lease, beginning July 1, 2003 and expiring on June 29, 2011. The agreement does not contain a renewal period and provides that we pay a pro-rata amount of the landlord’s real estate tax and operating expenses based upon square footage. The lease also provided us with an allowance of approximately $3.7 million for any construction costs associated with our relocation efforts to the leased facility. This reimbursement has been recorded as a deferred lease incentive within accrued expenses and other liabilities and is being amortized as a reduction to rent expense over the life of the lease. Any leasehold improvements made as part of the relocation have been capitalized as leasehold improvements within Property and Equipment and are being amortized over the eight year life of the lease.

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

Contractual obligations that are contingent upon future performance and growth of sales are not included in the table above. These include the additional earn-out payments for the assets of Lifecor through fiscal 2011 and the additional earn-out payments for the assets of Infusion Dynamics through fiscal 2011. Because all of these earn-out payments are based upon the growth of sales over several years, a reasonable estimate of the future payment obligations cannot be determined.

Hedging Activities

We had one foreign currency forward contract outstanding at April 4, 2010 in the notional amount of approximately 5.5 million Euros, serving to mitigate the foreign currency risk of a substantial portion of our Euro-denominated intercompany balances. The net settlement amount of this contract on April 4, 2010 is an unrealized gain of approximately $14,000, which is included in earnings within “investment and other income (expense), net.” We had a net realized gain of approximately $448,000 from foreign currency forward contracts during the quarter ended April 4, 2010, which is included in earnings within “investment and other income (expense), net,” compared to a net realized gain of approximately $162,000 for the prior year’s quarter.

Legal and Regulatory Affairs

We are, from time to time, involved in the normal course of our business in various legal proceedings, including intellectual property, contract, employment and product liability suits. Although we are unable to quantify the exact financial impact of any of these matters, we believe that none of the currently pending matters will have an outcome material to our financial condition or business.

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

We also generate rental revenue from our LifeVest product. Doctors prescribe the LifeVest equipment for use by their patients. The patients then rent the LifeVest product from us for use over a prescribed period of time, typically between 2 to 3 months. The patients are generally covered by health plan contracts, which typically contract with a third-party payor that agrees to pay based on fixed or allowable reimbursement rates. Third party payors are entities such as insurance companies, governmental agencies, health maintenance organizations or other managed care providers. The rental income is recognized ratably over the rental period.

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

As of April 4, 2010, our accounts receivable balance of $83.5 million is reported net of allowances of $5.6 million. We believe our reported allowances at April 4, 2010 are adequate. If the financial conditions of our customers were to deteriorate, however, resulting in their inability to make payments, we might need to record additional allowances, resulting in additional expenses being recorded for the period in which such determination would be made.

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

Warranty Reserves

Our products are sold with warranty provisions that require us to remedy deficiencies in quality or performance over a specified period of time, usually one year for pre-hospital and international customers and five years for hospital customers. Revenue is deferred for pre-hospital customers who receive warranties beyond one year. Such revenue is then recognized over the period of extended warranty. We provide for the estimated cost of product warranties at the time product is shipped and revenue is recognized. The costs that we estimate include material, labor, and shipping. While we engage in product quality programs and processes, our warranty obligation is affected by product failure rates, material usage and service delivery costs incurred in correcting a product failure. We believe that our recorded liability of $4.1 million at April 4, 2010 is adequate to cover future costs for the servicing of our products sold through that date and under warranty. If actual product failure rates, material usage or service delivery costs differ from our estimates, revisions to the estimated warranty liability would be required.

Inventory

We value our inventories at the lower of cost or market. Cost is determined by the first-in, first-out (“FIFO”) method, including material, labor and factory overhead.

Inventory on hand may exceed future demand either because the product is outdated or obsolete, or because the amount on hand is in excess of future needs. We provide for the total value of inventories that we determine to be obsolete based on criteria such as customer demand and changing technologies. We estimate excess inventory amounts by reviewing quantities on hand and comparing those quantities to sales forecasts for the next 12 months, identifying historical service usage trends, and matching that usage with the installed base quantities to estimate future needs. At April 4, 2010, our inventory was recorded at net realizable value requiring reserves of $9.0 million, or 10.8%, of our $83.8 million of gross inventories.

Goodwill

At April 4, 2010, we had approximately $53 million in goodwill, primarily resulting from our acquisitions of Revivant (approximately $22 million), the assets of Lifecor (approximately $18 million), certain assets of BIO-key International, Inc. (approximately $5 million), the assets of Infusion Dynamics (approximately $4 million), and the assets of Alsius (approximately $3 million). We test our goodwill for impairment at least annually by comparing the fair value of our reporting units to the carrying value of those reporting units. Additionally, we periodically review our goodwill for impairment whenever events or changes in circumstances indicate that an impairment has occurred.

Fair value is determined based on an estimate of the discounted future cash flows expected from the reporting units. For our 2009 fiscal year end annual impairment assessment, we identified four reporting units which have goodwill allocated to them and are ultimately aggregated up to our single reportable segment. Our 2009 goodwill impairment testing did not identify any reporting units whose carrying values exceeded implied fair values. We believe that none of our reporting units has a material amount of goodwill that is at risk of failing future impairment tests. For each of the reporting units, the level of excess fair value over the carrying value exceeded at least 25% at the end of our 2009 fiscal year. The determination of fair value requires significant judgment on the part of management about future revenues, expenses and other assumptions that contribute to the net cash flows of the reporting units. Although we use consistent methodologies in developing the assumptions and estimates underlying the fair value calculations used in impairment tests, these estimates are uncertain by nature and can vary from actual results. The key variables that drive the fair value of our reporting units are estimated revenue growth rates and discount rate assumptions.

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

Risk Factors

We have modified the following risk factors from those risk factors contained in our Annual Report on Form 10-K for the fiscal year ended September 27, 2009, which was filed with the SEC on December 10, 2009:

•	“If We Fail to Compete Successfully in the Future Against Existing or Potential Competitors, Our Operating Results May Be Adversely Affected.”

•	“The Resumption of Unrestricted Shipments of Physio-Control AEDs, a Division of Medtronic, May Adversely Affect our Revenues and Profits. “

•	“Recent Economic Trends Could Adversely Affect our Financial Performance.”

•	“The Adoption of Federal Medical Device Tax Surcharge by the U.S. Government Could Reduce Our Profitability.”

•	“We Are Conducting Clinical Trials Related to Newer Technologies Which May Prove Unsuccessful and Have a Negative Impact on Future Sales.”

•

“If We Fail to Comply With Applicable Regulatory Laws and Regulations, the FDA and Other U.S. and Foreign Regulatory Agencies Could Exercise Any of Their Regulatory Powers, Which Could Have a Material Adverse Effect on Our Business.”

•	“Our Industry Is Experiencing Greater Scrutiny by Governmental Authorities, Which May Lead to Greater Governmental Regulation and Heightened Regulatory Enforcement.”

•	“Fluctuations in Currency Exchange Rates May Adversely Affect Our International Sales.”

•	“Our Current and Future Investments May Lose Value in the Future.”

•	“Our International Sales Expose Our Business to a Variety of Risks That Could Result in Significant Fluctuations in Our Results of Operations.”

•	“We Have Only One Manufacturing Facility for Each of Our Major Products and Any Damage or Incapacitation of Any of the Facilities Could Impede Our Ability to Produce These Products.”

We have deleted the following risk factor contained in our Annual Report on Form 10-K for the fiscal year ended September 27, 2009, which was filed with the SEC on December 10, 2009:

•	“Healthcare Reform Legislation Could Adversely Affect Our Revenue and Financial Condition.”

Set forth below in their entirety are our risk factors as so modified.

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

The Resumption of Unrestricted Shipments of Physio-Control AEDs, a Division of Medtronic, May Adversely Affect our Revenues and Profits.

Physio-Control is under a consent decree with the FDA which has had some positive impact on our business. Physio-Control recently announced that the FDA is now permitting them to resume shipments of low-end AEDs. If Physio-Control chooses to reengage in this portion of the business, it may adversely affect our revenues in the future.

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

In addition, weakening economic conditions and outlook may result in a further decline in the level of our customers’ spending that could adversely affect our results of operations and liquidity. Our primary business is the sale of capital equipment. While customers may delay their capital equipment purchases of defibrillator products in the near-term due to the current economic environment, the equipment is a standard of care and will ultimately need to be replaced. However, we cannot be sure as to how long such delays may continue. However, our AutoPulse product and certain of our other products are not currently standards of care. Consequently, customers may indefinitely postpone the purchase of these products and any of their accessories. We are unable to predict the likely duration and severity of the current disruption in the domestic and global financial markets and the related adverse economic conditions. For example, we believe that the challenging sales environment is driven in large part by curtailed spending due to the general economic downturn and the uncertainty of the consequences of the recent healthcare reform legislation.

Current and Future State and Municipal Budget Deficits Could Adversely Affect our Financial Performance.

Many of our customers include state and municipal agencies. In an article by the Center on Budget and Policy Priorities, the Center estimated that approximately 45 states are facing or will face budget deficits in fiscal 2010. Because of these budget deficits, our customers may delay their purchases of capital equipment from the Company due to the current economic environment. Significant purchasing delays may adversely affect our financial performance.

The Adoption of Federal Medical Device Tax Surcharge by the U.S. Government Could Reduce Our Profitability.

In March 2010, the U.S. Congress adopted and President Obama signed into law comprehensive health care reform legislation through the passage of the Patient Protection and Affordable Health Care Act (A.R. 3590) and the Health Care and Education Reconciliation Act (H.R. 4872). Among other initiatives, these bills impose a 2.3% excise tax on domestic sales of medical devices commencing January 1, 2013. Approximately 80% of our revenues comes from capital equipment and related accessories sales. As currently enacted, the annual excise tax to our Company could approximate $7 million. Various healthcare reform proposals have also emerged at the state level. Outside of the excise tax, which will impact results of operations commencing January 1, 2013, we cannot predict with any certainty what healthcare initiatives, if any, will be implemented at the state level, or what the ultimate effect of federal health care reform or any future legislation or regulation will have on us. As we expect the capital equipment portion of our business would derive limited benefit from healthcare reform, we would seek to pass this surtax on to our customers. If we are unsuccessful, this surtax could reduce our profitability.

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

We May Acquire Other Businesses, and We May Have Difficulty Integrating These Businesses or Generating an Acceptable Return from Acquisitions.

We recently acquired certain assets from Welch Allyn, Inc. and Alsius Corporation. We may acquire other businesses or make strategic purchases of interests in other companies related to our business in order to grow, add product lines, acquire customers or otherwise attempt to gain a competitive advantage in new or existing markets. Such acquisitions and investments may involve the following risks:

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

We, like most of our U.S. competitors, have received warning letters from the FDA in the past, and we may receive warning letters in the future. The number of warning letters issued within the industry has been on the rise, and in fact the number of warning letters issued within the industry in 2009 exceeded 2008. The number of warning letters issued thus far in 2010 appears to be trending to the same level as in 2009 if not slightly higher. We have always complied with the warning letters we have received. However, our failure to comply with FDA regulations could result in sanctions being imposed on us, including restrictions on the marketing or recall of our products. These sanctions could have a material adverse effect on our business.

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

Our medical devices and our business activities are subject to rigorous regulation, including by the FDA and numerous other federal, state and foreign governmental authorities. These authorities and members of the U.S. Congress have been increasing their scrutiny of our industry. Certain states have recently passed or are considering legislation restricting our interactions with health care providers and requiring disclosure of many payments to them. While recent case law has clarified that the FDA’s authority over those medical devices for which the FDA has granted Premarket Approval (including our LifeVest product) preempts certain state tort laws, legislation has been introduced at the federal level to allow state intervention. We anticipate that governmental authorities will continue to scrutinize our industry closely and that additional regulation by governmental authorities may result in increased compliance costs, increased exposure to litigation and other adverse effects to our business. In addition, heightened regulatory enforcement arising from changes in the political and regulatory environment may adversely affect our ability to obtain regulatory approval for our products and to maintain for sale products previously approved. The FDA’s enhanced reporting requirements and ability to analyze reported data may result in more frequent field actions which may include communications to physicians and patients, recalls of products and repair or replacement of devices. One or more of these actions could have a material impact on our net sales, profitability and reputation in the marketplace.

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

Approximately 30% of our revenue in the second quarter of 2010 was generated in foreign markets. Approximately half of this revenue, representing our direct subsidiaries sales, is denominated in a foreign currency and, as such, is subject to direct foreign currency exposure. The currency exposure on the revenue is partially offset by the operating expenses which are also denominated in local currencies. The currency exposure is also partially offset by any forward contracts entered into to hedge our exposure to exchange rates. The other portion of revenue generated in the foreign markets is sold to distributors and is denominated in U.S. dollars. This revenue could be subject to price pressure as the U.S. dollar strengthens.

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

For example, in fiscal 2003, we made an investment in Advanced Circulatory Systems, Inc. (“ACSI”) in which we purchased 1,250,000 shares at $1 per share for approximately $1.3 million. During the second quarter of 2010, we learned that ACSI had purchased shares from a former employee who was seeking to liquidate his investment. ACSI, in turn, sold these shares to another investor for $0.50 per share and will use the net proceeds to fund its operations. Based on our knowledge of the business and review of their most recent financial statements, revenue continues to grow, gross margins remain steady and overall cash flows approximate breakeven. However, cash flow from operations was modestly negative. We reviewed our investment for impairment and concluded no adjustment was deemed necessary at this time. We will continue to monitor our investment to determine if there are any subsequent triggering events that might impact the carrying value of our investment. If a future triggering event or series of events indicate a permanent impairment of our investment, we will be required to writeoff our investment or some portion of our investment in future periods.

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

Our International Sales Expose Our Business to a Variety of Risks That Could Result in Significant Fluctuations in Our Results of Operations.

Approximately 30% of our sales for the second quarter of fiscal 2010 were made to foreign purchasers, and we plan to increase the sale of our products to foreign purchasers in the future. As a result, a significant portion of our sales is and will continue to be subject to the risks of international business, including:

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

Our success will depend in part on our ability to obtain and maintain patent protection for our products, methods, processes and other technologies, to preserve our trade secrets and to operate without infringing the proprietary rights of third parties. We hold approximately 250 U.S. and 160 foreign patents for our various inventions and technologies. Additional patent applications have been filed with the U.S. Patent and Trademark Office and outside the U.S. and are currently pending. The patents that have been granted to us are for a definitive period of time and will expire. We have filed certain corresponding foreign patent applications and intend to file additional foreign and U.S. patent applications as appropriate. We cannot be assured as to:

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

Intangibles and Goodwill We Currently Carry on Our Balance Sheet May Become Impaired.

At April 4, 2010, we had approximately $89 million of goodwill and intangible assets on our balance sheet. These assets are subject to impairment if the cash flow that we generate from these assets specifically, or our business more broadly, are insufficient to justify the carrying value of the assets. Factors affecting our ability to generate cash flow from these assets include, but are not limited to, general market conditions, product acceptance, pricing and competition, distribution, costs of production and operations.

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

We had one foreign currency forward contract outstanding at April 4, 2010, serving to mitigate the foreign currency risk of a substantial portion of our Euro-denominated intercompany balances in the notional amount of approximately 5.5 million Euros. The fair value of this contract at April 4, 2010 was approximately $7.4 million, resulting in an unrealized gain of approximately $14,000. A sensitivity analysis of a change in the fair value of the derivative foreign exchange contracts outstanding at April 4, 2010 indicates that, if the U.S. dollar weakened by 10% against the different foreign currencies, the fair value of these contracts would decrease by approximately $742,000 resulting in a total loss on the contracts of approximately $728,000. Conversely, if the U.S. dollar strengthened by 10% against the different foreign currencies, the fair value of these contracts would increase by approximately $675,000 resulting in a total gain on the contracts approximately of $689,000. Any gains and losses on the fair value of the derivative contracts would be largely offset by losses and gains on the underlying transaction. These offsetting gains and losses are not reflected in the analysis below.

Intercompany Receivable Hedge

Exchange Rate Sensitivity: April 4, 2010

(Amounts in $)

	Expected Maturity Dates						Total	Unrealized gain
	2010	2011	2012	2013	2014	Thereafter
Forward Exchange Agreements (Receive $/Pay Euro) Contract Amount	$7,434,000						$7,434,000	$14,000
Average Contract Exchange Rate	1.3517	—	—	—	—	—	1.3517

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), were effective as of April 4, 2010, to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Controls Over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended April 4, 2010 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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

We have modified the following risk factors from those risk factors contained in our Annual Report on Form 10-K for the fiscal year ended September 27, 2009, which was filed with the SEC on December 10, 2009:

•	“If We Fail to Compete Successfully in the Future Against Existing or Potential Competitors, Our Operating Results May Be Adversely Affected.”

•	“The Resumption of Unrestricted Shipments of Physio-Control AEDs, a Division of Medtronic, May Adversely Affect our Revenues and Profits. “

•	“Recent Economic Trends Could Adversely Affect our Financial Performance.”

•	“The Adoption of Federal Medical Device Tax Surcharge by the U.S. Government Could Reduce Our Profitability.”

•	“We Are Conducting Clinical Trials Related to Newer Technologies Which May Prove Unsuccessful and Have a Negative Impact on Future Sales.”

•

“If We Fail to Comply With Applicable Regulatory Laws and Regulations, the FDA and Other U.S. and Foreign Regulatory Agencies Could Exercise Any of Their Regulatory Powers, Which Could Have a Material Adverse Effect on Our Business.”

•	“Our Industry Is Experiencing Greater Scrutiny by Governmental Authorities, Which May Lead to Greater Governmental Regulation and Heightened Regulatory Enforcement.”

•	“Fluctuations in Currency Exchange Rates May Adversely Affect Our International Sales.”

•	“Our Current and Future Investments May Lose Value in the Future.”

•	“Our International Sales Expose Our Business to a Variety of Risks That Could Result in Significant Fluctuations in Our Results of Operations.”

•	“We Have Only One Manufacturing Facility for Each of Our Major Products and Any Damage or Incapacitation of Any of the Facilities Could Impede Our Ability to Produce These Products.”

We have deleted the following risk factor contained in our Annual Report on Form 10-K for the fiscal year ended September 27, 2009, which was filed with the SEC on December 10, 2009:

•	“Healthcare Reform Legislation Could Adversely Affect Our Revenue and Financial Condition.”

The risk factors as so modified have been repeated in their entirety for the reader’s convenience in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Factors.”

Item 5.	Other Information

(a)	Results of 2010 Annual Meeting of Shareholders

Our 2010 Annual Meeting of Shareholders was held on February 10, 2010. As of December 11, 2009, the record date for the 2010 Annual Meeting of Shareholders, 21,322,278 shares of our Common Stock were outstanding and entitled to vote, and a total of 20,191,523 shares of Common Stock were present in person or by proxy at the meeting.

Messrs. James W. Biondi, Robert J. Halliday and Lewis H. Rosenblum were re-elected to serve as Class III Directors until the 2013 Annual Meeting of Stockholders and until their respective successors have been duly elected and qualified. Votes were cast for the nominees as follows:

	For	Withheld
Mr. Biondi	9,519,095	8,874,316
Mr. Halliday	9,519,115	8,874,296
Mr. Rosenblum	9,518,378	8,875,033

The terms of office of the following Class I and Class II Directors continued after the meeting:

Class I Directors (terms expire in 2011)

Daniel M. Mulvena

Benson F. Smith

John J. Wallace

Class II Directors (terms expire in 2012)

Thomas M. Claflin, II

Richard A. Packer

The other matter submitted for stockholder approval at the 2010 Annual Meeting of Shareholders was the ratification of the selection of BDO Seidman, LLP as the Company’s independent registered public accounting firm for fiscal 2010. The following votes were cast in connection with this matter:

Ratification of the selection of BDO Seidman, LLP as the Company’s independent registered public accounting firm for fiscal 2010:

For	20,184,892
Against	5,391
Abstain	1,240

(b)	During the period covered by this report, there were no changes to the procedures by which security holders may recommend nominees to the Board of Directors.

Item 6.	Exhibits

Exhibit No.	Exhibit

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (2)

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (2)

(1)	Filed herewith.
(2)	Furnished herewith.
*	This certification shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, nor shall it be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZOLL MEDICAL CORPORATION

Date: May 14, 2010	By:	/S/ RICHARD A. PACKER
Richard A. Packer,
Chief Executive Officer
(Principal Executive Officer)

Date: May 14, 2010	By:	/S/ A. ERNEST WHITON
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