Form 10-Q
period 2010-07-04
ZOLL MEDICAL CORP
filed 2010-08-11
CIK 887568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 4, 2010.

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock as of the latest practicable date:

Class	Outstanding at August 9, 2010
Common Stock, $0.01 par value	21,507,713

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

ZOLL MEDICAL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(000’s omitted, except per share data)

(Unaudited)

	July 4, 2010	Sept. 27, 2009
Assets
Current assets:
Cash and cash equivalents	$59,116	$51,061
Marketable securities	4,080	7,583
Accounts receivable, less allowances of $5,834 and $5,464 at July 4, 2010 and September 27, 2009, respectively	80,201	80,535
Inventories:
Raw materials	31,862	31,422
Work-in-process	7,574	7,505
Finished goods	35,326	30,773

	74,762	69,700
Prepaid expenses and other current assets	21,802	21,240

Total current assets	239,961	230,119

Property and equipment at cost:
Land, building and improvements	1,323	1,296
Machinery and equipment	110,023	93,124
Construction in progress	2,806	2,499
Tooling	18,616	17,780
Furniture and fixtures	4,223	4,157
Leasehold improvements	6,163	5,762

	143,154	124,618
Less accumulated depreciation and amortization	93,892	83,978

Net property and equipment	49,262	40,640
Investments	1,310	1,310
Notes receivable	3,513	3,897
Goodwill	52,771	52,100
Patents and developed technology, net	22,599	23,923
Intangibles and other assets, net	18,830	18,965

	$388,246	$370,954

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$24,508	$20,036
Deferred revenue	18,864	12,998
Accrued expenses and other liabilities	27,220	39,562

Total current liabilities	70,592	72,596

Non-Current liabilities:
Other long-term liabilities	15,365	17,800

Total liabilities	85,957	90,396

Commitments and contingencies (Note 14)

Stockholders’ equity:
Preferred stock, $0.01 par value, authorized 1,000 shares, none issued or outstanding	—	—
Common stock, $0.01 par value, authorized 38,000 shares, 21,448 and 21,062 issued and outstanding at July 4, 2010 and September 27, 2009, respectively	214	210
Capital in excess of par value	169,808	159,224
Accumulated other comprehensive loss	(8,694)	(8,134)
Retained earnings	140,961	129,258

Total stockholders’ equity	302,289	280,558

	$388,246	$370,954

See notes to unaudited condensed consolidated financial statements.

ZOLL MEDICAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(000’s omitted, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	July 4, 2010	June 28, 2009	July 4, 2010	June 28, 2009
Product sales	$93,340	$83,247	$274,052	$246,302
Rental revenue	17,986	11,900	49,544	31,015

Total revenue	111,326	95,147	323,596	277,317
Cost of products sold	46,760	43,907	136,697	126,525
Cost of rental revenue	4,483	2,521	11,945	7,015

Total cost of revenue	51,243	46,428	148,642	133,540

Gross profit	60,083	48,719	174,954	143,777
Expenses:
Selling and marketing	32,954	29,148	97,037	83,329
General and administrative	9,059	8,016	27,973	23,642
Research and development	11,570	10,763	34,225	28,848

Total expenses	53,583	47,927	159,235	135,819

Income from operations	6,500	792	15,719	7,958
Investment and other income (expense), net	122	1,334	348	702

Income before income taxes	6,622	2,126	16,067	8,660
Provision for income taxes	885	636	4,364	2,494

Net income	$5,737	$1,490	$11,703	$6,166

Basic earnings per common share	$0.27	$0.07	$0.55	$0.29

Weighted average common shares outstanding	21,445	21,086	21,343	21,075

Diluted earnings per common and common equivalent share	$0.26	$0.07	$0.54	$0.29

Weighted average common and common equivalent shares outstanding	21,859	21,194	21,675	21,204

See notes to unaudited condensed consolidated financial statements.

ZOLL MEDICAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(000’s omitted)

(Unaudited)

	Nine Months Ended
	July 4, 2010	June 28, 2009
OPERATING ACTIVITIES:
Net income	$11,703	$6,166
Charges not affecting cash
Depreciation and amortization	18,023	13,780
Stock-based compensation expense	3,080	2,579
Changes in operating assets and liabilities:
Accounts receivable	(835)	5,726
Inventories	(17,911)	(11,718)
Prepaid expenses and other current assets	(661)	(513)
Accounts payable and accrued expenses	8,555	9,600

Cash provided by operating activities	21,954	25,620

INVESTING ACTIVITIES:
Purchases of marketable securities	—	(35,977)
Sales of marketable securities	3,689	61,416
Additions to property and equipment	(9,425)	(14,477)
Cash paid for acquired assets	—	(16,094)
Milestone payments related to prior years’ acquisitions	(12,798)	(4,500)
Other assets, net	(1,877)	(3,399)

Cash used for investing activities	(20,411)	(13,031)
FINANCING ACTIVITIES:
Proceeds from the exercise of stock options	6,810	170
Tax benefit from the exercise of stock options	761	—

Cash provided by financing activities	7,571	170
Effect of exchange rates on cash and cash equivalents	(1,059)	(1,386)

Net increase in cash and cash equivalents	8,055	11,373
Cash and cash equivalents at beginning of period	51,061	36,675

Cash and cash equivalents at end of period	$59,116	$48,048

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period:
Income taxes	$4,164	$948

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

Sales to customers often include a device, disposables and other accessories. For the vast majority of sales orders, all deliverables are shipped together. However, in some cases an element of a multiple element arrangement may not be delivered as of a reporting date. Under the historical accounting guidance, the fair value of the undelivered elements was deferred and only the revenue related to the delivered elements would be recognized if fair value had been established for the undelivered elements. If fair value of any undelivered element had not been established, revenue for the entire order was deferred. Under the new guidance, fair value as the measurement criteria is replaced with the term estimated selling price, and the guidance establishes the following hierarchy for determining the estimated selling price of a deliverable: (i) vendor-specific objective evidence of selling price (VSOE), (ii) third-party evidence of selling price (TPE), and (iii) best estimate of the selling price (ESP). VSOE generally exists only when the deliverable is sold separately and is the price actually charged for that deliverable. Revenue for multi-element arrangements is allocated based upon relative selling price of the individual elements.

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

For the quarter ended July 4, 2010, we deferred less than $100,000 related to undelivered elements of a multiple element arrangement. The adoption of this new guidance did not have a material impact on the Company’s financial results.

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

Net sales by customer/product categories were as follows:

	Three Months Ended		Nine Months Ended
(000’s omitted)	July 4, 2010	June 28, 2009	July 4, 2010	June 28, 2009
Hospital Market—North America	$24,450	$26,617	$73,973	$64,389
Pre-hospital Market—North America	51,075	40,487	145,560	126,742
Other—North America	6,376	5,645	18,835	17,357
International Market	29,425	22,398	85,228	68,829

	$111,326	$95,147	$323,596	$277,317

The Company reports assets on a consolidated basis to the chief operating decision maker.

Geographic information: Net sales by major geographical area, determined on the basis of destination of the goods, are as follows:

	Three Months Ended		Nine Months Ended
(000’s omitted)	July 4, 2010	June 28, 2009	July 4, 2010	June 28, 2009
United States	$74,133	$67,241	$219,279	$188,895
Foreign	37,193	27,906	104,317	88,422

	$111,326	$95,147	$323,596	$277,317

No individual foreign country represented 10% or more of our revenues or assets for the three or nine months ended July 4, 2010 or June 28, 2009, respectively.

3. Comprehensive Income

The Company computes comprehensive income (loss) in accordance with FASB ASC 220, Comprehensive Income, (formerly SFAS No. 130, Reporting Comprehensive Income). FASB ASC 220 establishes standards for the reporting and display of comprehensive income (loss) and its components in financial statements. Other comprehensive income (loss), as defined, includes all changes in equity during a period from non-owner sources, such as unrealized gains and losses on available-for-sale securities and foreign currency translation. Total accumulated comprehensive income (loss) for the three and nine months ended July 4, 2010 and June 28, 2009, respectively, was as follows:

	Three Months Ended		Nine Months Ended
(000’s omitted)	July 4, 2010	June 28, 2009	July 4, 2010	June 28, 2009
Net income	$5,737	$1,490	$11,703	$6,166
Unrealized gain (loss) on available-for-sales securities, net of tax	113	(32)	187	75
Foreign currency translation adjustment	(749)	2,051	(747)	(815)

Total comprehensive income	$5,101	$3,509	$11,143	$5,426

4. Stock Option Plans

At July 4, 2010, the Company had two active stock-based compensation plans under which stock-based grants may be issued, and two other stock-based compensation plans under which grants are no longer being made. No further grants are being made under the Company’s 1992 Stock Option Plan (“1992 Plan”) and 1996 Non-Employee Directors’ Stock Option Plan (“1996 Plan”), but option grants remain outstanding under both plans. The Company’s active plans are the Amended and Restated 2001 Stock Incentive Plan (“2001 Plan”) and the Amended and Restated 2006 Non-Employee Director Stock Option Plan (“2006 Plan”).

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

Stock-based compensation charges totaled approximately $1.3 million and $3.1 million during the three and nine months ended July 4, 2010, respectively, and totaled approximately $885,000 and $2.6 million during the three and nine months ended June 28, 2009, respectively. The effect of recording stock-based compensation by line item for the three and nine months ended July 4, 2010 and June 28, 2009 was as follows:

	Three Months Ended		Nine Months Ended
(000’s omitted)	July 4, 2010	June 28, 2009	July 4, 2010	June 28, 2009
Cost of goods sold	$52	$79	$207	$234
Selling and marketing expense	302	203	680	607
General and administrative expense	738	469	1,720	1,353
Research and development expense	193	134	473	385

Total stock-based compensation	$1,285	$885	$3,080	$2,579

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions for grants issued during the nine months ended July 4, 2010 and June 28, 2009:

	Nine Months Ended July 4, 2010	Nine Months Ended June 28, 2009
Dividend yield	0%	0%
Expected volatility	42.4%	44.6%
Risk-free interest rate	2.37%	2.37%
Expected lives (years)	5.14	5.10

At July 4, 2010, there was approximately $6.7 million of unrecognized compensation cost related to non-vested awards, which the Company expects to recognize over a weighted-average period of 2.5 years.

The weighted-average, grant-date fair value of options granted (estimated using the Black-Scholes option-pricing model) was $8.79 and $8.58 for the nine months ended July 4, 2010 and June 28, 2009, respectively. During the nine months ended July 4, 2010, the Company issued 370,442 shares of Common Stock pursuant to exercised options for proceeds of approximately $6.8 million. The total intrinsic value of options exercised for the nine months ended July 4, 2010 and June 28, 2009 was approximately $2.7 million and $260,000, respectively. It is the Company’s policy to issue new shares upon the exercise of options.

The following table summarizes the status of outstanding stock options as of July 4, 2010, as well as changes during the nine months ended July 4, 2010:

	Shares	Weighted- Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term in Years	Aggregate Intrinsic Value ($000’s)
Outstanding at September 27, 2009	2,190,717	$18.84
Granted	324,050	21.64
Exercised	(370,442)	18.38
Forfeited	(15,000)	24.03

Outstanding at July 4, 2010	2,129,325	$19.31	6.30	$14,468

Exercisable at July 4, 2010	1,279,973	$17.57	4.91	$10,803

The following table summarizes the status of unvested restricted stock awards as of July 4, 2010, as well as changes during the nine months ended July 4, 2010:

	Shares	Weighted- Average Fair Value
Unvested at September 27, 2009	36,713	$20.05
Granted	21,800	27.79
Vested	(17,921)	18.66
Forfeited	(338)	26.52

Unvested at July 4, 2010	40,254	$24.82

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

	Three Months Ended		Nine Months Ended
(000’s omitted)	July 4, 2010	June 28, 2009	July 4, 2010	June 28, 2009
Average shares outstanding for basic earnings per share	21,445	21,086	21,343	21,075
Dilutive effect of stock options and unvested restricted stock	414	108	332	129

Average shares outstanding for diluted earnings per share	21,859	21,194	21,675	21,204

Average shares outstanding for diluted earnings per share for the three and nine months ended July 4, 2010 does not include options to purchase 219,000 and 950,000 shares of Common Stock, respectively, as their effect would have been antidilutive. Average shares outstanding for diluted earnings per share for the three and nine months ended June 28, 2009 does not include options to purchase 1.6 million and 1.4 million shares of Common Stock, respectively, as their effect would have been antidilutive.

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

The Company had one foreign currency forward contract outstanding at July 4, 2010 serving to mitigate the foreign currency risk of a substantial portion of the Company’s Euro-denominated intercompany balances in the notional amount of approximately 6 million Euros. We estimate the fair value of the derivative instruments based on the exchange rates of the underlying currencies. The following table presents the fair value amount of the Company’s derivative instrument not designated as a hedging instrument as of July 4, 2010:

(000’s omitted)	Balance Sheet Location	Fair Value
Current liabilities
Foreign currency contracts	Accrued expenses and other current liabilities	$15

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

The following table presents the pretax impact that changes in the fair value of derivatives not designated as hedging instruments had on earnings during the three months ended July 4, 2010 and June 28, 2009, respectively:

		Gain (Loss) Recognized in Income
(000’s omitted)	Location of Gain (Loss) Recognized in Income	Three Months Ended July 4, 2010	Three Months Ended June 28, 2009
Foreign currency contracts	Investment and other income (expense), net	$517	$(498)

The following table presents the pretax impact that changes in the fair value of derivatives not designated as hedging instruments had on earnings during the nine months ended July 4, 2010 and June 28, 2009, respectively:

		Gain (Loss) Recognized in Income
(000’s omitted)	Location of Gain (Loss) Recognized in Income	Nine Months Ended July 4, 2010	Nine Months Ended June 28, 2009
Foreign currency contracts	Investment and other income (expense), net	$1,147	$924

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

Product warranty activity for the nine months ended July 4, 2010 and June 28, 2009 is as follows:

(000’s omitted)	Beginning Balance	Accruals for Warranties Issued During the Period	Decrease to Pre-existing Warranties	Ending Balance
Nine Months Ended July 4, 2010	$4,176	$1,372	$1,355	$4,193
Nine Months Ended June 28, 2009	$3,733	$941	$815	$3,859

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

The goodwill resulting from this acquisition is assigned to the Company’s ZOLL Sunnyvale reporting unit. All of the goodwill is expected to be deductible for income tax purposes.

Supplemental Pro Forma Information

The unaudited pro forma combined condensed statements of income for the three and nine month periods ended June 28, 2009 below give effect to the acquisition of the assets of Alsius as if the acquisition had occurred at the beginning of the year, September 29, 2008, after giving effect to certain adjustments, including amortization of the intangibles subject to amortization and related income taxes.

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

(000’s omitted)	Three Months Ended June 28, 2009	Nine Months Ended June 28, 2009
Net sales	$96,290	$285,259
Net income	$881	$776
Net income per common share
Basic	$0.04	$0.04
Diluted	$0.04	$0.04

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

9. Inventory

The Company’s inventory is valued at the lower of cost or market. Cost is determined by the first-in, first-out (“FIFO”) method, including material, labor and factory overhead. Inventory on hand may exceed future demand either because the product is outdated or obsolete, or because the amount on hand is in excess of future needs. The total value of inventories that are determined to be obsolete based on criteria such as customer demand and changing technologies are reserved. Excess inventory amounts are estimated by reviewing quantities on hand and comparing those quantities to sales forecasts for the next 12 months, identifying historical service usage trends, and matching that usage with the installed base quantities to estimate future needs. At July 4, 2010, the Company’s inventory was recorded at net realizable value requiring reserves of $8.9 million, or 10.7% of the $83.7 million gross inventories.

Because the LifeVest product is distributed on a rental basis, the LifeVest product is included in inventory while it is being manufactured, and once completed it is then transferred to fixed assets and depreciated over its estimated life. During the three months ended July 4, 2010 and June 28, 2009, $2.6 million and $1.5 million, respectively, of LifeVest systems were transferred from inventory to fixed assets. For purposes of the Company’s condensed, consolidated statement of cash flows, the transfer was treated as a non-cash transaction.

10. Intangibles and Other Assets

Intangibles and other assets consist of:

(000’s omitted)	Weighted Average Life	July 4, 2010		September 27, 2009
		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Prepaid license fees	16 years	$12,743	$4,276	$12,230	$3,636
Patents and developed technology	11 years	35,650	13,051	34,672	10,749
Customer-related intangibles	10 years	5,000	1,961	4,750	1,598
Intangible assets not subject to amortization	—	1,530	—	1,530	—
Other assets	—	9,663	3,869	8,846	3,157

		$64,586	$23,157	$62,028	$19,140

Amortization of acquired intangibles for the three months ended July 4, 2010 and June 28, 2009 was approximately $834,000 and $760,000, respectively, and is included in operating expenses in the consolidated statements of income. For the nine months ended July 4, 2010 and June 28, 2009, amortization of acquired intangibles was approximately $2.5 million and $2.2 million, respectively, and is included in operating expenses in the consolidated statements of income.

11. Other Long-Term Liabilities

Other long-term liabilities consist of:

(000’s omitted)	July 4, 2010	Sept. 27, 2009
Accrued warranty expense, long-term	$2,753	$2,957
Deferred revenue, long-term	7,571	8,805
Deferred tax liabilities	186	849
Unrecognized tax positions	4,595	4,834
Deferred lease incentives, long-term	—	355
Other miscellaneous liabilities	260	—

Total other long-term liabilities	$15,365	$17,800

12. Income Taxes

The effective tax rate for the three months ended July 4, 2010 and June 28, 2009 was 13% and 30%, respectively.

The Company’s effective tax rate for the nine months ended July 4, 2010 and June 28, 2009 was 27% and 29%, respectively. The difference between the effective and statutory rates in 2010 is due, in part, to the release of approximately $836,000 of tax liabilities due to the expiration of tax statutes, completion of a foreign tax audit and the resolution of uncertain tax positions in the third quarter of fiscal 2010. Additionally, during the third quarter of 2010, the Company undertook a detailed review of its international tax positions and concluded that the deferred tax liabilities should be decreased by approximately $664,000. This adjustment was immaterial to all prior periods. The prior-year effective tax rate benefited from the fact that the U.S. Congress extended the research and development tax credit, retroactively from January 1, 2008, during the first quarter of fiscal 2009. This extension allowed a full-year tax credit estimate for fiscal 2009 to be included in the Company’s fiscal 2009 rate calculation, along with a discrete period adjustment of approximately $400,000 recognized during the first quarter of fiscal 2009, to record the tax credit related to the retroactive application of the credit extension. The current- period projected annual rate contains only one quarter of a full-year credit in the annual rate calculation. The Company has estimated that its fiscal 2010 effective tax rate will be approximately 31% assuming no retroactive extension of the research and development tax credit by the end of its fiscal year.

As of July 4, 2010, the Company had approximately $4.6 million of uncertain tax positions, including approximately $309,000 of accrued interest and penalties. Of this balance, approximately $3.5 million is gross unrecognized tax benefits and approximately $763,000 is an allowance against a deferred tax asset. If recognized, $2.2 million could impact the effective tax rate. No amount of this balance is expected to reverse in fiscal 2010. The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense in the consolidated statements of income.

As of September 28, 2009, the Company had approximately $5.3 million of uncertain tax positions, including approximately $426,000 of accrued interest and penalties. The remaining $4.9 million is gross unrecognized tax benefits of which $500,000 was classified as a current liability at September 28, 2009.

The Company is subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions. The Company has concluded all U.S. federal and most state and foreign income tax matters through fiscal 2007. The acquired losses from the business acquired from Revivant Corporation in fiscal 2005 for tax years 1997 through 2004 remain open to examination by the IRS to the extent losses are claimed in open years.

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

The Company uses the market approach technique to value its assets and liabilities that are measured at fair value on a recurring basis. The Company’s financial assets and liabilities carried at fair value are primarily comprised of marketable securities and derivative contracts used to hedge the Company’s currency risk. For Level 1 inputs, the Company used quoted market prices for financial instruments that have active markets. The financial instruments for which Level 1 inputs are used were money market funds and U.S. government agency and Treasury securities. For Level 2 inputs, the Company used quoted market prices in markets that are not active, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. The financial instruments for which Level 2 inputs are used were corporate obligations, all of which have counterparties with high credit ratings, and foreign currency contracts.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of July 4, 2010, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value:

(000’s omitted)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$15,078	$15,078	$—	$—
Available for sale securities (1)	4,080	—	4,080	—

Total	$19,158	$15,078	$4,080	$—

Liabilities:
Foreign currency contracts (2)	$15	$—	$15	$—

Total	$15	$—	$15	$—

(1)	Included in marketable securities in the accompanying condensed consolidated balance sheet.
(2)	Included in accrued expenses and other liabilities in the accompanying condensed consolidated balance sheet.

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

The Company held cost method investments of $1.3 million at July 4, 2010 and September 27, 2009. The fair value of a cost method investment is not estimated if there are no identified events or changes in circumstance that may have a significant adverse affect on the fair value of the investment. The Company has a policy in place to review its investments on a regular basis to evaluate the carrying value of the investments in these companies. If the Company believes that the carrying value of an investment is in excess of estimated fair value, it is the Company’s policy to record an impairment charge to adjust the carrying value to estimated fair value, if the impairment is deemed other-than-temporary.

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

As of July 4, 2010, available-for-sale securities consisted of the following:

	Cost	Accrued Interest	Gross Unrealized		Estimated Fair Value
(000’s omitted)			Gains	Losses
Money-market funds	$2,480	$—	$—	$—	$2,480
U.S. government agency and Treasury securities	12,599	—	—	(1)	12,598
Corporate obligations	4,034	11	35	—	4,080

	$19,113	$11	$35	$(1)	$19,158

As of September 27, 2009, available-for-sale securities consisted of the following:

	Cost	Accrued Interest	Gross Unrealized		Estimated Fair Value
(000’s omitted)			Gains	Losses
Money-market funds	$20	$—	$—	$—	$20
U.S. government agency and Treasury securities	16,803	10	20	—	16,833
Corporate obligations	4,861	11	21	(2)	4,891
Student loan auction rate securities	1,900	—	—	(143)	1,757

	$23,584	$21	$41	$(145)	$23,501

The contractual maturities of these investments as of July 4, 2010 were as follows:

(000’s omitted)	Cost	Fair Value
Within 1 year	$17,790	$17,795
After 1 year through 5 years	1,312	1,352
After 5 years through 10 years	—	—
After 10 years	11	11

	$19,113	$19,158

The contractual maturities of these investments as of September 27, 2009 were as follows:

(000’s omitted)	Cost	Fair Value
Within 1 year	$20,285	$20,174
After 1 year through 5 years	3,236	3,264
After 5 years through 10 years	22	23
After 10 years	41	40

	$23,584	$23,501

The Company’s available-for-sale securities were included in the following captions in the accompanying condensed consolidated balance sheets:

(000’s omitted)	July 4, 2010	September 27, 2009
Cash equivalents	$15,078	$15,918
Marketable securities	4,080	7,583

	$19,158	$23,501

During fiscal 2008, the Company reclassified approximately $2 million of its marketable securities from current assets to non-current assets due to the illiquidity in the auction-rate securities market. The underlying assets of these investments are student loans that are backed by the federal government. During fiscal 2008, auctions failed for the auction rate securities. As a result, the Company’s ability to liquidate and fully recover the carrying value of the auction rate securities in the near term was limited. An auction failure means that the parties wishing to sell the securities could not do so. The Company’s auction rate securities are currently rated “AAA” by Standard and Poor’s. The Company recorded a $100,000 impairment charge in fiscal 2008 on these securities based on valuation models. Subsequently, the Company entered into a Rights Agreement with UBS Financial Services, Inc. (“UBS”), through which these securities were acquired. The Rights Agreement entitled the Company to sell these securities to UBS at any time between June 30, 2010 and July 2, 2012 for par value. On July 1, 2010, the Company exercised its option to sell these securities to UBS for par value. Accordingly, as of July 4, 2010, these marketable securities are no longer held by the Company. The $100,000 impairment charge recorded in fiscal 2008 was reversed in the current quarter of this year since the Company received par value for the securities.

Gross realized gains and (losses) on available-for-sale securities for the three and nine months ended July 4, 2010 and June 28, 2009, included in “Investment and other income, net” on the consolidated income statements, were as follows:

(000’s omitted)	For Three Months Ended July 4, 2010	For Three Months Ended June 28, 2009	For Nine Months Ended July 4, 2010	For Nine Months Ended June 28, 2009
Gross realized gains	$1	$2	$1	$5
Gross realized losses	—	(24)	—	(262)

Total, net	$1	$(22)	$1	$(257)

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

Effective January 4, 2010, the Company adopted ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820) – Improving Disclosures about Fair Value Measurements (ASU 2010-06). ASU 2010-06 requires additional disclosure within the rollforward activity for assets and liabilities measured at fair value on a recurring basis, including transfers of assets and liabilities between Level 1 and Level 2 of the fair value hierarchy and the separate presentation of purchases, sales, issuances and settlements of assets and liabilities within Level 3 of the fair value hierarchy. In addition, ASU 2010-06 requires enhanced disclosures of the valuation techniques and inputs used in the fair value measurements within Level 2 and Level 3. ASU 2010-06 was adopted for the Company’s second quarter ending April 4, 2010, except for the disclosure of purchases, sales, issuances and settlements of Level 3 measurements, for which disclosures are not required until the Company’s first quarter of fiscal 2011. During the second quarter of fiscal 2010, the Company did not have any transfers of assets or liabilities between Level 1 and Level 2 of the fair value hierarchy. See Note 13. The adoption of the additional disclosures for Level 1 and Level 2 fair value measurements did not have a material impact on the Company’s financial position, results of operations or cash flows. The Company is currently evaluating the potential impact of the disclosures regarding Level 3 fair value measurements.

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

In December 2007, the FASB issued updated guidance related to business combinations, which is included in the Codification in FASB ASC 805, Business Combinations (“FASB ASC 805”), formerly SFAS No. 141 (R), Business Combinations. The updated guidance in FASB ASC 805 establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The new requirements also provide guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The updated requirements of ASC 805 became effective as of the beginning of the Company’s 2010 fiscal year. The new requirements are adopted on a prospective basis for new acquisitions subsequent to the effective date. With respect to potential transactions that may be executed subsequent to adoption, the accounting consequences could be materially different than under the prior accounting rules.

In April 2009, the FASB issued additional new guidance on FASB ASC 805, Business Combinations, formerly FSP FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies. This new guidance addresses the initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. The new guidance became effective as of the beginning of the Company’s fiscal year 2010. With respect to potential transactions that may be executed subsequent to adoption, the accounting consequences could be materially different than under the prior accounting rules.

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

We intend for this discussion and analysis to provide you with information that will assist you in understanding our consolidated financial statements. Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. This discussion and analysis should be read in conjunction with our consolidated financial statements as of July 4, 2010 for the three and nine months then ended and the notes thereto.

Our fiscal 2010 consists of 53 weeks. Our three months ended January 3, 2010 included the additional week and, therefore, consisted of 14 weeks, while the three months ended December 28, 2008 consisted of 13 weeks. We estimate that the revenue and expense impact of the additional week was approximately $2 million each during the three months ended January 3, 2010.

Sales for the three months ended July 4, 2010 increased 17% to $111.3 million, as compared to the same period in the prior year. LifeVest revenue grew approximately $5.7 million, or 51%, in the three months ended July 4, 2010 compared to the same period in fiscal 2009 as acceptance continues to grow for this product. Additionally, the increase in sales, in comparison to the prior year, was driven by the North American pre-hospital professional defibrillator business which experienced a particularly low revenue quarter for this business in the comparable fiscal 2009 period and a large Canadian order that shipped during the third quarter of 2010. Excluding Temperature Management revenues, our International business also increased revenue by 26%. The remaining increase in sales was substantially driven by revenues derived from our Temperature Management business for the three months ended July 4, 2010 compared to the same prior-year period. We believe that North American hospital-related spending constraints have begun to subside. The North American EMS environment continues to experience funding restrictions within public agencies.

Revenues included a positive foreign exchange impact of approximately $1.0 million primarily related to the Canadian Dollar within our North American operations. This positive impact on revenue was more than offset by decreased foreign exchange gains included in “Investment and other income, net” on our condensed, consolidated income statements.

Three Months Ended July 4, 2010 Compared To Three Months Ended June 28, 2009

Sales

Net sales by customer/product categories are as follows:

(000’s omitted)	July 4, 2010	June 28, 2009	% Change
Devices and Accessories to the Hospital Market-North America	$24,450	$26,617	(8)%
Devices, Accessories, and Data Management Software to the Pre-hospital Market-North America	51,075	40,487	26%
Other Products to North America	6,376	5,645	13%

Subtotal North America	81,901	72,749	13%
All Products to the International Market	29,425	22,398	31%

Net Sales	$111,326	$95,147	17%

Net sales increased approximately 17% for the three months ended July 4, 2010, compared to the prior-year period.

Sales to the North American hospital market decreased approximately $2.2 million, or 8%, compared to the same period a year ago. The decrease was primarily attributable to a decrease in the volume of US Military/Big Government sales of approximately $5.5 million. We believe this decrease may partially be the result of delays associated with gaining approval for our new Propaq MD military product. This decrease was partially offset by an increase in professional defibrillators sold to hospitals of approximately $1.9 million and an increase of approximately $1.7 million of revenue derived from our Temperature Management business.

Sales to the North American pre-hospital market increased approximately $10.6 million, or 26%, during the three months ended July 4, 2010, compared to the same quarter in the prior year. The increase in North American pre-hospital market sales was primarily the result of increased volume in LifeVest revenue and higher sales of professional defibrillators in the pre-hospital market. The increased sales volume of our professional defibrillators during the three months ended July 4, 2010 as compared to the three months ended June 28, 2009 was a result of significantly lower sales volume as capital spending declined due to the general economic downturn in the third quarter of fiscal 2009 and a large Canadian order that shipped during the three months ended July 4, 2010. We continue to find the pre-hospital market challenging, and we do not expect the environment to improve in the near future.

International sales increased approximately $7.0 million, or 31%, during the three months ended July 4, 2010 in comparison to the prior-year period, driven by increased sales volume of AEDs and, to a lesser extent, increased revenue derived from our Temperature Management business and from sales of our professional defibrillator equipment. The impact from foreign currency exchange rate fluctuations within this customer class was minimal on sales for the third quarter of fiscal 2010 compared to the previous year period. The increased volume of sales was driven by our international distributors in Latin America, primarily in Brazil, and the Middle East.

Total sales of the AutoPulse product decreased 6% during the three months ended July 4, 2010 compared to the three months ended June 28, 2009. The decrease relates to lower sales volume in the North American hospital and pre-hospital markets, which was partially offset by the increased volume of AutoPulse sales in the International market. Total AutoPulse sales were approximately $3.8 million in the third quarter of 2010 in comparison to $4.1 million in the prior-year quarter.

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

Gross margin for the three months ended July 4, 2010 increased from 51.4% to 53.8%, compared to the same period in the prior year. This increase primarily reflected more favorable pricing of our defibrillator products in the North American market. In addition, a positive impact of foreign exchange rate fluctuations on revenue and the increased volume of LifeVest business were partially offset by the inclusion of lower margin Temperature Management revenue and other changes in business mix. Each of these other items individually represented approximately one percentage point or less of our overall gross margin. Our gross margin tends to fluctuate from period to period as a result of product and geographical mix.

Backlog

Backlog decreased to approximately $13 million at July 4, 2010, compared to approximately $22 million at April 4, 2010. Backlog at September 27, 2009 was approximately $20 million and $10 million at June 28, 2009. Typically, we expect our backlog to decrease sequentially during the first and second quarters, remain flat during the third quarter, and increase during the fourth quarter due to the purchasing practices of our customers. In fiscal 2010, backlog increased in the second quarter and decreased in the third quarter. We believe the maintenance of a modest backlog will help improve our efficiency, lower our costs and improve our profitability as we believe it will make it less likely that we will be required to incur substantial additional costs at the end of the quarter. Due to possible changes in delivery schedules, cancellation of orders and delays in shipments, our backlog at any particular date is not necessarily an accurate predictor of revenue for any succeeding period.

Costs and Expenses

Operating expenses for the three months ended July 4, 2010 and June 28, 2009 were as follows:

(000’s omitted)	Three Months Ended July 4, 2010	% of Sales	Three Months Ended June 28, 2009	% of Sales	Change %
Selling and marketing	$32,954	30%	$29,148	31%	13%
General and administrative	9,059	8%	8,016	8%	13%
Research and development	11,570	10%	10,763	11%	2%

Total expenses	$53,583	48%	$47,927	50%	12%

As a percentage of sales, selling and marketing expenses for the three months ended July 4, 2010 decreased by one percent as compared to the three months ended June 28, 2009. This decrease, as a percentage of sales, was primarily attributed to the higher level of revenue compared to the prior-year quarter. The increased dollar spending primarily reflected the development of a discrete North American Temperature Management sales force and the transition of a former German distributor’s sales to a direct ZOLL sales force of Temperature Management products in Germany and, to a lesser extent, the personnel-related expenses for the LifeVest sales force and related sales organization, including commissions, salaries and fringe benefits that are supporting the increased LifeVest revenue.

As a percentage of sales, general and administrative expenses remained consistent at 8% of sales during the three months ended July 4, 2010, compared to the three months ended June 28, 2009. The increased dollar spending during the three months ended July 4, 2010 primarily reflected increased salaries and fringe benefits, particularly in support of the LifeVest business.

As a percentage of sales, research and development expenses for the three months ended July 4, 2010 decreased one percent as compared to the three months ended June 28, 2009. This percentage decrease was the result of overall operating leverage. Research and development expenses increased for the three months ended July 4, 2010 compared to the three months ended June 28, 2009 due predominantly to clinical trial costs.

Investment and Other Income, Net

Investment and other income, net includes interest income, realized and unrealized foreign exchange gains and losses, and other income and expense. Investment and other income, net of approximately $122,000 for the three months ended July 4, 2010 decreased from $1.3 million for the three months ended June 28, 2009. This decrease relates primarily to a reduction in foreign exchange gains.

Income Taxes

Our effective tax rate for the three months ended July 4, 2010 and June 28, 2009 was 13% and 30%, respectively. The decreased rate resulted, in part, from the release of approximately $836,000 of tax liabilities due to the expiration of tax statutes, completion of a foreign tax audit and the resolution of uncertain tax positions in the third quarter of fiscal 2010. Additionally, during the third quarter of 2010, we undertook a detailed review of our international tax positions and concluded that our deferred tax liabilities should be decreased by approximately $664,000. This adjustment was immaterial to all prior periods. The prior year effective tax rate benefited from the retroactive extension of the research and development tax credit, retroactively from January 1, 2008, during the first quarter of fiscal 2009. This extension allowed a full-year tax credit estimate for fiscal 2009 to be included in our fiscal 2009 rate calculation along with a discrete period adjustment of approximately $400,000 recognized during the first quarter of fiscal 2009 to record the tax credit related to the retroactive application of the credit extension. Our fiscal 2010 projected annual tax rate only contains one quarter of a full-year credit in the annual rate calculation.

At July 4, 2010 and September 27, 2009, we had $3.5 million and $4.9 million of gross unrecognized tax benefits, respectively, $2.2 million of which, if recognized, would affect our effective tax rate. We do not expect any further reversals of the unrecognized tax benefits in fiscal 2010.

We are subject to U.S. federal income tax as well as the income tax of multiple states and foreign jurisdictions. We have concluded all U.S. federal and most state and foreign income tax matters through fiscal 2007. The acquired losses from Revivant, the business acquired in fiscal 2005, for tax years 1997 through 2004 remain open to examination by the IRS to the extent losses are claimed in open years.

Our historical practice is to recognize interest and penalties related to income tax matters in income tax expense. We had $309,000 and $426,000 accrued for interest and penalties at July 4, 2010 and September 27, 2009, respectively.

We currently estimate that our fiscal 2010 effective tax rate will be approximately 31% assuming no retroactive extension of the research and development tax credit by the end of the fiscal year.

Nine Months Ended July 4, 2010 Compared To Nine Months Ended June 28, 2009

Sales

Net sales by customer/product categories are as follows:

(000’s omitted)	July 4, 2010	June 28, 2009	% Change
Devices and Accessories to the Hospital Market-North America	$73,973	$64,389	15%
Devices, Accessories, and Data Management Software to the Pre-hospital Market-North America	145,560	126,742	15%
Other Products to North America	18,835	17,357	9%

Subtotal North America	238,368	208,488	14%
All Products to the International Market	85,228	68,829	24%

Net Sales	$323,596	$277,317	17%

Net sales increased approximately 17% for the nine months ended July 4, 2010 compared to the prior-year period.

Sales to the North American hospital market increased approximately $9.6 million, or 15%, compared to the same period a year ago. This increase primarily reflects approximately $6.7 million of revenue derived from our new Temperature Management business. The remainder of the increase was attributable to an increase in volume of professional defibrillators sold to hospitals. The increases were partially offset by a decrease in the volume of US Military/Big Government sales.

Sales to the North American pre-hospital market increased approximately $18.8 million, or 15%, compared to the same period in the prior year. The increase in North American pre-hospital market sales was primarily a result of increased LifeVest revenue of approximately $18.1 million and, to a lesser extent, an increased volume of sales in our data business. These increases were partially offset by a lower volume of AutoPulse sales.

International sales increased approximately $16.4 million, or 24%, during the nine months ended July 4, 2010, in comparison to the prior-year period. The increase in International sales was due to an increased volume of sales of AEDs and revenue derived from our Temperature Management business. The remainder of the increase was due to an increased volume of AutoPulse sales. The increased sales also included a positive impact from foreign currency exchange rate fluctuations of approximately $2.9 million. The increased volume of sales was driven by our direct subsidiaries in France, Australia and the Netherlands and our international distributors in Latin America, the Middle East and Japan.

Total sales of the AutoPulse product decreased 3% during the nine months ended July 4, 2010 compared to the nine months ended June 28, 2009. A decrease in sales volume of the AutoPulse in the North American pre-hospital market which we believe was due to funding restrictions within the public agencies for capital equipment, was partially offset by strong growth in the International market. Total AutoPulse sales were approximately $12.2 million in comparison to $12.6 million in the prior-year period.

Gross Margins

Gross margin for the nine months ended July 4, 2010 increased from 52% to 54.1% compared to the same period in the prior year. The gross margin increased due to more favorable pricing of professional defibrillators in the North American market. In addition, a positive impact of foreign exchange rate fluctuations on revenue and the increased volume of LifeVest business mix were partially offset by the inclusion of lower margin Temperature Management revenue and other changes in business mix. Each of these other items individually represented one percentage point or less of our overall gross margin. Our gross margin tends to fluctuate from period to period as a result of unit volume levels, mix of product and customer class, geographical mix, foreign exchange rate fluctuation and overall market conditions.

Costs and Expenses

Operating expenses for the nine months ended July 4, 2010 and June 28, 2009 were as follows:

(000’s omitted)	Nine Months Ended July 4, 2010	% of Sales	Nine Months Ended June 28, 2009	% of Sales	Change %
Selling and marketing	$97,037	30%	$83,329	30%	16%
General and administrative	27,973	9%	23,642	9%	18%
Research and development	34,225	10%	28,848	10%	19%

Total expenses	$159,235	49%	$135,819	49%	17%

As a percentage of sales, selling and marketing expenses for the nine months ended July 4, 2010 were flat as compared to the nine months ended June 28, 2009. The increased dollar spending primarily reflected increased personnel-related expenses for the expansion of the Temperature Management sales force and the LifeVest sales force and related sales organizations, including commissions, salaries and fringe benefits that are supporting the increased LifeVest revenue. The increase is also attributable to the impact of foreign exchange rates on foreign-denominated operating expenses.

As a percentage of sales, general and administrative expenses remained flat as compared to the nine months ended June 28, 2009. The increased dollar spending for general and administrative expenses primarily reflected increased salaries and fringe benefits, including increased spending in support of the LifeVest business.

As a percentage of sales, research and development expenses were flat for the nine months ended July 4, 2010 as compared to the nine months ended June 28, 2009. Research and development expenses increased for the nine months ended July 4, 2010 compared to the nine months ended June 28, 2009, due predominantly to increased costs related to the Company’s on-going clinical trials and expenses associated with the arrangement with Welch Allyn.

Investment and Other Income, Net

Investment and other income, net includes interest income, realized and unrealized foreign exchange gains and losses, and other income and expense. Investment and other income, net totaled approximately $348,000 and $702,000 for the nine months ended July 4, 2010 and June 28, 2009, respectively. This decrease is primarily the result of the strengthening of the U.S. dollar during fiscal 2010, as compared to fiscal 2009, as we mark our short-term foreign denominated intercompany receivables to market at the end of the reporting period.

Income Taxes

Our effective tax rate for the nine months ended July 4, 2010 and June 28, 2009 was 27% and 29%, respectively. The decrease in the effective tax rate resulted, in part, from the release of approximately $836,000 of tax liabilities due to the expiration of tax statutes, completion of tax audits and the resolution of uncertain tax positions in the third quarter of fiscal 2010. Additionally, during the third quarter of 2010, we undertook a detailed review of our international tax positions and concluded that our deferred tax liabilities should be decreased by approximately $664,000. This adjustment was immaterial to all prior periods. The prior year effective tax rate benefited from the retroactive extension of the research and development tax credit, retroactively from January 1, 2008, during the first quarter of fiscal 2009. This extension allowed a full-year tax credit estimate for fiscal 2009 to be included in our fiscal 2009 rate calculation along with a discrete period adjustment of approximately $400,000 recognized during the first quarter of fiscal 2009 to record the tax credit related to the retroactive application of the credit extension. The current period projected annual rate only contains one quarter of a full-year credit in the annual rate calculation.

Liquidity and Capital Resources

We believe that our overall financial condition remains strong. Our cash, cash equivalents and short-term marketable securities at July 4, 2010 totaled $63.2 million compared with $58.6 million at September 27, 2009. We continue to have no long-term debt.

As we have previously stated, we have used cash, and it is possible we will use additional cash, to assist customers who transition to our products with various financing arrangements. We also may use cash to assist creditworthy customers with various financing arrangements as a result of the current difficult liquidity and credit environment.

Cash Requirements

We believe that the combination of existing cash, cash equivalents, and highly liquid short-term investments, together with future cash to be generated by operations and amounts available under our line of credit, will be sufficient to meet our ongoing operating and capital expenditure requirements for the foreseeable future. We believe we have, and will maintain, sufficient cash to meet future contingency payments related to the Lifecor and Infusion Dynamics acquisitions (payments to Lifecor may be made in cash or the Company’s Common Stock at our option.) During the first half of fiscal 2010, we paid approximately $12.8 million in cash to the former stockholders of Lifecor for the fiscal 2009 earn-out.

We may also need to use these funds in the future for potential acquisitions.

Sources and Uses of Cash

To assist with the discussion, the following table presents the abbreviated cash flows for the nine months ended July 4, 2010 and June 28, 2009:

(000’s omitted)	Nine months ended July 4, 2010	Nine months ended June 29, 2009
Net income	$11,703	$6,166
Changes not affecting cash	21,103	16,359
Changes in current assets and liabilities	(10,852)	3,095

Cash provided by operating activities	21,954	25,620
Cash used for investing activities	(20,411)	(13,031)
Cash provided by financing activities	7,571	170
Effect of foreign exchange rates on cash	(1,059)	(1,386)

Net change in cash and cash equivalents	8,055	11,373
Cash and cash equivalents - beginning of period	51,061	36,675

Cash and cash equivalents - end of period	$59,116	$48,048

Operating Activities

Cash provided by operating activities of $22.0 million for the nine months ended July 4, 2010 decreased approximately $3.7 million compared to cash provided by operating activities for the nine months ended June 28, 2009 of $25.6 million. The decrease in cash provided by operating activities for the nine months ended July 4, 2010, as compared to the nine months ended June 28, 2009, was primarily attributable to higher inventory in support of increased levels of business, higher accounts receivable balances and lower accounts payable and accrued expense balances, partially offset by higher depreciation and amortization expense and higher net income for the nine months ended July 4, 2010 as compared to the nine months ended June 28, 2009.

Investing Activities

Cash used in investing activities during the nine months ended July 4, 2010 increased by approximately $7.3 million compared to cash used in investing activities during the nine months ended June 28, 2009. This increase is primarily attributable to the approximately $8.3 million more cash paid out in fiscal year 2010 as contingent consideration for prior year acquisitions, and, to a lesser extent, by less cash having been generated from net sales of marketable securities during the nine months ended July 4, 2010 as compared to the prior year period, partially offset by the absence of any acquisitions and fewer additions to property and equipment made in the nine months ended July 4, 2010 as compared to the same period in the prior year.

Financing Activities

Cash provided by financing activities during the nine months ended July 4, 2010 increased approximately $7.4 million compared to the nine months ended June 28, 2009. The change reflects a substantially higher number of stock options exercised during fiscal 2010 (options for 370,442 shares exercised in the current period compared to options for 25,477 shares exercised in the previous year period).

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

We exercised our option to acquire the business and assets of Lifecor, Inc. on March 22, 2006 and acquired the business and assets on April 10, 2006. We assumed Lifecor’s outstanding debt (plus an additional $3.0 million owed to us, which was cancelled) and certain stated liabilities. We paid the third-party debt in April 2006. We agreed to pay additional consideration in the form of earn-out payments to Lifecor based upon future revenue growth of the acquired business over a five-year period (See Note 8). The earn-out payment to Lifecor was made in the form of cash for fiscal 2008 in the approximate amount of $4.5 million. In the fourth quarter of fiscal 2009, we accrued approximately $12.8 million for the fiscal 2009 earn-out. We paid approximately $12.8 million in cash to the former shareholders of Lifecor during the first half of fiscal 2010. The annual earn-outs were accrued during the fiscal period when earned and paid out in subsequent fiscal periods. Because additional consideration will be based on the growth of sales, a reasonable estimate of the total acquisition cost cannot be determined.

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

Debt Instruments and Related Covenants

We maintain an unsecured working capital line of credit with our bank. Under this working capital line, we may borrow, on a demand basis, up to $12 million. This line of credit bears interest at the rate of LIBOR plus 4% to 6%. No borrowings were outstanding on this line during fiscal 2009 or as of July 4, 2010. There are no covenants related to this line of credit.

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

	Payments Due by Period
(000’s omitted)	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Contractual Obligations
Non-Cancelable Operating Lease Obligations	$19,363	$2,963	$4,861	$4,438	$7,101
Purchase Obligations	732	732	—	—	—

Total Contractual Obligations	$20,095	$3,695	$4,861	$4,438	$7,101

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

Contractual obligations that are contingent upon future performance and growth of sales are not included in the table above. These include the additional earn-out payments for the assets of Lifecor through fiscal 2010 and the additional earn-out payments for the assets of Infusion Dynamics through fiscal 2011. Because all of these earn-out payments are based upon the growth of sales over several years, a reasonable estimate of the future payment obligations cannot be determined.

Hedging Activities

We had one foreign currency forward contract outstanding at July 4, 2010 in the notional amount of approximately 6 million Euros, serving to mitigate the foreign currency risk of a substantial portion of our Euro-denominated intercompany balances. The net settlement amount of this contract on July 4, 2010 is an unrealized loss of approximately $15,000, which is included in earnings within “investment and other income (expense), net.” We had a net realized gain of approximately $547,000 from foreign currency forward contracts during the quarter ended July 4, 2010, which is included in earnings within “investment and other income, net,” compared to a net realized loss of approximately $29,000 for the prior year’s quarter.

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

On September 28, 2009, we entered into a “state of readiness” contract awarded by the U.S. government to supply defibrillators on short notice. A similar contract with the U.S. government expired on September 27, 2009. Based upon the award, we expect to receive two types of payments from the U.S. government. The first payment of approximately $4 million that we receive will be to reimburse us for the cost to acquire inventories required to meet potentially short-notice delivery schedules. We received this first payment during the first half of fiscal 2010, and this amount is carried within “Deferred revenue” on our balance sheet as a liability under government contracts. We also expect to receive a payment from the U.S. government to compensate us for managing the purchase, build, storage and inventory rotation process. We expect that this payment will also compensate us for making future production capacity available. The portion of this payment associated with the purchase and build aspects of the contract we expect will be recognized on a percentage of completion basis while the portion of the payment for the storage, inventory rotation and facilities charge we expect will be recognized ratably over the contract period. The contract has a one-year term with up to an additional four one-year extensions. Under this contract, the U.S. Government has two options to acquire defibrillators. The U.S. Government may buy on a replenishment basis, which means we will record a sale under our normal U.S. Government price list and maintain our “state of readiness”, or the U.S. Government may buy on a non-replenishment basis, which will generally allow us to obtain normal margins but will reduce our future obligations under this arrangement.

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

As of July 4, 2010, our accounts receivable balance of $80.2 million is reported net of allowances of $5.8 million. We believe our reported allowances at July 4, 2010 are adequate. If the financial conditions of our customers were to deteriorate, however, resulting in their inability to make payments, we might need to record additional allowances, resulting in additional expenses being recorded for the period in which such determination would be made.

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

Warranty Reserves

Our products are sold with warranty provisions that require us to remedy deficiencies in quality or performance over a specified period of time, usually one year for pre-hospital and international customers and five years for hospital customers. Revenue is deferred for pre-hospital customers who receive warranties beyond one year. Such revenue is then recognized over the period of extended warranty. We provide for the estimated cost of product warranties at the time product is shipped and revenue is recognized. The costs that we estimate include material, labor, and shipping. While we engage in product quality programs and processes, our warranty obligation is affected by product failure rates, material usage and service delivery costs incurred in correcting a product failure. We believe that our recorded liability of $4.2 million at July 4, 2010 is adequate to cover future costs for the servicing of our products sold through that date and under warranty. If actual product failure rates, material usage or service delivery costs differ from our estimates, revisions to the estimated warranty liability would be required.

Inventory

We value our inventories at the lower of cost or market. Cost is determined by the first-in, first-out (“FIFO”) method, including material, labor and factory overhead.

Inventory on hand may exceed future demand either because the product is outdated or obsolete, or because the amount on hand is in excess of future needs. We provide for the total value of inventories that we determine to be obsolete based on criteria such as customer demand and changing technologies. We estimate excess inventory amounts by reviewing quantities on hand and comparing those quantities to sales forecasts for the next 12 months, identifying historical service usage trends, and matching that usage with the installed base quantities to estimate future needs. At July 4, 2010, our inventory was recorded at net realizable value requiring reserves of $8.9 million, or 10.7%, of our $83.7 million of gross inventories.

Goodwill

At July 4, 2010, we had approximately $53 million in goodwill, primarily resulting from our acquisitions of Revivant (approximately $22 million), the assets of Lifecor (approximately $18 million), certain assets of BIO-key International, Inc. (approximately $5 million), the assets of Infusion Dynamics (approximately $4 million), and the assets of Alsius (approximately $3 million). We test our goodwill for impairment at least annually by comparing the fair value of our reporting units to the carrying value of those reporting units. Additionally, we periodically review our goodwill for impairment whenever events or changes in circumstances indicate that an impairment has occurred.

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

Risk Factors

We have modified the following risk factors from those risk factors contained in our Annual Report on Form 10-K for the fiscal year ended September 27, 2009, which was filed with the SEC on December 10, 2009:

•	“If We Fail to Compete Successfully in the Future Against Existing or Potential Competitors, Our Operating Results May Be Adversely Affected.”

•	“The Resumption of Unrestricted Shipments of Physio-Control AEDs, a Division of Medtronic, May Adversely Affect our Revenues and Profits. “

•	“Recent Economic Trends Could Adversely Affect our Financial Performance.”

•	“The Adoption of Federal Medical Device Tax Surcharge by the U.S. Government Could Reduce Our Profitability.”

•	“We Are Conducting Clinical Trials Related to Newer Technologies Which May Prove Unsuccessful and Have a Negative Impact on Future Sales.”

•	“We May Not Be Able to Obtain Appropriate Regulatory Approvals for Our New Products.”

•

“If We Fail to Comply With Applicable Regulatory Laws and Regulations, the FDA and Other U.S. and Foreign Regulatory Agencies Could Exercise Any of Their Regulatory Powers, Which Could Have a Material Adverse Effect on Our Business.”

•	“Our Industry Is Experiencing Greater Scrutiny by Governmental Authorities, Which May Lead to Greater Governmental Regulation and Heightened Regulatory Enforcement.”

•	“Fluctuations in Currency Exchange Rates May Adversely Affect Our International Sales.”

•	“Our Current and Future Investments May Lose Value in the Future.”

•	“Our International Sales Expose Our Business to a Variety of Risks That Could Result in Significant Fluctuations in Our Results of Operations.”

•	“We Have Only One Manufacturing Facility for Each of Our Major Products and Any Damage or Incapacitation of Any of the Facilities Could Impede Our Ability to Produce These Products.”

•	“Our Strategic Alliance With Welch Allyn May Not Be Successful Which May Adversely Impact Our Operating Results.”

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

We May Not be Able to Obtain Appropriate Regulatory Approvals for Our New Products.

The manufacture and sale of our products are subject to regulation by numerous governmental authorities, principally the FDA and corresponding state and foreign agencies. The FDA administers the Federal Food, Drug and Cosmetic Act, as amended, and the rules and regulations promulgated thereunder. Some of our products have been classified by the FDA as Class II devices and others, such as our AEDs, have been classified as Class III devices. All of these devices must secure a 510(k) pre-market notification clearance before they can be introduced into the U.S. market. The process of obtaining 510(k) clearance typically takes several months and may involve the submission of limited clinical data supporting assertions that the product is substantially equivalent to an already approved device or to a device that was on the market before the Medical Device Amendments of 1976. Recently, we have noticed the 510(k) process is taking longer as the applications appear to be subject to increased scrutiny which could result in delays in product launches or even expensive redesigns. For example, the FDA questioned the use of a 360 joule high energy biphasic waveform used in a recent submission which was resolved by changing the product to use the ZOLL 200 joule low-energy rectilinear biphasic waveform. Delays in obtaining 510(k) clearance could have an adverse effect on the introduction of future products. Moreover, approvals, if granted, may limit the uses for which a product may be marketed, which could reduce or eliminate the commercial benefit of manufacturing any such product.

We are also subject to regulation in each of the foreign countries in which we sell products. Many of the regulations applicable to our products in such countries are similar to those of the FDA. However, the national health or social security organizations of certain countries require our products to be qualified before they can be marketed in those countries. We cannot be assured that such clearances will be obtained. For example, although we received U.S. 510(k) clearance on our biphasic waveform in 1999, we have only recently obtained similar clearance in Japan, a process that took a number of years. As a result, our Japanese defibrillator revenues have been very small in recent years.

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

Approximately 33% of our revenue in the third quarter of 2010 was generated in foreign markets. Approximately half of this revenue, representing our direct subsidiaries sales, is denominated in a foreign currency and, as such, is subject to direct foreign currency exposure. The currency exposure on the revenue is partially offset by the operating expenses which are also denominated in local currencies. The currency exposure is also partially offset by any forward contracts entered into to hedge our exposure to exchange rates. The other portion of revenue generated in the foreign markets is sold to distributors and is denominated in U.S. dollars. This revenue could be subject to price pressure as the U.S. dollar strengthens.

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

Our International Sales Expose Our Business to a Variety of Risks That Could Result in Significant Fluctuations in Our Results of Operations.

Approximately 33% of our sales for the third quarter of fiscal 2010 were made to foreign purchasers, and we plan to increase the sale of our products to foreign purchasers in the future. As a result, a significant portion of our sales is and will continue to be subject to the risks of international business, including:

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

•	war on terrorism;

•	disruption in the international transportation industry; and

•	use of international distributors;

•	changes in local economic conditions that could cause some customers to defer purchases similar to what we have seen in the United States recently.

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

For example, we are currently transitioning from a distributed sales effort for our Temperature Management products in Germany to a direct sales force. This transition has been disrupted by actions of our former distributor which has resulted in an inefficient process. While we believe our efforts will be successful in the long-term, short-term sales results have been disaffected.

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

Intangibles and Goodwill We Currently Carry on Our Balance Sheet May Become Impaired.

At July 4, 2010, we had approximately $89 million of goodwill and intangible assets on our balance sheet. These assets are subject to impairment if the cash flow that we generate from these assets specifically, or our business more broadly, are insufficient to justify the carrying value of the assets. Factors affecting our ability to generate cash flow from these assets include, but are not limited to, general market conditions, product acceptance, pricing and competition, distribution, costs of production and operations.

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

Our Strategic Alliance With Welch Allyn May Not Be Successful Which May Adversely Impact Our Operating Results.

In 2008, we entered into a strategic alliance with Welch Allyn involving research and development, manufacturing, sales, service, and distribution related to Welch Allyn’s defibrillator and monitoring products. The scope of this alliance may change due to strategic decisions by Welch Allyn which is beyond our control. A reduction in military expenditures in the monitoring and resuscitation markets could adversely affect business opportunities expected to result from this alliance.

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

We had one foreign currency forward contract outstanding at July 4, 2010, serving to mitigate the foreign currency risk of a substantial portion of our Euro-denominated intercompany balances in the notional amount of approximately 6 million Euros. The fair value of this contract at July 4, 2010 was approximately $7.5 million, resulting in an unrealized loss of approximately $15,000. A sensitivity analysis of a change in the fair value of the derivative foreign exchange contracts outstanding at July 4, 2010 indicates that, if the U.S. dollar weakened by 10% against the different foreign currencies, the fair value of these contracts would decrease by approximately $753,000 resulting in a total loss on the contracts of approximately $768,000. Conversely, if the U.S. dollar strengthened by 10% against the different foreign currencies, the fair value of these contracts would increase by approximately $685,000 resulting in a total gain on the contracts approximately of $670,000. Any gains and losses on the fair value of the derivative contracts would be largely offset by losses and gains on the underlying transaction. These offsetting gains and losses are not reflected in the analysis below.

Intercompany Receivable Hedge

Exchange Rate Sensitivity: July 4, 2010

(Amounts in $)

	Expected Maturity Dates						Total	Unrealized loss
	2010	2011	2012	2013	2014	Thereafter
Forward Exchange Agreements (Receive $/Pay Euro) Contract Amount	$7,515,000						$7,515,000	$15,000
Average Contract Exchange Rate	1.2525	—	—	—	—	—	1.2525

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), were effective as of July 4, 2010, to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Controls Over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended July 4, 2010 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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

We have modified the following risk factors from those risk factors contained in our Annual Report on Form 10-K for the fiscal year ended September 27, 2009, which was filed with the SEC on December 10, 2009:

•	“If We Fail to Compete Successfully in the Future Against Existing or Potential Competitors, Our Operating Results May Be Adversely Affected.”

•	“The Resumption of Unrestricted Shipments of Physio-Control AEDs, a Division of Medtronic, May Adversely Affect our Revenues and Profits. “

•	“Recent Economic Trends Could Adversely Affect our Financial Performance.”

•	“The Adoption of Federal Medical Device Tax Surcharge by the U.S. Government Could Reduce Our Profitability.”

•	“We Are Conducting Clinical Trials Related to Newer Technologies Which May Prove Unsuccessful and Have a Negative Impact on Future Sales.”

•	“We May Not Be Able to Obtain Appropriate Regulatory Approvals for Our New Products.”

•

“If We Fail to Comply With Applicable Regulatory Laws and Regulations, the FDA and Other U.S. and Foreign Regulatory Agencies Could Exercise Any of Their Regulatory Powers, Which Could Have a Material Adverse Effect on Our Business.”

•	“Our Industry Is Experiencing Greater Scrutiny by Governmental Authorities, Which May Lead to Greater Governmental Regulation and Heightened Regulatory Enforcement.”

•	“Fluctuations in Currency Exchange Rates May Adversely Affect Our International Sales.”

•	“Our Current and Future Investments May Lose Value in the Future.”

•	“Our International Sales Expose Our Business to a Variety of Risks That Could Result in Significant Fluctuations in Our Results of Operations.”

•	“We Have Only One Manufacturing Facility for Each of Our Major Products and Any Damage or Incapacitation of Any of the Facilities Could Impede Our Ability to Produce These Products.”

•	“Our Strategic Alliance With Welch Allyn May Not Be Successful Which May Adversely Impact Our Operating Results.”

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

None.

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

ZOLL MEDICAL CORPORATION

Date: August 10, 2010	By:	/S/ RICHARD A. PACKER
Richard A. Packer,
Chief Executive Officer
(Principal Executive Officer)

Date: August 10, 2010	By:	/S/ A. ERNEST WHITON
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