Form 10-K
period 2010-10-03
ZOLL MEDICAL CORP
filed 2010-12-17
CIK 887568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED OCTOBER 3, 2010

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

None

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

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

Large accelerated filer    ☐    Accelerated filer    ☒    Non-accelerated filer    ☐    Smaller reporting company    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of April 2, 2010 was $560,431,040 based on a closing sales price of $26.30 (the closing price on April 1, 2010) per share as reported on the NASDAQ Global Select Market (for this computation, the registrant has excluded the market value of all shares of Common Stock reported as beneficially owned by directors and executive officers of the registrant, but includes certain shares beneficially owned by persons known to the registrant to beneficially own more than 10% of the registrant’s Common Stock.)

The number of shares of the registrant’s single class of common stock outstanding as of December 3, 2010 was 21,598,402.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the Registrant’s 2011 Annual Meeting of Shareholders that the Registrant intends to file with the Securities and Exchange Commission within 120 days of the Registrant’s fiscal year ended October 3, 2010 are incorporated by reference into Part III of the Annual Report on Form 10-K.

ZOLL MEDICAL CORPORATION

Annual Report on Form 10-K

For the Year Ended October 3, 2010

PART I

Except for historical information, the matters discussed in this Annual Report on Form 10-K are forward-looking statements that involve risks and uncertainties. The Company makes such forward-looking statements under the provision of the “Safe Harbor” section of the Private Securities Litigation Reform Act of 1995. Actual future results may vary materially from those projected, anticipated, or indicated in any forward-looking statements as a result of certain known and unknown risk factors. Readers should pay particular attention to the considerations described in Part I, Item 1A. of this Annual Report on Form 10-K entitled “Risk Factors.” Readers should also carefully review the risk factors described in the other documents that the Company files from time to time with the Securities and Exchange Commission. In this Annual Report on Form 10-K, the words “anticipates,” “believes,” “expects,” “intends,” “sees,” “future,” “may,” “will,” “could,” “estimates,” “plans,” and similar words or expressions (as well as other words or expressions referencing future events, conditions or circumstances) identify forward-looking statements. The Company assumes no obligation to update forward-looking statements or update the reasons actual results, performance or achievements could differ materially from those provided in the forward-looking statements, except as required by law.

Item 1. Business.

Overview

ZOLL Medical Corporation (ZOLL, the Company, we or us) develops, manufactures and markets resuscitation devices and related software solutions. ZOLL is continuing its transition from its founding focus on external pacemakers and defibrillators for the treatment of cardiac arrest to a much broader focus on a range of resuscitation devices. This new focus involves not only initial care but prevention of sudden cardiac death in patients with a known risk, as well as care after an event, where initial resuscitation success can be enhanced with specific strategies for improving recovery and reducing morbidity. As the science of resuscitation continues to expand, so does our business opportunity and the potential for revenue growth. We believe there is a substantially greater opportunity to improve operating profitability and achieve significant recurring revenues as we provide products and services to a much larger resuscitation market.

Historically, ZOLL grew primarily from its core defibrillation and pacing technologies used to treat victims of sudden cardiac arrest (SCA) and other heart arrhythmias. This involved the sale of capital equipment to the Hospital and Emergency Medical Services (EMS) markets, which, through expansion and growth, have become relatively mature competitive environments. With a strong product differentiation strategy, ZOLL has been successful at driving long-term revenue growth by increasing its market share through significant investments in research and development and building direct sales and distribution channels.

Late in the 1990’s, ZOLL entered the data management software business seeking to gain leverage in the pre-hospital market. Although these software solutions offer higher profitability, with margins significantly greater than the capital equipment products, and recurring revenues, the revenues generated by this business are relatively modest in comparison to defibrillator revenue. The addition of AEDs (automatic external defibrillators) in 2002 to our product portfolio targeting the Public Access portion of the defibrillator market, again provided new opportunities to drive revenue growth through market expansion. We built market share with our introduction of a truly unique CPR feedback technology, although operating profitability was constrained by the highly fragmented nature of this new, highly competitive part of the market.

Also in the early 2000’s, ZOLL recognized the growth opportunity associated with improving resuscitation and redefined our strategy to focus on the broader resuscitation opportunity. Expanding product offerings to address each of the links in the American Heart Association’s (AHA) Chain of Survival (COS) was a key element of our strategy to provide leadership in the resuscitation market. In fiscal 2005, ZOLL acquired the AutoPulse® to offer enhanced circulatory support and chest compression capability, and also acquired the Power Infuser® fluid resuscitation product, which is used primarily in military applications. In 2006, ZOLL completed a long-term plan to acquire the LifeVest® wearable defibrillator business, whose product is worn by patients at risk of SCA as a preventative device. In 2007 and 2009, ZOLL acquired therapeutic hypothermia technology and products that are used to provide therapeutic management of patients’ core body temperatures, including as part of post-resuscitation care. Throughout this period, ZOLL’s data management offering was also expanded.

We believe ZOLL’s focus on the much larger resuscitation market has opened up significant new, long-term market opportunities beyond our core business of defibrillation and pacing. The current defibrillation/pacing market is estimated to approximate $1.5 billion annually. The annual U.S. market for the LifeVest, which achieved $68 million of revenue in 2010, has a long-term potential of growing to approximately $1.9 billion annually. While our AutoPulse and temperature management products compete in markets of modest annual size currently, the potential worldwide markets for these products long-term are estimated at $600 million and $2.5 billion, respectively. These new markets will develop over a number of years, accelerating as they grow beyond initial adopters and indications, offering opportunity to expand ZOLL’s growth.

As important, we believe there is significant opportunity to increase ZOLL’s profitability well above our historical levels due to the business models associated with these new markets. In particular, the LifeVest has been built as a service business relying on new and recurring physician prescriptions. The AutoPulse leverages our existing capital equipment distribution channels. Our temperature management solutions offer both a capital equipment product and a steady stream of recurring revenue, which has significant long-term profit potential, from single-use, proprietary disposable catheters used for each treated patient. Finally, we expect that our broader focus on resuscitation will give rise to opportunities to develop or acquire additional resuscitation products to further leverage existing infrastructure.

As ZOLL continues its transition over the next few years to a much broader resuscitation Company, we expect to realize greater opportunities for revenue growth. In addition, we believe there is significantly greater opportunity to improve our rate of operating profitability.

The Clinical Need and Opportunity

Sudden Cardiac Arrest and Resuscitation

An estimated 300,000 people die from SCA annually in the United States. Approximately 1,000 people die of SCA every day outside of the hospital and similar unexpected deaths occur in hospitalized patients at a rate of nearly 100,000 per year. Estimates of the worldwide deaths exceed 1,000,000 each year, making SCA one of the largest public health problems in the world.

Resuscitation in this context refers to the restoration of normal physiological function in a patient who has had an episode of sudden cardiac arrest. More than a 500% difference in survival is reported across communities in the United States, and international results are similar. According to the AHA, the median survival to discharge rate after SCA was 6.4% in the United States. Medical interventions can treat this disease and many tens of thousands of lives could be saved with better quality of resuscitation care.

For SCA victims, time is the most critical element for survival. For every minute of delay in the restoration of effective cardiac function provided by defibrillation—the process of delivering electrical current to the heart to stop the fibrillation and permit the return of coordinated cardiac contractions—survival decreases by as much as 10%. According to the AHA, about 95% of SCA victims in the United States die, in many cases because life-saving defibrillators arrive too late, if at all.

Providing temporary circulatory support with chest compressions and artificial ventilation (i.e., Cardiopulmonary Resuscitation, “CPR”) is also critical to survival when sudden cardiac arrest occurs. When appropriate care is provided in the form of CPR, early defibrillation, advanced life support, and continuing post-resuscitation care, as many as 50% of victims can survive SCA resulting from ventricular fibrillation. For some patients with a known and identified risk of SCA, immediate defibrillation with an external defibrillator or implanted defibrillator can be highly effective, and survival rate can near 100%.

Chain of Survival

A useful metaphor to describe dependent relationships among different aspects of care contributing to survival is the “Chain of Survival.” The metaphor suggests that survival is dependent on the strength of each link, and that any weakness in one link will break the chain and reduce the likelihood of survival. ZOLL’s resuscitation business strategy seeks to provide products that support and strengthen each link in the chain.

Historically, the AHA’s Chain Of Survival (COS) defined the four key steps that rescuers should follow in treating sudden cardiac arrest. The four traditional links in the chain were: early access, circulation, defibrillation, and advanced cardiac life support (ACLS). Historically, heavy emphasis was focused by the market on the defibrillation link in the chain. Over the past decade, the AHA’s view of this COS has emerged to place balanced emphasis on all links of the chain. In addition, the AHA has recently added a fifth link, post-resuscitation care. From our viewpoint, we believe the COS should also include an additional link, preventive care, at the beginning of the COS, and utilize data collection and analysis to tie it all together.

Three Phase Model of CPR/ Resuscitation and ZOLL

Relationships between interventions are well described by the Chain of Survival. Increasingly, the medical community is beginning to understand more about the pathophysiology of cardiac arrest and resuscitation. A Three Phase Model of CPR has been proposed to reflect the time sensitive progression of resuscitation physiology, which in turn requires time-sensitive interventions, many of which are offered by ZOLL. This Three Phase Model suggests that the optimal treatment of cardiac arrest is phase specific and includes an electrical phase in the first four minutes of an arrest, for which early and rapid defibrillation is the foundation for successful resuscitation; a circulatory phase, up to about ten minutes after an arrest where chest compressions and oxygen delivery take priority over other interventions; and a metabolic phase from ten minutes after arrest, where protection of brain and other sensitive organs and tissue should be the focus of care.

In addition to addressing the links in the COS, ZOLL’s approach to the business of resuscitation also recognizes these three phases, and addresses each of them with products that provide and strengthen the distinct therapies needed to insure successful patient outcomes. Our LifeVest wearable defibrillator, our AEDs, and our conventional defibrillators are therapeutic in the electrical phase; our Real CPR Help® to improve manual CPR, and AutoPulse to provide chest compressions, address the circulatory phase; and our temperature management products are directly targeted at the metabolic phase, during which therapeutic hypothermia is associated with protection and improved neurologic outcomes.

ZOLL’s version of the Chain of Survival adds to the AHA’s 5-link chain Early Intervention as the first link, with data management and analysis tying all the links together.

ZOLL Products as Related to the Chain of Survival

Early Intervention Link: The LifeVest Wearable Defibrillator

ZOLL manufactures and markets the world’s only wearable defibrillator, the LifeVest, worn by patients at risk for SCA, providing protection during their changing medical condition and while permanent SCA risk has not been established. The LifeVest allows a patient’s physician time to assess their long-term arrhythmic risk and implement appropriate treatment. The LifeVest is lightweight and easy to wear, allowing patients to return to their activities of daily living, while having the peace of mind that they are protected from SCA. The LifeVest continuously monitors the patient’s heart and, if a life-threatening heart rhythm is detected, the device delivers a treatment shock to restore normal heart rhythm.

The LifeVest is used for a wide range of indications, including following a heart attack, before or after bypass surgery or stent placement, as well as for those with cardiomyopathy or congestive heart failure that places them at particular risk of SCA. In addition, the LifeVest is worn by patients awaiting an implantable defibrillator or after removal of an implantable device due to infection or other reasons. We believe there are a wide range of patient conditions with risk of SCA for which the LifeVest could be an attractive treatment option.

The LifeVest is prescribed by a physician, typically a cardiologist, for a patient to wear during a period of temporary risk of a fatal arrhythmic event and is covered by most health plans in the United States, including commercial, state, and federal plans. Medicare provides coverage for the device rental for patients satisfying specific medical criteria and physician prescription requirements. As of 2010, the LifeVest has been used on more than 30,000 patients.

The LifeVest durable medical equipment (DME) rental business model allows a physician to protect a specific patient from SCA by placing a medical order (i.e., prescription) directly with ZOLL. From this point, ZOLL manages the process, which includes fitting the LifeVest to the specific patient, educating the patient in the hospital, managing the medical documentation and insurance paperwork, and being available to address patient needs once discharged from the hospital.

Potential applications of the LifeVest are broad and the understanding of the factors placing patients at risk of SCA continues to evolve. Wearable defibrillation remains in the early stages of market development. We believe that there is ever-growing awareness of the LifeVest system as a treatment option for patients with SCA risk, and some physicians have incorporated the LifeVest into their practice standards. Despite this progress, market penetration remains low, and we believe that there is substantial opportunity for growth to the extent that the LifeVest becomes accepted as a standard of care. Our ongoing commercial efforts focus on generating growth through clinical acceptance and research demonstrating patient benefit. In our model of potential acceptance across current coverage indications, we estimate that the LifeVest’s market in the United States has the potential to grow over many years to be approximately $1.9 billion annually.

Key Differentiators

The LifeVest is the only non-invasive wearable defibrillator on the market or commercially available today.

Competition

At the present time there is no other device in the market similar to the ZOLL LifeVest. Other treatment options for physicians managing patients at high risk of SCA are an automatic external defibrillator that requires bystander intervention by a family member or an implantable cardiac defibrillator (ICD) that requires surgery. Advances in implantable devices may someday provide for less invasive and less expensive therapies, such as subcutaneous implantable defibrillators, but the noninvasive nature of the LifeVest is a strong differentiator whenever SCA risk is considered temporary or changing. Finally, we believe that any interested, potential competitor would need to follow the same clinical and regulatory path that was required of the LifeVest to prove both safety and efficacy.

CPR Link: AutoPulse

CPR is a means to provide temporary circulation of blood for patients whose hearts have stopped beating. It can be a lifesaving intervention before the arrival or availability of skilled medical care. It is a standard of care and public safety personnel, hospital medical personnel, and many others are required to be regularly trained in the skill. It consists of pressing hard on the patient’s chest at least 100 times per minute and, in some cases, providing ventilation with mouth-to-mouth breathing or mechanical ventilating devices. It is demanding physically and difficult to perform effectively especially over long periods, when a patient needs to be moved, or in a moving ambulance. When performed effectively, about 30% of normal blood flow can be provided to temporarily support a patient and preserve cardiac and brain function (i.e., prevent irreversible death before restoration of normal heart function).

ZOLL develops and markets the AutoPulse®, an automated CPR device. The AutoPulse is battery operated and portable and is designed for use in emergency medical services applications and in hospitals. It is comprised of a backboard and a simple disposable load-distributing band that fastens across a victim’s chest. The AutoPulse automatically calculates the patient’s shape and size for maximum compression/decompression benefit without the need to enter patient information or make manual adjustments. The AutoPulse improves the consistency of circulatory support, reduces the manpower required to perform CPR, and enhances the safety of rescue personnel in a moving vehicle.

The AutoPulse compresses the entire upper chest (thorax) in a unique, circumferential “hands-free” manner, circulating more blood than is customary with manual chest compressions. Studies of the device have shown that it can achieve coronary perfusion pressures equal to normal heart function in some patients. Additionally, it offers the benefit of providing CPR without the need for additional personnel to provide the required manpower to sustain CPR over a long period. It is also permits rescuers to focus on other life-saving interventions while CPR is being done mechanically. At the end of fiscal 2010, there were approximately 5,000 AutoPulse units installed in hospitals and emergency services worldwide.

More recently, significant attention has been directed to decreasing the risk of injury to the rescuers when providing care during ambulance transport, since rescuers are often unrestrained while providing care and subject to serious injury in the event of a crash. The National Association of EMS Physicians, The International Association of Fire Chiefs, and a number of other interested parties have initiatives in this area. Providing manual CPR in a moving vehicle while unrestrained has been identified as an area of focus. The AutoPulse addresses this risk and facilitates the provision of CPR in a moving ambulance while the rescuers are safely restrained.

Key Differentiators

The AutoPulse uses a unique and proprietary mechanism of action (e.g., a load distributing band vs. sternal compression) to provide blood flow nearly equal to or better than normal circulation.

ZOLL has the largest body of clinical research specifically related to the AutoPulse’s clinical performance in both animals and humans. Research supporting the AutoPulse is more extensive than for any other mechanical chest compression device. We are also sponsoring a landmark clinical trial “CIRC” (Circulation Improving Resuscitation Care) to assess the performance of the AutoPulse in comparison to manual CPR in survival to hospital discharge. If the CIRC trial results in data indicating that the AutoPulse is superior to manual CPR, we will have strong clinical evidence supporting improved outcomes in resuscitation. Similar research to support competitive devices is not expected in the near future.

The AutoPulse is designed for uninterrupted use during patient movement. It can be used under a wide range of extrication and transport conditions, including with conventional stretchers, soft stretchers, standard backboards, and extrication chairs with the patient in a horizontal or upright position.

Competition

Two competitors offer devices that are powered with batteries and/or compressed gas to provide mechanical CPR. These devices both essentially duplicate the mechanism of manual CPR by compressing the sternum (i.e., the center of the chest.)

Michigan Instruments, which originally pioneered the introduction of a mechanical CPR device known as a “Thumper”, manufactures the Life-Stat® Model 1108, the newest model, which competes with the AutoPulse as an alternative means of providing mechanical CPR. It is sold through independent distributors in the United States and internationally.

The LUCAS device, similar to the Michigan Instruments device in terms of its mechanism of operation, was developed by Jolife AB, a Swedish company and is distributed globally through Physio-Control, a division of Medtronic, Inc. The product is available in both an air-powered piston-type device and a battery-operated piston-type device.

Defibrillation Link: Professional Defibrillators and AEDs

Professional Defibrillators

Professional defibrillators are used by healthcare professionals to treat patients experiencing SCA in all areas of healthcare. They are installed on all ambulances that provide advanced cardiac life support and in virtually all healthcare facilities. They are typically placed on “crash carts” located on either every hospital unit and care area or placed strategically so they may be rapidly brought to a patient’s bedside by trained staff in the event of need.

When a patient’s condition deteriorates, he or she typically requires emergency monitoring to determine cardiovascular status as part of determining the cause of the event. These events typically occur suddenly, and quick response by emergency medical and healthcare personnel, and the availability of rapid treatment and immediate defibrillation are critical for survival.

Professional defibrillators incorporate monitoring capabilities so professionals can review a patient’s heart rhythm on the device’s associated monitor. The electrocardiogram (ECG) displayed helps to determine the need for a defibrillating shock or external pacing. They also permit the user to manually select the level of energy (“dose”), calculated in joules, used to defibrillate. They incorporate a wide range of energy outputs to cover different defibrillating energy doses required for adult, pediatric and neonatal patients. They are typically equipped with defibrillating “paddles” placed on the chest to deliver the shock, but also increasingly utilize disposable electrodes for combined monitoring and delivery of defibrillation and pacing energy. These defibrillators also include a capability to synchronize the shock to the patient’s heart rhythm by monitoring the ECG, and signaling a specific point in the ECG to discharge. Called “cardioversion,” this specialized procedure is for converting atrial dysrhythmias, which are not life-threatening.

ZOLL’s professional defibrillators also include many selectable monitoring parameters (e.g., oxygen saturation levels (SPO2), 12-lead acquisition and analysis, invasive and non-invasive blood pressure, end tidal CO2 concentrations (ETCO2), carbon monoxide (CO) blood stream levels, blood hemoglobin levels (HbG), and patient temperature) to provide a detailed assessment of a patient’s condition.

Professional defibrillators may also incorporate some features that allow operation with automated ECG analysis and permit use as both an AED and manual device by different levels of care providers in either the organization or facility. These devices typically operate from both AC power and batteries.

ZOLL currently offers many different models of professional defibrillators that are targeted to various use-specific needs.

Our R Series® models are offered mainly to hospitals, where various features, like self-testing and communication with programs to monitor their status, enhance hospital operations and reduce the need for maintenance monitoring of their condition. The “Simple, Smart and Ready” R Series offers multiple channels on a color monitor display. We supply it in versions that allow for use as both a conventional defibrillator and an AED.

The E Series® models are primarily designed for use in EMS, where its rugged design and reliability is matched to the rugged environment of use on ambulances, fire apparatus and other applications outside of the hospital. This device combines both conventional defibrillator and AED capabilities, although it is primarily used as a conventional device.

We recently began marketing a new device called the Propaq® MD specifically for military applications, as well as air medical applications, where its very small, lightweight size makes it ideally suited for these highly specialized uses. A companion device, the Propaq M, which features just the monitoring capabilities, is also being offered to the military. This permits a set of common user interfaces, common accessories, and common batteries to support both products. This commonality is well-suited for the military environment.

Other professional defibrillators we market include the M Series®, which has been sold for both hospitals and EMS applications, and the M Series® CCT device for critical care transport that has been widely adopted in military applications. Our AED Pro® device, which is primarily sold as an AED, also can be operated as a conventional defibrillator and is sometimes purchased for this purpose.

Key Differentiators

We have, with few exceptions, maintained a unique user interface on our defibrillators for more than two decades to ensure consistency from one generation of product to another. This Uniform Operating System has been an important differentiator in our devices, which allows staff familiar with the operation of one model to easily use a new model in an emergency situation.

We maintain many common accessories across our products, enhancing the value of the investments in accessories as they may be used with both old and new models of devices.

Our devices incorporate a unique proprietary feature called “Real CPR Help®,” which provides both visual and audible feedback to rescuers when they are administering CPR, with the purpose of coaching performance and improving the quality of the CPR they provide. Significant research in this area demonstrates both the need for this feedback technology and improvements in performance when it is provided. No other competitor matches the breadth and depth of this technology across their products. We have specific displays on our monitors to show rescuers their performance, and extensive capabilities in data collection to provide post-event data for education and performance assessment. This technology has been licensed to Laerdal Corporation for incorporation into defibrillators manufactured by Philips Medical, a division of Royal Philips Electronics, NV (Philips).

Our defibrillators offer another unique feature, See-Thru CPR®, which can reduce interruptions to CPR by filtering out CPR “noise” in the monitor traces. By allowing rescuers to see the patient’s cardiac electrical activity, the need to stop CPR, which can reduce its effectiveness, is avoided.

We utilize a proprietary Rectilinear Biphasic™ defibrillating waveform in all of our products, which delivers higher current than other manufacturers’ waveforms to high impedance patients. This defibrillating waveform is the only waveform reviewed by the FDA and allowed to have a claim of superiority to monophasic waveforms. We use a unique external pacing waveform originally developed by the late Paul Zoll, M.D., one of the company’s co-founders, that provides electrical capture at substantially lower current and energy than other external pacing waveforms and with far less muscle artifact and patient discomfort during external pacing.

Automated External Defibrillators

An automated external defibrillator (AED) includes only basic defibrillation technology. AEDs have an algorithm that analyzes the heart’s rhythm and, if necessary, allows a rescuer to deliver an electric shock to a victim of SCA. An AED can automatically determine the appropriate treatment for the victim and provide rescuers with instructions usually via audio and text prompts.

The AED Plus® was introduced in 2002. A second AED, the AED Pro, was introduced in 2005. The primary difference from the AED Plus is a large display that allows users to see the patient’s ECG. It also offers advanced capabilities for Basic Life Support (BLS) and ALS users. These features include ECG monitoring with standard ECG electrodes; combined AED capability with manual defibrillation, with controlled access for ALS users; and heightened ruggedness and durability.

Key Differentiators

ZOLL’s AEDs are the only automated external defibrillators to provide real-time feedback related to both rate and depth of chest compressions to a rescuer. Research on AED usage suggests that rescuers using AEDs will advise shocking a victim only approximately half of the time an AED is used to treat sudden collapse. If no shock is advised, a rescuer should provide chest compressions and ventilation (CPR) until other rescuers arrive to improve the victim’s chances of survival. Most other AEDs now incorporate rescuer assistance for CPR in the form of prompts or metronomes, but no other AED approved in the United States provides real-time monitoring of CPR rate and depth. The Company believes this capability is an important element to improving resuscitation outcomes. Strong support for CPR improvement by the American Heart Association and other similar authoritative bodies provides validation of the importance of this feature in ZOLL devices.

In the AED Plus, the use of readily-available consumer batteries is an important feature for maintaining the device over long standby periods due to the convenience of supply. Consumer batteries are also lower in cost than other manufacturers’ dedicated batteries.

Competition for Professional Defibrillators and AEDs

The principal competitors in the area of conventional defibrillators (in hospital and EMS) are Physio-Control and Philips. Both Physio-Control and Philips compete across our entire defibrillator product line. ZOLL also competes with Cardiac Science Corporation, Heartsine Technologies, and Defibtech in the lower cost AED market. In the International market, ZOLL competes with Physio-Control, Philips, most AED competitors, and several other companies varying by country. Physio-Control has generally been the market leader in the industry, mainly due to the large installed base of product accumulated over their years of operation. Today this leadership is challenged by ZOLL and, to a lesser extent, Philips. Medtronic has announced its intention to spin off its external defibrillator business (Physio-Control) into a separate, publicly traded company.

Two large competitors in Japan are Nihon Kohden and Fukuda Denshi. Nihon Kohden competes across all conventional defibrillator products and AEDs, with products of their own and some OEM devices in Japan and outside of the U.S., but has no approvals for U.S. sales of defibrillators. Fukuda Denshi sells Philips conventional defibrillators and AEDs in Japan.

In 2009, Mindray, a Chinese medical device manufacturer, with global headquarters in China and U.S. headquarters in New Jersey, announced the marketing of a monitor/defibrillator product.

Disposable Defibrillator Electrodes

Proprietary disposable electrodes are a key component of both our conventional defibrillators and AEDs. ZOLL manufactures, markets, and sells approximately a dozen different types of electrodes suited for different applications, including monitoring and delivering electrical therapy to patients, as well as providing CPR feedback.

ZOLL’s Real CPR Help electrodes provide a unique, proprietary disposable CPR sensor to enable real-time CPR feedback in the form of Real CPR Help. ZOLL brands that employ this technology include the OneStep™ Resuscitation electrodes, CPR stat-padz®, and the CPR-D•padz®.

Key Differentiators

Electrode shelf-life for proprietary electrodes used with the ZOLL AED is the longest of all manufacturers at five years. This feature is based on a proprietary ZOLL technology. This reduces the frequency of replacement required to maintain device readiness and associated cost of ownership.

Our pro•padz® family of electrodes is designed specifically for elective procedures in hospitals. ZOLL is the only electrode manufacturer that offers a liquid gel electrolyte, which is designed to minimize skin damage. We also offer sterile versions for operating room environments.

Competition

Competition by third-party manufactures includes Kendall-Cadence (a division of Covidien plc) and ConMed Corporation. Neither of these companies manufactures electrodes with a CPR sensor that enables feedback during CPR compressions, liquid gel for elective procedures, or automatic joules setting for pediatrics. While both companies claim that their electrodes have been validated with ZOLL defibrillators, this is true only for earlier ZOLL monophasic devices, but not the biphasic defibrillators that ZOLL manufactures and sells today.

Post Resuscitation Care Link: Temperature Management

Cooling and warming of patients in emergency settings and during hospitalization is a standard of care for many situations, including management of fever, management of patient temperature, and anesthetic effects on body temperature during surgery. More recently the use of cooling, in particular, has been associated with improved outcomes in patients that have been resuscitated from out-of-hospital ventricular fibrillation (VF) sudden cardiac arrest.

The therapy is typically administered with either a non-invasive technique that can range from simple application of ice to patient extremities for cooling, and warm blankets for warming, to invasive techniques that include the placement of a heat exchange catheter in the blood stream of the patient to regulate the temperature of circulating blood. Sometimes both non-invasive and invasive techniques are combined over the course of patient treatment in order to initiate therapy earlier.

ZOLL acquired intravascular temperature management technology related to therapeutic hypothermia and rewarming from Radiant Medical, Inc. in September 2007, and entered the commercial market after the purchase of substantially all of the assets of Alsius Corporation in May 2009. ZOLL Temperature Management products include a portable cooling and warming console and a selection of intravascular catheters. The resulting heat transfer between the catheter and circulating blood can, at a very controlled rate, lower or raise body temperature.

This therapy has established benefits in fever management in patients with cerebral infarction and intracranial hemorrhage (e.g., stroke). This therapy is also used to induce, maintain and reverse mild hypothermia in neurosurgery, recovery, and intensive care. In addition, cardiac surgery patients benefit from the ability of the system to achieve or maintain normothermia during surgery, recovery, and intensive care. The International Liaison Committee on Resuscitation (ILCOR) and the AHA recommend mild therapeutic hypothermia for post-resuscitation care of patients, in spite of the fact that no product has been cleared or approved by the FDA for such use.

A sophisticated portable console, with advanced feedback control systems that carefully regulate cooling and warming of the circulating fluid (normal saline) within the catheter, is the primary reusable element of the

ZOLL IVTM™ system. It interfaces with “single use” disposable proprietary intravascular catheters. These catheters, sized appropriately for insertion into the patient via blood vessels in the thigh and neck, are designed for specific uses. Catheters are packaged in kits containing various accessories to facilitate and provide convenience during the insertion. Catheters are assembled from physiologically compatible materials, including special coatings, and are sterilized as part of production.

Fluid Delivery and Resuscitation Devices

ZOLL manufactures and markets the Power Infuser®, a small, lightweight, easy-to-use device that provides highly controlled, rapid delivery of intravenous (IV) fluids. While primarily used to date in trauma, and sold for military applications related to fluid resuscitation, this product has applications for delivery of cold saline solution associated with early administration of hypothermia in air medical transport, EMS, and emergency room settings. It is expected to add to our therapeutic temperature management product portfolio.

The Power Infuser utilizes a patented process to precisely control the infusion of fluid into the patient. Its automated fluid control features are suited to the harsh conditions typically found on a battlefield or in EMS environments. The technology is highly efficient, allowing the device to be extremely small and portable and to run on standard AAA batteries.

Key Differentiators

ZOLL believes that the advantages of invasive therapeutic hypothermia technology as embodied in our products offers significant advantages in speed of achieving therapy and precise control of achieving and maintaining target temperatures in comparison to noninvasive techniques. The ability to tightly control the rate of rewarming patients following the therapeutic hypothermia therapy is a key advantage of the intravascular approach when compared to non-invasive technologies.

The proprietary design of ZOLL’s catheters, which include additional lumens for sampling, is unique and reduces the need for multiple catheters in patients.

The technique of catheter insertion for ZOLL’s technology is similar to many other catheter placements commonly administered in similarly acute situations. This approach is superior for control of the therapy and overall patient care. Intravascular delivery of hypothermia eliminates the potential for skin injury associated with blanket and pad-type disposables, and also lowers the doses of paralytics and sedation to control patient discomfort and shivering associated with external cooling.

Competition

In the non-invasive portion of the market, Cincinnati Sub-Zero, Gaymar, and MTRE Corporation are the major competitors in North America. Products from these competitors are widely used across all hospitals for a variety of both cooling and warming applications, ranging from reducing fever to warming patients who are cold due to circulatory disorders. The products typically have a console component and a disposable component, such as a mat that circulates warm or cold fluid under or around the patient.

These noninvasive devices and techniques can be used to achieve a reduction in body core temperature (e.g. therapeutic hypothermia) but often interfere with other aspects of patient care due to the nature of their heat exchange interface and coverage of the patient’s body. However, because they are non-invasive, they can be easily applied to a patient by nursing staff, not requiring a physician to place the device. Disposables are typically less expensive than those used with invasive products.

The primary non-invasive competitor for the induction of hypothermia is Medivance Corporation. Their system, which consists of a console and proprietary patient applied adhesive cooling pads, is more sophisticated than the other surface devices achieving more rapid cooling and incorporating feedback control. It is sold by a direct sales organization in the United States and by distributors in other markets in the rest of the world. A newer surface competitor is EMCools, which manufactures a device that consists of mats that are chilled in a refrigerator/freezer and then laid on the patient.

Our primary competitor in intravascular cooling is InnerCool Therapies, acquired by Philips in July 2009. Philips also competes in the surface cooling market with InnerCool’s STx™ system. Since acquiring InnerCool, Philips has recently announced the funding of a significant clinical trial in the area of therapeutic hypothermia for victims of stroke. Since most critically ill patients requiring this therapy need monitoring or sampling of blood and delivery of medications, combining temperature management and the critical care function of a central venous catheter in one design is preferred. Although the InnerCool catheter is placed in the blood stream, it does not have the triple lumen capability of the ZOLL system.

What Unifies All Links: Data Management and Analysis – The RescueNet Suite of Software

ZOLL develops and markets a suite of software products supporting EMS, fire service and hospital needs in the area of data management information.

ZOLL markets ZOLL RescueNet®, an integrated suite of data management solutions that is designed to maximize specific business processes through the information presented via a common database. RescueNet gathers and centralizes information and links the pre-hospital chain of events into a single system.

Included in the wide range of products offered by ZOLL are electronic patient records, computer assisted dispatching programs, crew and vehicle scheduling software, fire records management software for fire department incident reporting and pre-planning, and billing software. Data reporting to federal agencies, such as the National Fire Incident Reporting System (NFIRS) and the National Emergency Medical Services Information System (NEMSIS), is also incorporated into many of the software products. Other capabilities include reporting for EMS events and patient data provided in required formats to meet requirements from multiple state EMS agencies. Products also provide for the collection and review of information from ZOLL devices like AEDs and manual defibrillators to permit post event documentation and review of device use and related patient information for documentation of care, post event review and training and assessment of quality of care provided.

These software products support EMS and fire organizations by reducing duplication of processes and data entry, improving data accuracy, facilitating data sharing to increase operational efficiency, and—most importantly—improving patient care and enhancing quality of service. RescueNet software solutions allow these organizations to obtain measurable process and quality improvements such as better clinical documentation, improved quality management, more efficient cash flow, and improved operational effectiveness. Furthermore, RescueNet solutions allow customers to review data to make better-informed decisions that help improve resuscitation protocols and outcomes. More than 1600 EMS, fire and ambulance customer locations in the United States, Canada, the United Kingdom, Germany and Australia use ZOLL RescueNet software products in their operations.

ZOLL also develops and markets software for data collection related to resuscitation practices in hospitals. ZOLL offers a system called CodeNet® to provide data collection during resuscitation and to later organize this data into useful information related to performance measures for resuscitation practices. CodeNet also provides for the collection of resuscitation data from ZOLL devices like AEDs and manual defibrillators to permit post-event documentation and review of device use and related patient information, which is useful for documentation of care, post event review and training, and assessment of quality of care provided. CodeNet electronically documents the chain of events during a cardiac arrest event in a hospital, with automatic time stamping. The individual patient record can be combined with the defibrillator record after the event, resulting in complete time synchronization of all interventions during a cardiac arrest event. Additionally, CodeNet provides a link to download case event information to the AHA’s National Registry of Cardiopulmonary Resuscitation, a database of in-hospital cardiac arrest events.

ZOLL’s products are designed to efficiently exchange and share data and work in conjunction with each other to reduce the need for custom interfaces between different manufacturers’ products. These interfaces often add operating complexity and potential issues in reliable data exchange among applications. The suite of software products we offer is designed to operate as a system as well as standalone products.

Most ZOLL data products are sold in the United States and Canada, with emerging sales prospects outside of North America driven mainly by the highly specialized nature of software for emergency services and resuscitation. Overseas sales have commenced recently in Germany, where our direct operations can provide sales, deployment and maintenance contracts associated with software products. We are exploring additional opportunities in international markets, as sales of other products, such as conventional defibrillators, AED and temperature management devices, expand.

The software business also derives ongoing revenue from contracts that provide for initial deployment of software products in an organization, support for the application, updates to software programs, and training in the use of the products, all under the category of ongoing support.

Key Differentiators

The RescueNet software suite is a fully integrated information management system that has the ability to improve clinical and operational performance by collecting and analyzing data across EMS or Fire organizations, including medical device data. We work closely with customers to develop and improve software solutions that are highly specific to the unique market we serve and include many products features and benefits that are unique to our applications.

Strong customer support and service in the areas of deployment, after-sale support, software upgrades, and education are important to customer satisfaction.

ZOLL believes that its software solutions offer the most comprehensive set of applications to export data from its software products to various state and national database applications to facilitate customers in maintaining compliance with regulatory and reporting requirements, as well as supporting benchmarking and quality programs.

Competition

Because of the specialized nature of information management in emergency services, medicine and resuscitation, the number of competitors is fairly diverse. Competition includes many smaller organizations, since the barriers to software development are relatively low. In addition, many agencies develop and support “in house” software and systems to meet their information management needs. Different competitors compete across our suite of products, so depending on the application the competitive environment will vary. We also may “compete” in the software area with agencies to which we sell other ZOLL products and which develop and utilize their own software and maintain an IT support staff for one or more applications.

The largest competitor in this product area is TriTech Corporation, which competes directly in computer assisted dispatch (CAD) and billing software products. In CAD software alone, Intergraph Corporation, Tiburon, Inc. and Motorola, Inc., and approximately six other manufacturers, comprise most of the balance of the market. In the area of billing software, our biggest competitors other than TriTech are Ortius AB (recently acquired by TriTech) and RAM Software Systems, Inc. In the area of electronic records for EMS (ePCR), our largest competitor is Image Trend, Inc., who develops software products that compete directly with our ePCR applications. ZOLL, Image Trend, Sansio Corporation, Medusa Corporation, and ems Charts, Inc. cover a significant portion. Many smaller companies and in-house solutions comprise the balance of this market.

ZOLL competes in the area of software applications to manage records associated with fire suppression and prevention. Fire Records Management Systems products are sold to many of the same customers who purchase other ZOLL software products and services that link data between software products such as Computer Assisted Dispatch. Our largest competitor is Firehouse Software Corporation. Tiburon Systems is our next largest competitor, with the balance of the market split among the many other software providers that offer these types of applications.

In the hospital market, both Medtronic/Physio-Control and Philips offer software products that collect and store information related to resuscitation, defibrillator use and monitoring, and receipt and storage of 12-lead information from the field related to diagnosis and treatment of myocardial infarction. ZOLL believes their products are generally much more limited in scope and capability than the RescueNet products and the applications it offers. No other competitive products are currently capable of exporting data to the National Registry of Cardiopulmonary Resuscitation, a registry sponsored by the American Heart Association that helps hospitals assess the quality of their services associated with resuscitation and post-resuscitation care.

ZOLL’s Markets

North American Hospital

The North American hospital market consists of approximately 6,000 acute care community hospitals and 1,000 additional hospitals. ZOLL also includes in this market sales to U.S. military hospitals and applications used in this market.

ZOLL defibrillators are used extensively in top hospitals included on the 2010 U.S. News and World Report “Honor Roll” list. To be on the “Honor Roll,” a hospital had to demonstrate breadth of excellence by achieving a high ranking in no fewer than six specialties. More than half of the 20 “Honor Roll” hospitals use ZOLL products, and ten of the 20 are completely standardized to ZOLL defibrillators.

ZOLL believes that overall long-term market growth for hospital defibrillator sales will be driven primarily by increased capabilities including monitoring parameters, CPR support, ECG filtering and analysis to minimize interruptions in CPR, along with data, communication, and asset management support. Additional growth potential for ZOLL arises from the Propaq MD and Propaq M products for critical care transport and military applications.

The North American hospital market for circulation devices like the ZOLL AutoPulse is currently modest. Sales to hospitals of the AutoPulse and other mechanical CPR devices are small in relation to the pre-hospital sales at this stage in market development due to the availability of staff to perform CPR, constraints in hospital spending and the need for continuing education about the advantages of mechanical devices.

ZOLL estimates that the North American market for temperature management devices and accessories is currently modest. ZOLL believes it has a significant portion of invasive temperature management sales and a more modest share of sales of combined invasive and noninvasive products. Future growth is expected to be significant, driven by increasing adoption of therapeutic hypothermia as a treatment for post-resuscitation care. In addition, there is a potential opportunity for long-term growth from a number of other indications being driven by research in areas like myocardial infarction, stroke and neurological injury.

Electrodes and other supplies contribute mainly to North American Hospital revenues and, in general, are specific to use on ZOLL devices. ZOLL believes that the increased sales and use of electrodes will be driven by increased use of interpretive algorithms for automated defibrillation, and the adoption of CPR feedback.

Distribution

ZOLL sells its products to hospitals and military customers primarily through direct sales channels in North America.

North American Pre-hospital

The North American Pre-hospital market for defibrillators includes an EMS component that consists of care providers such as paramedics, Emergency Medical Technicians (EMTs), firefighters, and other first-response personnel with responsibilities for public safety. There are approximately 30,000 — 40,000 ambulances in North America, most equipped with defibrillation capability. Other vehicles, such as fire apparatus, also carry defibrillators. Presently, ZOLL believes that most of the estimated 40,000 ambulances in North America are equipped with defibrillators and that other first-response emergency vehicles will represent an increasingly important market for cardiac resuscitation equipment as the medical community places increased priority on providing such equipment and the necessary training to all first responders. As older defibrillators are replaced on ambulances and other emergency vehicles, we expect that many new purchases will include additional monitoring capabilities and features necessary to provide better patient care.

ZOLL currently estimates that overall market growth for EMS defibrillator sales remains constrained by economic uncertainty and challenging customer budgets. ZOLL believes that it has a solid position in the ALS portion of the North American Pre-hospital market and the overall EMS market.

As part of the Pre-hospital market, Public Access includes non-traditional, non-healthcare users of AEDs. ZOLL believes this market will grow because of the increased awareness of the life-saving potential of simplified lower-cost devices, which can be used before the arrival of professional rescuers. We expect that efforts by the AHA, American Red Cross, National Safety Council, Sudden Cardiac Arrest Association, and Sudden Cardiac Arrest Foundation should help to expand public knowledge of AEDs and increase demand for these devices.

The existence of Federal and state Good Samaritan legislation in the United States increases the likelihood that non-medically trained personnel will be providing care to victims of SCA. Furthermore, some states are passing legislation encouraging, even requiring, AEDs in public places (e.g., schools, health clubs, state buildings). These legislative efforts continue to expand AED usage by non-traditional users including police, fire, and highway patrol personnel. The AHA and virtually all corresponding international organizations have established programs to bring early defibrillation to communities. Early defibrillation is included in the AHA CPR training for all healthcare personnel and some laypersons. ZOLL believes that these developments, together with the introduction of AEDs in highly visible places, will lead to a larger market for AEDs.

The North American pre-hospital market for circulation devices like the ZOLL AutoPulse was modest in 2010. Short-term growth opportunities will remain somewhat constrained by current economic conditions, including lower tax receipts, tight budgets, and lower levels of government spending. ZOLL believes it has a solid position in this market. Adoption of this technology and other mechanical CPR devices in EMS organizations is moving more rapidly than in hospitals at present due to the more limited number of staff available to perform CPR in the pre-hospital setting, and the needs associated with safely restraining ambulance staff when CPR is required during ambulance transport.

The market for data management products is diverse and many companies provide competitive software applications. Historically, ZOLL’s position has been strongest among private ambulance and fire services. In the public safety CAD software market, ZOLL is a new competitor. We believe our position in the EMS data management market for software and data products give us a position to expand into the public safety market and leverage sales coverage and support resources necessary to be successful that are already in place. ZOLL believes that the market for EMS and fire field data management is significant and growing rapidly.

Distribution

ZOLL distributes defibrillation and circulation products, as well as software products, for the EMS pre-hospital market through a direct sales force. Because of the diverse nature of AED customers and sales opportunities across many applications, ZOLL uses a mix of alternate distribution approaches, including direct sales staff, distributors, and manufacturers’ representatives. The Company has agreements with approximately 400 independent distributors and manufacturers’ representatives to sell AEDs to non-traditional providers of healthcare.

International

The International market for professional defibrillators and AEDs varies considerably from country to country, but is generally less developed than the market in North America. Unlike the North American market, the administration of pacing and defibrillation in hospitals and EMS is generally viewed as a skill reserved for physicians. ZOLL believes it has a modest share of the overall international market for conventional defibrillators, AEDs, electrodes and supplies, and accessories. Demand for defibrillators will grow as more hospitals are built and existing hospitals modernize and update their approaches to cardiac and emergency care. Emerging standards of care and the acceptance of automated equipment should result in increased emphasis on cardiac resuscitation and demand for resuscitation products.

ZOLL believes that the international market for mechanical chest compression devices like the AutoPulse is currently modest, but the opportunity for growth is significant.

While not significant in terms of market share or sales revenue in 2010, we believe there are many opportunities to leverage our success with conventional defibrillators and AEDs with our expertise in data management products in select international markets. Currently, we are selling ePCR software products in Germany, and we expect to add additional sales resources internationally.

Sales of our temperature management products in international markets were $8.5 million in fiscal 2010. We believe we are solidly positioned in this early stage market. Therapeutic hypothermia is being adopted for post-resuscitation care and other indications, and there are much fewer regulatory restrictions on the marketing of the technology for post-resuscitation care relative to those that exist in the United States.

Distribution

ZOLL has direct sales operations in the major developed markets, including the United Kingdom, Germany, France, Netherlands, Austria, and Australia. These subsidiaries all have direct sales representatives who target the professional markets for conventional defibrillators, data products localized for the market, and temperature management products in Germany. We typically rely on independent distributors for other markets like Public Access defibrillation sales of AEDs in countries with direct subsidiaries.

In Japan, a major market for our products, we have a country manager and a large Japanese medical company as a distributor focused on the market for circulation devices. We have recently received approval of our AEDs and defibrillator waveform in Japan from Japanese regulatory authorities. We are currently finalizing distribution arrangements for our defibrillators.

We have country managers or representative liaison offices in most other major international medical device markets, and rely on local independent distributors assigned to focus on different products in the markets.

LifeVest Wearable Defibrillators

ZOLL revenues for the LifeVest wearable defibrillator in fiscal 2010 were $70.7 million up 61% from fiscal 2009. We believe we can drive significant growth in this market, as penetration is low and alternative treatment options are limited. Acceptance of the concept of a wearable defibrillator by professional organizations like the American College of Cardiology, American Heart Association, and the Heart Rhythm Society in North America also represents an opportunity for growth. These organizations’ guidelines are typically driven by clinical studies demonstrating efficacy and improvements to the outcomes of patients treated with new devices. ZOLL is currently participating in such clinical studies to provide the requisite data to demonstrate the efficacy and successful reduction of mortality in high-risk SCA patients with the LifeVest.

We estimate that the annual market opportunity in the United States for these potential applications when fully penetrated over many years is approximately $1.9 billion. In Germany, where we have recently established direct sales and services for the LifeVest, we estimate the market opportunity at full penetration to be approximately $500 million annually. Similar opportunity exists in other international markets subject to the same prerequisites for sales and revenue in the United States, such as regulatory approval of the device and therapy, adequate patient service capabilities, and reimbursement coverage.

The market for a wearable defibrillator is currently served only by ZOLL.

Distribution

We currently rent the LifeVest to patients for whom the device is prescribed in the United States via a direct sales organization of more than 100 field representatives, 16 managers and over 500 independent patient service representatives, most of whom are part-time medical professionals. We expect to expand this organization as revenues continue to grow.

A similar, but initially smaller, sales model is being implemented in Germany to support sales in the German market.

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

Research and Development

ZOLL’s research and development strategy is to continually improve and expand its product lines by combining existing proprietary technologies, newly developed proprietary technologies and the technologies of ZOLL’s suppliers into new product offerings that provide additional valued benefits to its customers.

ZOLL pursues a multi-disciplinary approach to product design that includes substantial electrical, mechanical, software and biomedical engineering efforts. The Company is currently focusing research and development programs in temperature management, data management, next-generation product platforms, clinical trials, expansion of its long-term technical research efforts, and other initiatives. Research and development expenses for fiscal 2010, 2009, and 2008 were approximately $45.9 million, $39.5 million and $32.4 million, respectively.

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

Patents and Proprietary Information

ZOLL and its subsidiaries currently hold approximately 250 U.S., and over 180 foreign patents, and numerous pending applications. The Company’s patents and patent applications relate to pacing, defibrillation, CPR, temperature management and other resuscitation therapies.

Customers

There is no customer whose purchases accounted for 10% or more of the Company’s revenues or accounts receivable in any of the years presented in this annual report on Form 10-K or whose loss the Company believes would have a material adverse effect on the Company and its subsidiaries taken as a whole. Total sales to various branches of the United States military were approximately $22 million in fiscal 2010, $23 million in fiscal 2009 and $18 million in fiscal 2008.

Employees

As of October 3, 2010, ZOLL employed approximately 1,679 people on a full-time basis, with approximately 1,535 in the United States and the remainder outside the U.S. None of ZOLL’s employees is subject to collective bargaining agreements.

Executive Officers of the Registrant

Name	Age	Position
Richard A. Packer	53	Chief Executive Officer
Jonathan A. Rennert	46	President
A. Ernest Whiton	49	Vice President of Administration and Chief Financial Officer
Ward M. Hamilton	63	Senior Vice President; Vice President, Marketing
Steven K. Flora	59	Senior Vice President; Vice President, North American Sales
John P. Bergeron	59	Vice President and Corporate Treasurer
Alexander N. Moghadam	46	Vice President, International Operations
Stephen Korn	65	Vice President, General Counsel and Secretary
E. Jane Wilson, Ph.D	61	Vice President, Research and Development

Mr. Packer joined the Company in 1992 and in 1999 was appointed Chairman of the Board, Chief Executive Officer and President. Mr. Packer served as President until 2008 and as Chairman until November 2010, and he continues to serve as Chief Executive Officer. Mr. Packer served as President, Chief Operating Officer and director from 1996 to his appointment as CEO. From 1992 to 1996 he served as Vice President of Operations of the Company, and, additionally, as Chief Financial Officer from 1995 to 1996. From 1987 to 1992, Mr. Packer served as Vice President of various functions for Whistler Corporation, a consumer electronics company. Prior to this, Mr. Packer was a manager with the consulting firm of PRTM/KPMG, specializing in operations of high technology companies. Since April 2007, Mr. Packer has also served as a director of Bruker Corporation, a scientific instruments company. Mr. Packer provides a critical contribution to the Board of Directors as a result of his extensive and detailed knowledge of the Company and of the Company’s industry, prospects, customers and strategic marketplace. Mr. Packer received B.S. and M. Eng. degrees from the Rensselaer Polytechnic Institute and a M.B.A. from the Harvard Graduate School of Business Administration.

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

Marketing and Sales

ZOLL operates with sales and managerial staff composed of direct representatives and their managers, distribution managers, special account representatives, distributors and manufacturer’s representatives throughout the world. In the United States, the staff is split into dedicated groups, focused on the hospital, EMS, and public safety markets. In the United States, ZOLL sells products directly to hospitals and

EMS organizations and through distributors, manufacturer’s representatives, and other indirect channels in the public safety market. The organization is similar in its international markets, and a mix of both direct and indirect channels are maintained relative to a country’s size and business potential. ZOLL sells its RescueNet, LifeVest and temperature management products through separate, dedicated sales forces.

Backlog

ZOLL ended fiscal 2010 with a backlog of approximately $14 million. The Company anticipates that all of this backlog will ship during fiscal 2011. In order to facilitate shipments in light of the heavy end-of-quarter orders, ZOLL attempts to maintain a permanent backlog level of orders that will not be shipped at the end of each quarter. ZOLL believes this helps improve efficiency, lower costs and improve profitability. Due to possible changes in delivery schedules, cancellation of orders and delays in shipments, ZOLL’s backlog at any particular date is not necessarily an accurate predictor of revenue for any succeeding period.

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

Item 1A. Risk Factors.

If We Fail to Compete Successfully in the Future Against Existing or Potential Competitors, Our Operating Results May Be Adversely Affected.

Our principal global competitors with respect to our entire cardiac resuscitation equipment product line are Physio-Control and Philips. Physio-Control is a subsidiary of Medtronic, Inc., a leading medical technology company, and had been the market leader in the defibrillator industry for over 20 years. As a result of Physio-Control’s large position in this industry, many potential customers have relationships with Physio-Control that could make it difficult for us to continue to penetrate the markets for our products. In addition, Medtronic and Philips and other competitors each have significantly greater resources than we do. Accordingly, Medtronic, Philips and other competitors could substantially increase the resources they devote to the development and marketing of products that are competitive with ours. These and other competitors may develop and successfully commercialize medical devices that directly or indirectly accomplish what our products are designed to accomplish in a superior and/or less expensive manner.

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

Currently, we believe there are no direct competitors for our LifeVest product. However, competitors may develop their own products to compete against the LifeVest. It is possible that similar products developed by competitors could be superior to or more cost-effective than our LifeVest product. Consequently, our ability to sell/lease/rent the LifeVest could be materially affected and our financial results could be materially and adversely affected.

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

Our principal competitors in the area of temperature management are Philips (Innercool), Medivance Inc., Gaymar Industries, Inc. and Cincinnati SubZero Products, Inc. (CSZ). The temperature management market is primarily divided into “Intravascular” technologies and “Surface” technologies. Philips has entered both the intravascular and surface markets with the acquisition of Innercool Therapies, Incorporated. The Innercool RapidBlue™ system provides Philips an endovascular product that competes with ZOLL’s IVTM solution. Philips also competes in the surface cooling market with Innercool’s CoolBlue™ system. ZOLL expects Philips to be more active in the promotion of the Innercool technology. Medivance, Inc. markets the Arctic Sun® Temperature Management system. This surface technology utilizes gel coated pads that are placed directly on the patient’s skin. These pads can have either cold or warm water circulating depending upon the mode of operation. Medivance continues to aggressively market their products within the U.S. marketplace. Both Cincinnati SubZero (Blanketrol®) and Gaymar Industries, Inc. (Medi-Therm®) provide cooling blanket products that are wrapped around the patient.

The Resumption of Unrestricted Shipments of Physio-Control AEDs, a Division of Medtronic, May Adversely Affect our Revenues and Profits.

Physio-Control is under a consent decree with the FDA which has had some positive impact on our business. Physio-Control announced last spring that the FDA is now permitting it to resume shipments of low-end AEDs. If Physio-Control chooses to reengage in this portion of the business, it may adversely affect our revenues in the future.

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

Recent Economic Trends Could Adversely Affect our Financial Performance.

The global economic recession has adversely affected the levels of both our sales and profitability. Weakening economic conditions and outlook may result in a further decline in the level of our customers’ spending that could adversely affect our results of operations and liquidity. The largest portion of our business is the sale of capital equipment. While customers may delay their capital equipment purchases of defibrillator products in the near-term due to the current economic environment, the equipment is a standard of care and will ultimately need to be replaced. However, we cannot be sure as to how long such delays may continue. However, our AutoPulse product and certain of our other products are not currently standards of care. Consequently, customers may indefinitely postpone the purchase of these products and any of their accessories. We are unable to predict the likely duration and severity of the current adverse economic conditions.

Current and Future State and Municipal Budget Deficits Could Adversely Affect our Financial Performance.

Many of our customers include state and municipal agencies. In a recent article by the Center on Budget and Policy Priorities, the Center estimated that approximately 46 states are facing or will face budget deficits in fiscal

2011, and these fiscal problems are likely to continue into fiscal 2012. Because of these budget deficits, our customers may delay their purchases of capital equipment from the Company due to the current economic environment. Significant purchasing delays may adversely affect our financial performance.

The Adoption of Federal Medical Device Tax Surcharge by the U.S. Government Could Reduce Our Profitability.

In March 2010, the U.S. Congress adopted and President Obama signed into law comprehensive health care reform legislation through the passage of the Patient Protection and Affordable Health Care Act (A.R. 3590) and the Health Care and Education Reconciliation Act (H.R. 4872). Among other initiatives, these bills impose a 2.3% excise tax on domestic sales of medical devices commencing January 1, 2013. Approximately 80% of our revenues comes from capital equipment and related accessories sales. As currently enacted, the annual excise tax to our Company could approximate $10 million. Outside of the excise tax, which will impact results of operations commencing January 1, 2013, we cannot predict with any certainty what healthcare initiatives, if any, will be implemented at the state level, or what the ultimate effect of federal health care reform or any future legislation or regulation will have on us. As we expect the capital equipment portion of our business would derive limited benefit from healthcare reform, we would seek to pass this surtax on to our customers. If we are unsuccessful, this surtax could reduce our profitability.

It is Possible that if Competitors Increase Their Use of Price Discounting, Our Gross Margins Could Decline.

Some competitors have, from time to time, used price discounting in order to attempt to gain market share. If this activity were to increase in the future, it is possible that our gross margin and overall profitability could be adversely affected if we decided to respond in kind.

Our Estimates of Market Size Are Based on Numerous Assumptions Which May Not Be Correct, in Which Case the Actual Size of Our Markets May Be Substantially Smaller Than We Estimate.

We have estimated the long-term size of the markets for our LifeVest, AutoPulse and temperature management products. These estimates rely on numerous assumptions, any or all of which may prove to be incorrect. In each of these markets, we are currently the sole participant or one of the major participants; therefore, any negative impact on our business due to any of the considerations set forth in our other Risk Factors are likely to adversely affect our business and may negatively affect the overall market size. Moreover, our market estimates are based on market developments over many years and therefore our ability to accurately predict market developments over such an extended period is limited. Other factors that may impact our estimates include:

•	emergence of competitive products, technologies or therapies that move the markets away from our products, technologies and therapies;

•	changes in standards of care in ways that emphasize therapies or treatments not provided by our products;

•	changes to the healthcare system or reimbursement rates that reduce payments for our products or therapies;

•	failure of clinical trials or studies (whether sponsored by us or others) to support the safety and efficiency of our products;

•	publication of adverse publicity regarding our products;

•	action by regulatory authorities limiting our ability to market our products; and

•	continuation of challenging economic conditions which slows adoption of new technologies and products.

In addition, the occurrence of these factors and concerns with respect to competitive products in the same market may adversely affect the overall growth of the market.

These factors and concerns apply generally to the size of the markets for each of our products. In addition, particular concerns that may impact the growth of the wearable defibrillator market include reductions in average wear time of the LifeVest and a change in the accepted treatments which shortens the waiting period for the implantation of ICDs. Similarly, the failure of the CIRC trial to show that the use of the AutoPulse is superior to manual CPR will slow adoption of automated CPR devices and adversely affect market growth. Moreover, our estimate of the long-term automated CPR market assumes that eventually Advanced Life Support providers in both hospitals and ambulances will have an automated CPR device alongside every professional defibrillator. Growth of the temperature management market is particularly dependent on the use of the therapy for indications not yet approved by the FDA, such as post-resuscitation treatment, stroke treatment and MI.

The failure of the markets to grow over many years as we estimate may have an adverse affect on our business, financial condition and results of operation.

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

We recently acquired temperature management technology. As part of the successful development of the market for this technology, where applicable, we must:

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

We Are Conducting Clinical Trials Related to Newer Technologies Which May Prove Unsuccessful and Have a Negative Impact on Future Sales.

We are conducting clinical trials related to the AutoPulse and the LifeVest. While we are confident in the future outcomes of these trials, an unsuccessful trial could adversely affect the marketability of these products in the future.

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

We initiated a voluntary worldwide field corrective action on our AED Plus automated external defibrillator during the second quarter of fiscal 2009 because the batteries in the AED Plus were not performing as expected. This corrective action applies to approximately 180,000 AED Plus units. We do not expect to incur more than a total of approximately $1 million to cover the cost of this corrective action.

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

In addition, the FDA has announced recent proposals to reform the 510(k) process. These proposals are wide-ranging and, if fully implemented, would likely result in a longer process to obtain 510(k) clearance and would likely require us to conduct more extensive clinical studies as part of the 510(k) process. These developments in achieving 510(k) clearance would increase the costs for the introduction of new products and features and may adversely affect our business, financial condition and results of operation.

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

We, like most of our U.S. competitors, have received warning letters from the FDA in the past, and we may receive warning letters in the future. The number of warning letters issued within the industry has been on the rise; for example, the number of warning letters issued within the industry in 2009 exceeded 2008. The number of warning letters issued thus far in 2010 appears to be trending to the same level as in 2009 if not slightly higher. We have always complied with the warning letters we have received. However, our failure to comply with FDA regulations could result in sanctions being imposed on us, including restrictions on the marketing or recall of our products. These sanctions could have a material adverse effect on our business.

In general, the FDA is becoming increasingly active in its regulatory activities. For example, the FDA issued in the fall of 2009 a safety alert in connection with low energy external biphasic defibrillators. The safety alert does not suggest the need for any change to current clinical practice, but the FDA is seeking additional information from healthcare professionals to determine if further FDA activities are advised.

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

In addition, on November 15, 2010, the FDA launched an initiative to facilitate the development of safer and more effective external defibrillators through improved design and manufacturing practices. The FDA states its initiative will promote innovation of next-generation external defibrillators, enhance the ability of the external defibrillator industry and the FDA to identify and respond to safety problems and risks more quickly and effectively, and designate an appropriate premarket regulatory pathway for AEDs that promotes best practices for design and testing. As a result of this initiative, we expect the FDA to focus greater scrutiny on external defibrillator companies such as ZOLL. The FDA may also require AEDs to obtain premarket approvals (PMA) before they may be commercially distributed in the United States. The PMA process is much longer than the 510(k) process and must be supported by extensive clinical data. This FDA initiative has been only recently launched, and so we are unable to determine the impact on our business or products; nonetheless, depending on the actions taken by the FDA this initiative could adversely affect our business, financial condition and results of operation.

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

Approximately 31% of our fiscal 2010 revenue is denominated in a foreign currency and, as such, is subject to direct foreign currency exposure. The currency exposure on the revenue is partially offset by the operating expenses which are also denominated in local currencies. The currency exposure is also partially offset by any forward contracts entered into to hedge our exposure to exchange rates. The other portion of revenue generated in the foreign markets is sold to distributors and is denominated in U.S. dollars. This revenue could be subject to price pressure as the U.S. dollar strengthens.

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

For example, in fiscal 2003, we made a $1.3 million investment in Advanced Circulatory Systems, Inc. (“ACSI”). We will continue to monitor our investment to determine if there are any future triggering events that might impact the carrying value of our investment. If a future triggering event or series of events indicate a permanent impairment of our investment, we will be required to writeoff our investment or some portion of our investment in future periods.

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

Our International Sales Expose Our Business to a Variety of Risks That Could Result in Significant Fluctuations in Our Results of Operations.

Approximately 31% of our sales for fiscal 2010 were made to foreign purchasers, and we plan to increase the sale of our products to foreign purchasers in the future. As a result, a significant portion of our sales is and will continue to be subject to the risks of international business, including:

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

•	war on terrorism;

•	disruption in the international transportation industry;

•	use of international distributors; and

•	changes in local economic conditions that could cause some customers to defer purchases similar to what we have seen in the United States recently.

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

For example, we are currently transitioning from a distributed sales effort for our Temperature Management products in Germany to a direct sales force. This transition has been disrupted by actions of our former distributor which has resulted in an inefficient process. While we believe our efforts will be successful in the long-term, short-term sales results have been and may continue to be adversely affected.

We May Fail to Adequately Protect or Enforce Our Intellectual Property Rights or Secure Rights to Third Party Intellectual Property, and Our Competitors Can Use Some of Our Previously Proprietary Technology.

Our success will depend in part on our ability to obtain and maintain patent protection for our products, methods, processes and other technologies, to preserve our trade secrets and to operate without infringing the proprietary rights of third parties. We hold approximately 250 U.S. and over 180 foreign patents for our various inventions and technologies. Additional patent applications have been filed with the U.S. Patent and Trademark Office and outside the U.S. and are currently pending. The patents that have been granted to us are for a definitive period of time and will expire. We have filed certain corresponding foreign patent applications and intend to file additional foreign and U.S. patent applications as appropriate. We cannot be assured as to:

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

We May be Subject to Intellectual Property Litigation, Which Could Have an Adverse Effect on Our Business.

If certain patents issued to others are upheld or if certain patent applications filed by others issue and are upheld, we may be:

•	required to obtain licenses or redesign our products or processes to avoid infringement;

•	prevented from practicing the subject matter claimed in those patents; or

•	required to pay damages.

There is substantial litigation regarding patent and other intellectual property rights in the medical device industry. Litigation or administrative proceedings, including interference proceedings before the U.S. Patent and Trademark Office, related to intellectual property rights have been and in the future could be brought against us or be initiated by us. The Company is a defendant in a pending patent infringement lawsuit filed in Boston by Philips Electronics North America Corporation and its parent, and the Company has brought a patent infringement lawsuit against Philips. Adverse determinations in any patent litigation could subject us to significant liabilities to third parties, could require us to seek licenses from third parties and could, if licenses are not available, prevent us from manufacturing, selling or using certain of our products, some of which could have a material adverse effect on the Company. In addition, the costs of any such proceedings may be substantial whether or not we are successful.

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

Intangibles and Goodwill We Currently Carry on Our Balance Sheet May Become Impaired.

At October 3, 2010, we had approximately $114 million of goodwill and intangible assets on our balance sheet. These assets are subject to impairment if the cash flow that we generate from these assets specifically, or our business more broadly, are insufficient to justify the carrying value of the assets. Factors affecting our ability to generate cash flow from these assets include, but are not limited to, general market conditions, product acceptance, pricing and competition, distribution, costs of production and operations.

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

Our Strategic Alliance With Welch Allyn May Not Be Successful Which May Adversely Impact Our Operating Results.

In 2008, we entered into a strategic alliance with Welch Allyn involving research and development, manufacturing, sales, service, and distribution related to Welch Allyn’s defibrillator and monitoring products. The scope of this alliance may change due to strategic decisions by Welch Allyn which is beyond our control. For example, Welch Allyn decided to discontinue selling the AED10 which we had been manufacturing for Welch Allyn.

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

Under the Federal Food, Drug and Cosmetic Act and other laws, we are prohibited from promoting our temperature management products for off-label uses. This means that we may not make claims about the safety or effectiveness of our temperature management products for the treatment of cardiac arrest patients, and means that we may not proactively discuss or provide information on the use of our temperature management products for the treatment of cardiac arrest patients, with very specific exceptions. Physicians, however, may lawfully choose to purchase our temperature management products and use them off-label. We do not track how physicians use our temperature management products after they are purchased, and cannot identify what percentage of our revenues from sales of our temperature management product is derived from off-label use. We are aware, however, that physicians in the United States may be using our temperature management products off-label to treat cardiac arrest due to the 2010 American Heart Association recommendation that cooling after cardiac arrest be considered a Class 1 (Standard of Care) recommendation. A company that is found to have improperly promoted off-label uses may be subject to significant liability, including civil and administrative remedies, and even criminal sanctions. We do not believe any of our activities constitute promotion of off-label use, and we are actively engaged with the FDA on a trial which would result in an indication for cardiac arrest. Should the FDA determine, however, that our activities constitute promotion of off-label use, the FDA could bring action to prevent us from distributing our temperature management products within the United States for the off-label use, could impose fines and penalties on us and our executives, and could prohibit us from participating in government healthcare programs such as Medicare and Medicaid.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our executive headquarters are located in Chelmsford, Massachusetts, along with our research and development and our defibrillator and Power Infuser manufacturing operations. The Chelmsford facility offers approximately 182,000 square feet of leased office, warehouse and assembly space. The current lease for the Chelmsford facility expires on June 29, 2011, and the Company is currently negotiating a new 10-year lease with the lessor. We own a 33,000 square foot building in Pawtucket, Rhode Island, where we manufacture our electrode products and conduct related research and development. We lease approximately 67,000 square feet in Broomfield, Colorado, where our ZOLL Data Systems data management software business offices are located. We lease an approximate 40,000 square foot manufacturing facility in Sunnyvale, California, where the AutoPulse and temperature management products are manufactured. We lease (with an option to buy) approximately 42,000 square feet in Pittsburgh, Pennsylvania where our ZOLL LifeVest manufacturing facility is located. We also lease administrative offices in Manchester, England; Elst, the Netherlands; Cologne, Germany; Paris, France; Moscow, Russia; Sydney, Australia; Mississauga, Ontario, Canada; Shanghai, China; New Delhi, India; and Amman, Jordan.

Item 3. Legal Proceedings.

On June 18, 2010, Koninklijke Philips Electronics N.V. and Philips Electronics North America Corporation filed a lawsuit against the Company in U.S. District Court, Boston, MA, alleging infringement of fifteen patents owned by the Philips entities. The plaintiffs filed an amended complaint on October 13, 2010. On July 12, 2010, the Company filed a lawsuit against Philips Electronics North America Corporation in U.S. District Court, Boston, MA, alleging infringement of five patents owned by the Company.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our Common Stock is traded on the NASDAQ Global Select Market under the symbol “ZOLL.” The following table sets forth the high and low sales prices during the fiscal quarters specified:

	Sales Prices
	2010		2009
	High	Low	High	Low
First Quarter	$28.08	$19.00	$33.76	$14.28
Second Quarter	29.95	25.51	19.22	11.24
Third Quarter	31.92	25.66	19.49	12.20
Fourth Quarter	33.23	23.07	22.15	15.86

Dividends

We have never declared or paid cash dividends on our capital stock. We currently intend to retain any current and future earnings to finance the growth and development of our business and, therefore, do not anticipate paying any cash dividends in the foreseeable future.

As of November 19, 2010, there were approximately 230 stockholders of record of our Common Stock. We believe there are approximately 10,000 beneficial holders of our Common Stock.

Performance Graph

The following graph compares the cumulative 5-year total return attained by shareholders on ZOLL Medical Corporation’s common stock relative to the cumulative total returns of the Russell 2000 index and the NASDAQ Medical Equipment index. The graph tracks the performance of a $100 investment in our common stock and in each of the indexes (with the reinvestment of all dividends) from 9/30/2005 to 9/30/2010.

	9/05	9/06	9/07	9/08	9/09	9/10
ZOLL Medical Corporation	100.00	136.83	197.64	249.49	164.09	246.05
Russell 2000	100.00	109.92	123.49	105.60	95.52	108.27
NASDAQ Medical Equipment	100.00	103.82	138.13	112.66	102.82	109.93

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Equity Compensation Plan Information

The following table provides information concerning the Company’s stock incentive plans as of October 3, 2010:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) as of end of most recently completed fiscal year
	(a)		(b)	(c)
Equity compensation plans approved by security holders	2,084,011	(1)	$19.35	508,330	(2)
Equity compensation plans not approved by security holders	—		N/A	—
Total	2,084,011	(1)	$19.35	508,330	(2)

(1)	Does not include 40,154 shares of restricted Common Stock issued under the Amended and Restated 2001 Stock Incentive Plan, since such shares are issued and outstanding.
(2)	Includes 54,327 shares available for issuance as restricted Common Stock under the Amended and Restated 2001 Stock Incentive Plan.

Item 6. Selected Financial Data.

ZOLL Medical Corporation

Consolidated Five-Year Financial Summary

	FISCAL YEAR
(000’s omitted, except per share data)	2010	2009	2008	2007	2006
Income Statement Data:
Net sales	$443,989	$385,185	$398,018	$309,451	$255,633
Cost of goods sold	202,518	187,840	187,330	140,664	116,399

Gross profit	241,471	197,345	210,688	168,787	139,234
Expenses:
Selling and marketing	130,869	113,891	111,835	91,855	78,366
General and administrative	37,539	32,366	30,681	26,203	22,417
Research and development	45,931	39,474	32,398	28,686	23,394

Total expenses	214,339	185,731	174,914	146,744	124,177

Income from operations	27,132	11,614	35,774	22,043	15,057
Investment and other (expense) income	924	1,768	(258)	3,591	2,082

Income before income taxes	28,056	13,382	35,516	25,634	17,139
Provision for income taxes	9,137	3,818	12,075	8,972	5,999

Net income	$18,919	$9,564	$23,441	$16,662	$11,140

Basic earnings per common share	$0.88	$0.45	$1.12	$0.82	$0.58

Weighted average common shares outstanding	21,384	21,078	20,862	20,208	19,286

Diluted earnings per common and common equivalent share	$0.87	$0.45	$1.10	$0.81	$0.57

Weighted average common and common equivalent shares outstanding	21,713	21,217	21,304	20,678	19,442

Balance Sheet Data:
Working capital	$158,213	$157,523	$163,349	$125,159	$112,746
Total assets	$430,770	$370,954	$346,020	$315,849	$251,486
Stockholders’ equity	$313,578	$280,558	$267,858	$235,786	$195,646

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

We intend for this discussion and analysis to provide you with information that will assist you in understanding our consolidated financial statements, the changes in certain key items in those consolidated financial statements from year to year and the primary factors that accounted for those changes. Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the

United States. This discussion and analysis should be read in conjunction with our consolidated financial statements as of October 3, 2010 and for the year then ended and the notes accompanying those consolidated financial statements.

Our fiscal 2010 consisted of 53 weeks. Our three months ended January 3, 2010 included the additional week and, therefore, consisted of 14 weeks, while the three months ended December 28, 2008 and December 30, 2007 consisted of 13 weeks. We estimate that the revenue and expense impact of the additional week was approximately $2 million each during the three months ended January 3, 2010.

Executive Overview

We ended fiscal 2010 with approximately $62.3 million of cash and short-term investments and no long-term debt. We completed fiscal 2010 with revenues of approximately $444.0 million. Revenue results reflected a positive foreign exchange impact of approximately $5 million compared to fiscal 2009. Although we continue to experience softness in the North American hospital and pre-hospital capital equipment business due to general economic conditions, we did see some modest improvement in the North American hospital capital equipment market in fiscal 2010. Our capital equipment pricing was higher in fiscal 2010 than in fiscal 2009 while sales volume was lower than we would expect. In fiscal 2009, we saw spending constraints due to economic uncertainty and had offered more incentives to customers during fiscal 2009. We continue to believe that since our professional defibrillator products are a standard-of-care and the installed base of defibrillators continues to age, such spending has merely been delayed rather than lost. Our LifeVest revenue grew 61% in fiscal 2010 compared to fiscal 2009 as we continue to invest in this product. Our new Temperature Management business, which was acquired in May of 2009, contributed approximately $18.9 million of revenue for fiscal 2010 and $6.9 million in fiscal 2009.

Results of Operations

Fiscal 2010 Compared to Fiscal 2009

Sales

Our net sales increased 15% to $444.0 million in fiscal 2010 compared to $385.2 million in the prior fiscal year.

Net sales by customer/product categories in fiscal 2010 and 2009 were as follows:

(000’s omitted)	2010	2009	% Change
Devices and Accessories to the Hospital Market-North America	$125,102	$113,308	10%
Devices, Accessories, and Data Management Software to the Pre-hospital Market-North America	133,352	130,345	2%
Devices, Accessories, and Data Management Software to the International Market	114,829	97,632	18%
LifeVest to the North America and International Markets	70,706	43,900	61%

Total Sales	$443,989	$385,185	15%

Our sales to the North American Hospital market increased $11.8 million, or 10%, in fiscal 2010 compared to fiscal 2009. This growth is primarily attributable to increased revenue from sales of professional defibrillators and an increased volume derived from our Temperature Management business, which benefited from a full year of revenue as compared to five months of revenue in fiscal year 2009. These increases were partially offset by a decrease in the volume of US Military/Big Government sales.

Our sales to the North American Pre-hospital market increased $3.0 million, or 2%, in fiscal 2010 compared to fiscal 2009. The increase in Pre-hospital sales was primarily due to increased sales of professional defibrillators as our product pricing returned to what we believe are more typical levels.

International sales increased by $17.2 million, or 18%, to $114.8 million in fiscal 2010 compared to $97.6 million in fiscal 2009. The increase in International sales was due to an increased volume of sales of AEDs, Temperature Management products and the AutoPulse. The increased volume of sales also included a positive impact from foreign currency exchange rate fluctuations, excluding Canada, of approximately $2.9 million. The increased volume of sales was driven primarily by sales growth in Australia, Latin America, Europe and Japan.

Total rental revenue of the LifeVest product increased 61% to $70.7 million in fiscal 2010 compared to $43.9 million in fiscal 2009. The increased volume is attributable to increased acceptance of the product, improved productivity of existing sales representatives and to the increase in sales personnel as we continue to penetrate this large market potential.

Total sales of AEDs to all of our markets increased $10.3 million, or 17%, from $61.3 million in fiscal 2009 to $71.6 million in fiscal 2010. This growth is primarily attributable to increased International sales.

Total sales of the AutoPulse product to all of our markets increased 5% to $17.5 million in fiscal 2010, compared to $16.7 million for fiscal 2009. An increase in sales volume of the AutoPulse in the International market was partially offset by a decrease in sales volume in the North American pre-hospital market, which we continue to believe is due to funding restrictions within the public agencies for capital equipment.

Gross Margins

Cost of sales consists primarily of material, labor, overhead, and freight associated with the manufacturing of our various medical equipment devices, data collection software and disposables. These products are primarily sold to the Hospital, Pre-hospital, and International markets. We lease the LifeVest product and sell our data collection software mainly to the Pre-hospital market.

Overall, gross margins for fiscal 2010 increased to approximately 54% compared to 51% in fiscal 2009. Approximately two percentage points of the increase was attributable to higher pricing. Other factors affecting the fluctuation in gross margin each individually represented less than one percentage point of our overall gross margin, including the positive impact of foreign exchange rate fluctuations and the LifeVest business. Our gross margin tends to fluctuate from period to period as a result of unit volume levels, mix of product and customer class, geographical mix, foreign exchange rate fluctuations and overall market conditions.

Backlog

We ended fiscal 2010 with a backlog of approximately $14 million, compared to approximately $14 million at the end of the prior quarter. Backlog was approximately $20 million at September 27, 2009. Typically, our backlog decreases during the first and second quarters, remains relatively flat during the third quarter, and increases during the fourth quarter due to the purchasing practices of our customers. During fiscal 2010, we had higher levels of backlog earlier in the year and a lower level at the end of the year due to variation of the timing of orders over the course of the year relative to our shipments. Due to possible changes in delivery schedules, cancellation of orders and delays in shipments, our backlog at any particular date is not necessarily an accurate predictor of revenue for any succeeding period.

Costs and Expenses

Operating expenses in fiscal 2010 and 2009 were as follows:

(000’s omitted)	2010	% of Sales	2009	% of Sales	Change %
Selling and marketing	$130,869	29%	$113,891	30%	15%
General and administrative	37,539	8%	32,366	8%	16%
Research and development	45,931	10%	39,474	10%	16%

Total expenses	$214,339	48%	$185,731	48%	15%

As a percentage of sales, selling and marketing expenses for fiscal 2010 decreased approximately 1% as compared to fiscal 2009 as we gained efficiency with our growth. The dollar spending for selling and marketing expenses increased approximately $17.0 million for the year ended October 3, 2010 compared to the same period last year. The dollar spending increase in fiscal 2010 was primarily attributable to approximately $9.6 million related to increased personnel-related costs, including salaries, commissions and travel expenses for selling and marketing employees, primarily for the LifeVest business. An additional increase of approximately $4.2 million was due to our Temperature Management business which was purchased from Alsius in May 2009. The extra week in fiscal 2010 and the impact of foreign exchange rate fluctuations both contributed an additional increase of approximately $1 million to selling and marketing expenses.

As a percentage of sales, general and administrative expenses for fiscal 2010 remained flat as compared to fiscal 2009. General and administrative expenses increased approximately $5.2 million for the year ended October 3, 2010 compared to the previous year. The increase in dollar spending was primarily attributable to increased personnel-related costs including salaries and stock-based compensation for general and administrative employees, primarily related to the growth of LifeVest and Temperature Management businesses.

As a percentage of sales, research and development expenses in fiscal 2010 remained flat as compared to fiscal 2009. Research and development expenses increased approximately $6.5 million for the year ended October 3, 2010 compared to fiscal 2009. Approximately $2.9 million of the dollar increase was related to the on-going AutoPulse and LifeVest clinical trial work. Other contributors include increased personnel-related costs including salaries and stock-based compensation for research and development employees and expenses associated with the arrangement with Welch Allyn.

Investment and Other Income (Expense)

Investment and other income (expense) decreased to $0.9 million in fiscal 2010, as compared to $1.8 million in the previous fiscal year. This decrease primarily reflected significant foreign exchange gains on marking our foreign denominated intercompany receivable balances to the spot rate at the end of fiscal 2009.

Income Taxes

Our effective tax rate for fiscal 2010 increased to 33% compared to 29% in fiscal 2009. The increased rate resulted from a discrete benefit provided by the research and development tax credit being applied to expected annual earnings in fiscal 2009. The prior-year effective tax rate benefited from the retroactive extension of the research and development tax credit, retroactively from January 1, 2008, during the first quarter of fiscal 2009. This extension allowed a full-year tax credit estimate for fiscal 2009 to be included in our fiscal 2009 rate calculation along with a discrete period adjustment of approximately $400,000 recognized during the first quarter of fiscal 2009 to record the tax credit related to the retroactive application of the credit extension. The fiscal 2010 annual rate only contains one quarter of a full-year credit. The increase in the current year rate was partially offset by the release of approximately $836,000 of tax liabilities due to the expiration of tax statutes, completion of tax audits and the resolution of uncertain tax positions in the third quarter of fiscal 2010. Additionally, during the third quarter of 2010, we undertook a detailed review of our international tax positions and concluded that our deferred tax liabilities should be decreased by approximately $664,000. This adjustment was immaterial to all prior periods.

On October 1, 2007, we adopted Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (codified within FASB Accounting Standards Codification (“ASC”) 740-10, Income Taxes—Overall). As a result of this adoption, we recognized approximately $374,000 of increase in our liability for unrecognized tax benefits. At October 3, 2010 and September 27, 2009, we had $3.8 million and $4.9 million, respectively, of gross unrecognized tax benefits, of which, $2.2 million, if recognized, would affect our effective tax rate compared to $2.8 million at September 27, 2009 which, if recognized, would have impacted our effective tax rate.

We are subject to U.S. federal income tax as well as the income tax of multiple states and foreign jurisdictions. We have concluded all U.S. federal and most state and foreign income tax matters through fiscal 2006. Our tax return covering fiscal 2007 is currently being audited by the IRS. Fieldwork has been completed with no material adjustments proposed. We are waiting for final acceptance by the IRS. The acquired losses from Revivant for tax years 1997 through 2004 remain open to examination by the IRS to the extent losses are claimed in open years.

Our historical practice is to recognize interest and penalties related to income tax matters in income tax expense. We had $312,000 and $426,000 accrued for interest and penalties in income taxes payable, at October 3, 2010 and September 27, 2009, respectively.

We currently estimate that our fiscal 2011 effective tax rate will be approximately 37%.

Fiscal 2009 Compared to Fiscal 2008

Sales

Our net sales decreased 3% to $385.2 million in fiscal 2009 compared to $398 million in the prior fiscal year.

Net sales by customer/product categories in fiscal 2009 and 2008 were as follows:

(000’s omitted)	2009	2008	% Change
Devices and Accessories to the Hospital Market-North America	$113,308	$136,865	(17)%
Devices, Accessories, and Data Management Software to the Pre-hospital Market-North America	130,345	138,017	(6)%
Devices, Accessories, and Data Management Software to the International Market	97,632	96,612	1%
LifeVest to the North America and International Markets	43,900	26,524	66%

Total Sales	$385,185	$398,018	(3)%

Our sales to the North American Hospital market decreased $23.6 million, or 17%, in fiscal 2009 compared to fiscal 2008. We believe this decrease was primarily due to the general economic downturn and the uncertainty of healthcare reform legislation which resulted in curtailed spending by hospitals.

Our sales to the North American Pre-hospital market decreased $7.7 million, or 6%, in fiscal 2009. The decrease in Pre-hospital sales was primarily due to decreased volume of sales of AEDs of approximately $6 million and professional defibrillators of approximately $5 million. These decreases were partially offset by a modest increased volume of data management software products of approximately $3 million.

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

Overall, gross margins for fiscal 2009 decreased to approximately 51% compared to 53% in fiscal 2008. Approximately one and a half percentage points of the decrease was attributable to the negative impact of foreign exchange rates. Other factors affecting the fluctuation in gross margin each individually represented less than one percentage point of our overall gross margin, including the LifeVest business which contributed an increase to the overall gross margin. Our gross margin tends to fluctuate from period to period as a result of unit volume levels, mix of product and customer class, geographical mix, foreign exchange rate fluctuations and overall market conditions.

Backlog

We ended fiscal 2009 with a backlog of approximately $20 million, compared to approximately $10 million at the end of the prior quarter. Backlog was approximately $8 million at September 28, 2008. Typically, our backlog decreases during the first and second quarters, remains relatively flat during the third quarter, and increases during the fourth quarter due to the purchasing practices of our customers. Due to possible changes in delivery schedules, cancellation of orders and delays in shipments, our backlog at any particular date is not necessarily an accurate predictor of revenue for any succeeding period.

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

As a percentage of sales, research and development expenses increased approximately 2% in fiscal 2009 as compared to fiscal 2008. This increase, as a percentage of sales, was primarily due to the lower than expected revenue growth due to the challenging economic environment in fiscal 2009, as well as increased personnel-related expenses as a result of our strategic alliance with Welch Allyn, the acquisition of Alsius’ Temperature Management business and clinical trial work related to the AutoPulse and LifeVest products. Research and development expenses increased approximately $7.1 million for the year ended September 27, 2009 compared to fiscal 2008. Approximately $4 million of the dollar increase was a result of hiring additional research and development personnel in connection with our strategic alliance with Welch Allyn. Other contributors include increased expenses related to the acquisition of Alsius of approximately $1.2 million and increased clinical trial work of approximately $600,000 related to the AutoPulse and LifeVest.

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

On October 1, 2007, we adopted Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (codified within FASB Accounting Standards Codification (“ASC”) 740-10, Income Taxes—Overall). As a result of this adoption, we recognized approximately $374,000 of increase in our liability for unrecognized tax benefits. At September 27, 2009, we had $4.9 million of gross unrecognized tax benefits, all of which, if recognized, would affect our effective tax rate compared to $3.3 million at September 28, 2008 which, if recognized, would have impacted our effective tax rate or goodwill.

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

Financial Condition

Liquidity and Capital Resources

We believe our overall financial condition remains strong. Our cash, cash equivalents and short-term marketable securities at October 3, 2010 totaled $62.3 million compared with $58.6 million at September 27, 2009. We continue to have no long-term debt.

As we have previously stated, we have used cash, and it is possible we will use additional cash, to assist customers who transition to our products with various financing arrangements. We also may use cash to assist creditworthy customers with various financing arrangements as a result of the current difficult liquidity and credit environment.

Cash Requirements

We believe that the combination of existing cash, cash equivalents, and highly liquid short-term investments, together with future cash to be generated by operations and amounts available under our line of credit, will be sufficient to meet our ongoing operating and capital expenditure requirements for the foreseeable future. We believe we have, and will maintain, sufficient cash to meet future contingency payments related to the Lifecor and Infusion Dynamics acquisitions. The final payment to Lifecor, which we believe will approximate $26 million and which will be made in fiscal 2011 in respect of fiscal 2010 results, may be made in cash or our Common Stock at our option. We may also need to use these funds in the future for potential acquisitions.

Sources and Uses of Cash

To assist with the discussion, the following table presents the abbreviated cash flows for the years ended October 3, 2010, September 27, 2009, and September 28, 2008:

(000’s omitted)	2010	2009	2008
Net income	$18,919	$9,564	$23,441
Changes not affecting cash	33,675	26,517	24,332
Changes in assets and liabilities	(30,690)	(2,702)	(12,395)

Cash provided by operating activities	21,904	33,379	35,378
Cash used for investing activities	(23,114)	(18,239)	(42,588)
Cash provided by financing activities	8,893	235	7,336
Effect of foreign exchange rates on cash	314	(989)	(1,082)

Net change in cash and cash equivalents	7,997	14,386	(956)
Cash and cash equivalents—beginning of period	51,061	36,675	37,631

Cash and cash equivalents—end of period	$59,058	$51,061	$36,675

Operating Activities

Cash provided by operating activities decreased approximately $11.5 million in fiscal 2010 to $21.9 million compared to $33.4 million in fiscal 2009. This decrease in cash provided by operating activities was primarily attributable to higher accounts receivable balances and higher purchases of inventory in support of increased levels of business. This decrease was partially offset by higher accounts payable and accrued expense balances and higher net income in fiscal 2010.

Investing Activities

Cash used in investing activities increased approximately $4.9 million in fiscal 2010 to $23.1 million as compared to $18.2 million in the prior year. This increase in the use of cash was primarily attributable to a smaller amount of cash being generated from net sales of marketable securities in fiscal 2010 as compared to fiscal 2009 and, to a lesser extent, was attributable to more cash paid out in fiscal 2010 as contingent consideration for prior-year acquisitions. The increase in cash used in investing activities was partially offset by the absence of any acquisitions and a lower level of cash used for additions to property and equipment made in fiscal 2010 as compared to fiscal 2009.

Financing Activities

Cash provided by financing activities increased approximately $8.7 million for fiscal 2010 in comparison to approximately $235,000 in the previous year. The change reflects a substantially higher number of stock options exercised during fiscal 2010 (approximately 426,000 shares exercised in 2010 compared to approximately 30,000 shares exercised in 2009).

Investments

In March 2004, we acquired substantially all the assets of Infusion Dynamics. Under the terms of the acquisition, we are obligated to make additional earn-out payments through 2011 (“contingencies”) based on performance of the acquired business. Because additional consideration is based on the growth of sales, a reasonable estimate of the future payments to be made cannot be determined. As these contingencies are resolved and the consideration is distributable, we record the fair value of the additional consideration as additional cost of the acquired assets. Our earn-out payments, in the form of cash, for fiscal 2008 and 2009 were both approximately $19,000. We have accrued, but not yet paid, an earn-out for fiscal 2010 of approximately $25,000, which is expected to be paid in cash during the first half of fiscal 2011.

We exercised our option to acquire the business and assets of Lifecor and acquired the business and assets on April 10, 2006. We assumed Lifecor’s outstanding debt (plus an additional $3.0 million owed to us, which was cancelled) and certain stated liabilities. We paid the third-party debt in April 2006. We agreed to pay additional consideration in the form of earn-out payments to Lifecor based upon future revenue growth of the acquired business over a five-year period. Earn-out payments to Lifecor were made in the form of cash for fiscal 2008 and fiscal 2009 in the approximate amounts of $4.5 million and $12.8 million, respectively. For both annual earn-outs, the additional consideration was accrued during the fiscal period when earned and paid out in the subsequent fiscal period. We have accrued, but not yet paid, an earn-out for fiscal 2010 of approximately $26.3 million, which is expected to be paid during the first half of fiscal 2011 in the form of cash and/or our Common Stock. The fiscal 2010 payment will be the final earn-out payment for the Lifecor acquisition.

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

Debt Instruments and Related Covenants

We maintain an unsecured working capital line of credit with our bank. Under this working capital line, we may borrow, on a demand basis and with no expiration date, up to $12 million. This line of credit bears interest at the rate of LIBOR plus 2%. No borrowings were outstanding on this line during fiscal 2010. There are no covenants related to this line of credit.

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

	Payments Due by Period
Contractual Obligations (in $000s)	Total	Less than 1 year	1 – 3 years	4 – 5 years	After 5 years
Non-Cancelable Operating Lease Obligations	$18,906	$3,342	$4,767	$4,278	$6,519
Purchase Obligations	647	647	—	—	—

Total Contractual Obligations	$19,553	$3,989	$4,767	$4,278	$6,519

The Company leases certain office and manufacturing space under operating leases. The Company’s office leases are subject to adjustments based on actual floor space occupied. The leases also require payment of real estate taxes and operating costs. (The Company has an option to purchase the ZOLL LifeVest manufacturing facility located in Pittsburgh, Pennsylvania.) In addition to the office leases, the Company leases automobiles for business use by a portion of the sales force.

The Company’s executive headquarters and defibrillator and fluid resuscitation manufacturing operations are located in Chelmsford, Massachusetts. The Chelmsford facility is mainly covered by an eight year lease, beginning July 1, 2003 and expiring on June 29, 2011, as well as two smaller subleases that also expire on June 29, 2011. The agreements do not contain a renewal period and provide that the Company pay a pro-rata amount of the landlord’s real estate tax and operating expenses based upon square footage. The main lease also provided the Company with an allowance of approximately $3.7 million for any construction costs associated with relocation efforts to the leased facility. This reimbursement has been recorded as a deferred lease incentive within accrued expenses and other liabilities and is being amortized as a reduction to rent expense over the life of the lease. Any leasehold improvements made as part of the relocation have been capitalized as leasehold improvements within Property and Equipment and are being amortized over the eight year life of the lease. The Company is currently negotiating a new 10-year lease with the lessor for the Chelmsford facility as the current leases expire on June 29, 2011.

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

Contractual obligations that are contingent upon future performance and growth of sales are not included in the table above. These include the additional earn-out payments for the assets of Infusion Dynamics through fiscal 2011. Because these earn-out payments are based upon the growth of sales over several years, a reasonable estimate of the future payment obligations cannot be determined.

Hedging Activities

We had one foreign currency forward contract outstanding at October 3, 2010 in the notional amount of approximately 5 million Euros, serving to mitigate the foreign currency risk of a substantial portion of our Euro-

denominated intercompany balances. The net settlement amount of this contract on October 3, 2010, is an unrealized loss of approximately $25,000, which is included in earnings within “investment and other income, net.” We had net realized gains (losses) of $440,000, $1.4 million and ($1.4 million) from foreign currency forward contracts during fiscal 2010, 2009 and 2008, respectively, which are included in earnings within “investment and other income, net.”

Critical Accounting Estimates

Our management strives to report our financial results in a clear and understandable manner, even though in some cases accounting and disclosure rules are complex and require us to use technical terminology. We follow accounting principles generally accepted in the United States in preparing our consolidated financial statements. These principles require us to make certain estimates of matters that are inherently uncertain and to make difficult and subjective judgments that affect our financial position and results of operations. Our most critical accounting policies include revenue recognition, and our most critical accounting estimates include accounts receivable reserves, warranty reserves, inventory reserves, fair value measurements, the valuation of goodwill and other long-lived assets, income taxes and stock-based compensation. Management continually reviews its accounting policies, how they are applied and how they are reported and disclosed in our financial statements. The following is a summary of our more significant accounting policies, which include revenue recognition and those that require significant estimates and judgments and uncertainties, and potentially could result in materially different results under different assumptions, conditions, and methods of application in preparation of the financial statements.

Revenue Recognition

Revenues from sales of cardiac resuscitation and temperature management therapy devices, disposable electrodes, catheters and accessories are recognized when a signed non-cancelable purchase order exists, the product is shipped, title and risk have passed to the customer, the fee is fixed or determinable, and collection is considered probable. Circumstances that generally preclude the immediate recognition of revenue include shipping terms of FOB destination or the existence of a customer acceptance clause in a contract based upon customer inspection of the product. In these instances, revenue is deferred until adequate documentation is obtained to ensure that these criteria have been fulfilled. Similarly, revenues from the sales of our products to distributors fall under the same guidelines. For all significant orders placed by our distributors, we require an approved purchase order, we perform a credit review, and we ensure that the terms on the purchase order or contract are proper and do not include any contingencies which preclude revenue recognition. We do not typically offer any special right of return, stock rotation or price protection to our distributors or end customers. For sales in which payment extends beyond a twelve month period, we generally recognize revenue at its net present value using an imputed rate of interest based on our experience of successful collection on these terms without concession.

Our sales to customers often include a device, disposables and other accessories. For the vast majority of our shipments, all deliverables are shipped together. However, in cases some elements of a multiple element arrangement are not delivered as of a reporting date. In September 2009, the FASB amended the accounting standards related to revenue recognition for arrangements with multiple deliverables and include some software elements. We adopted this new guidance prospectively during the first quarter of 2010. Under the historical accounting guidance, FASB ASC 605-25, Multiple Element Arrangements (formerly Emerging Issues Task Force (“EITF”) Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables), we deferred the fair value of the undelivered elements and only recognized the revenue related to the delivered elements if we had established fair value for the undelivered elements. If we had not established fair value for any undelivered elements, the entire order was deferred. Under the new guidance of ASU No. 2009-13, Multiple-Deliverable Revenue Arrangements, fair value as the measurement criteria is replaced with the term selling price and establishes a hierarchy for determining the selling price of a deliverable. ASU No. 2009-13 also eliminates the use of the residual value method for determining the allocation of arrangement consideration. For multi-element arrangements, we allocate revenue to all deliverables based on their relative selling prices. In such circumstances, we use a hierarchy to determine the selling price to be used for allocating revenue to deliverables as follows: (i) vendor-specific objective evidence of fair value (“VSOE”), (ii) third-party evidence of selling price (“TPE”), and (iii) best estimate of the selling price (“ESP”). VSOE generally exists only when we sell the deliverable separately and is the price actually charged for that deliverable. Our process for determining an ESP for deliverables without VSOE or TPE considers multiple factors that may vary depending upon the unique facts and circumstances related to each deliverable. Revenues are recorded net of estimated returns. See Note A to the consolidated financial statements for further discussion on the adoption of ASU No. 2009-13.

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

On September 28, 2009, we entered into a “state of readiness” contract awarded by the U.S. government to supply defibrillators on short notice. A similar contract with the U.S. government expired on September 27, 2009. Based upon the award, we expect to receive two types of payments from the U.S. government. The first payment of approximately $4 million, which was received in during the first half of fiscal 2010 and is carried within “Deferred revenue” on our balance sheet as a liability under government contracts, is to reimburse us for the cost to acquire inventories required to meet potentially short-notice delivery schedules. We also expect to receive a payment from the U.S. government to compensate us for managing the purchase, build, storage and inventory rotation process. We expect that this payment will also compensate us for making future production capacity available. The portion of this payment associated with the purchase and build aspects of the contract we expect will be recognized on a percentage of completion basis while the portion of the payment for the storage, inventory rotation and facilities charge we expect will be recognized ratably over the contract period. The contract has a one-year term with up to an additional four one-year extensions. Under this contract, the U.S. Government has two options to acquire defibrillators. The U.S. Government may buy on a replenishment basis, which means we will record a sale under our normal U.S. Government price list and maintain our “state of readiness”, or the U.S. Government may buy on a non-replenishment basis, which will generally allow us to obtain normal margins but will reduce our future obligations under this arrangement.

For those markets for which we sell separately priced extended warranties, revenue is deferred and recognized over the applicable warranty period, based upon the estimated selling price of the contract.

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

Allowance for Doubtful Accounts / Sales Returns and Allowances / Trade-In Allowances

We maintain an allowance for doubtful accounts for estimated losses, for which related provisions are included in bad-debt expense, resulting from the inability of our customers to make required payments. Specifically identified reserves are charged to selling and marketing expenses. Provisions for general reserves are charged to general and administrative expenses. We determine the adequacy of this allowance by regularly reviewing the aging of our accounts receivable and evaluating individual customer receivables, considering customers’ financial condition, historical experience, communications with the customers, credit history and current economic conditions. We also maintain an estimated reserve for potential future product returns and discounts given related to trade-ins and to current period product sales, which is recorded as a reduction of revenue. We analyze the rate of historical returns when evaluating the adequacy of the allowance for sales returns, which is included in the accounts receivable allowance amounts on our balance sheet.

As of October 3, 2010, our accounts receivable balance of $99.5 million is reported net of allowances of $5.8 million. We believe our reported allowances at October 3, 2010 are adequate. If the financial conditions of our customers were to deteriorate, however, resulting in their inability to make payments, we might need to record additional allowances, resulting in additional expenses being recorded for the period in which such determination would be made.

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

If the trade-in equipment is a competitor’s product, we will usually resell the product to a third-party distributor who specializes in the sale of used medical equipment, without any refurbishment. We typically do not recognize a profit upon the resale of a competitor’s used equipment, although as a result of the inherent nature of the estimation process, we could recognize either a nominal gain or loss.

Warranty Reserves

Our products are sold with warranty provisions that require us to remedy deficiencies in quality or performance over a specified period of time, usually one year for pre-hospital and international customers and five years for hospital customers. Revenue is deferred for pre-hospital customers who receive warranties beyond one year. Such revenue is then recognized over the period of extended warranty. We provide for the estimated cost of product warranties at the time product is shipped and revenue is recognized. The costs that we estimate include material, labor, and shipping. While we engage in product quality programs and processes, our warranty obligation is affected by product failure rates, material usage and service delivery costs incurred in correcting a product failure. We believe that our recorded liability of $4.3 million at October 3, 2010 is adequate to cover future costs for the servicing of our products sold through that date and under warranty. If actual product failure rates, material usage or service delivery costs differ from our estimates, revisions to the estimated warranty liability would be required.

Inventory

We value our inventories at the lower of cost or market. Cost is determined by the first-in, first-out (“FIFO”) method, including material, labor and factory overhead.

Inventory on hand may exceed future demand either because the product is outdated or obsolete, or because the amount on hand is in excess of future needs. We provide for the total value of inventories that we determine to be obsolete based on criteria such as customer demand and changing technologies. We estimate excess inventory amounts by reviewing quantities on hand and comparing those quantities to sales forecasts for the next 12 months, identifying historical service usage trends, and matching that usage with the installed base quantities to estimate future needs. At October 3, 2010, our inventory was recorded at net realizable value requiring reserves of $7.1 million, or 9.2% of our $77.0 million gross inventories.

Fair Value Measurements

During the first quarter of fiscal 2009, we adopted FASB ASC 820, Fair Value Measurements and Disclosures (formerly referenced as SFAS No. 157, Fair Value Measurements), which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. This accounting standard does not require any new fair value measurements. We apply fair value accounting for all financial assets and liabilities and non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis. We elected to defer implementation of FASB ASC 820 as it relates to our non-financial assets and non-financial liabilities that are recognized and disclosed at fair value in the financial statements on a nonrecurring basis until fiscal 2010. The implementation of FASB ASC 820 as it relates to non-financial assets and non-financial liabilities that are recognized and disclosed at fair value in the financial statements on a nonrecurring basis did not have a material impact on our financial statements. We define fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities, which are required to be recorded at fair value, we consider the principal or most advantageous market in which we would transact and the market-based risk measurements or assumptions that market participants would use in pricing the asset or liability, such as inherent risk, transfer restrictions and credit risk.

During the first quarter of 2009, we adopted FASB ASC 825, Financial Instruments (formerly referenced as SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—an amendment of FASB Statement No. 115), which allows companies to choose to measure eligible financial instruments and certain other items at fair value that are not required to be measured at fair value. We have not elected the fair value option for any eligible financial instruments.

Refer to Note L, “Fair Value Measurements,” to the consolidated financial statements in this Annual Report on Form 10-K for additional information.

Goodwill

At October 3, 2010, we had approximately $79 million in goodwill, primarily resulting from our acquisitions of the assets of Lifecor Corporation (approximately $45 million), Revivant, Inc. (approximately

$22 million), certain assets of BIO-key International, Inc. (approximately $5 million), the assets of Infusion Dynamics, Inc. (approximately $4 million), and the assets of Alsius Corporation (approximately $3 million). We test our goodwill for impairment at least annually by comparing the fair value of our reporting units to the carrying value of those reporting units. Additionally, we periodically review our goodwill for impairment whenever events or changes in circumstances indicate that a potential impairment has occurred.

For our 2010 fiscal year-end annual impairment assessment, we identified four reporting units which have goodwill allocated to them and are ultimately aggregated up to our single reportable segment. Fair value is determined based on the income approach, which is an estimate of the discounted future cash flows expected from the reporting units. We considered the use of the market approach and the cost approach, but we concluded that these methods were not appropriate for valuing our reporting units due to the lack of relevant and available market comparisons. The income approach is based on the projected cash flows that are discounted to their present value using discount rates that consider the timing and risk of the forecasted cash flows. We believe that this approach is appropriate because it provides a fair value estimate based upon the reporting units’ expected long-term operating cash performance. The key variables that drive the fair value of our reporting units are estimated revenue growth rates and discount rate assumptions. The projected cash flows use internally-developed revenue and expense forecasts and assumptions. The discount rate used is the average estimated value of a market participant’s cost of capital and debt, derived using customary market metrics. Other significant assumptions include terminal value margin rates, future capital expenditures and changes in future working capital requirements. We also compare our overall fair value to our market capitalization. While there are inherent uncertainties related to the assumptions used and to our application of these assumptions to this analysis, we believe that the income approach provides a reasonable estimate of the fair value of our reporting units. The foregoing assumptions were consistent with our long-term performance. However, these assumptions could deviate materially from actual results.

Our 2010 annual goodwill impairment testing did not identify any reporting units whose carrying values exceeded implied fair values. We believe that none of our reporting units has a material amount of goodwill that is at risk of failing future impairment tests. For each of the reporting units, the level of excess fair value over the carrying value exceeded at least 25% at the end of our 2010 fiscal year. The determination of fair value requires significant judgment on the part of management about future revenues, expenses and other assumptions that contribute to the net cash flows of the reporting units. Although we use consistent methodologies in developing the assumptions and estimates underlying the fair value calculations used in impairment tests, these estimates are uncertain by nature and can vary from actual results.

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

Safe Harbor Statement

Certain statements contained herein constitute “forward-looking statements” as that term is defined under the Private Securities Litigation Reform Act of 1995 (the “Act”) and releases issued by the SEC and within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “see,” “plan,” “future,” “may,” “will,” “could,” and other expressions which are predictions of or indicate future events and trends and which do not relate to historical matters identify forward-looking statements. Particularly, the Company’s expectations regarding its business, operational results, future operational liquidity, contractual obligations and other commercial commitments, and capital requirements are forward-looking statements. Reliance should not be placed on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, which may cause the actual results, performance or achievements of the Company to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements. The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise. Factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements include, but are not limited to, the actions of competitors, the acceptance of our products in their respective markets, adverse economic conditions, and those other risks and uncertainties contained in Item 1A in Part I of this Annual Report on Form 10-K entitled “Risk Factors”.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We have cash equivalents and marketable securities that consist of money market accounts, U.S. Treasuries and fixed-rate, asset-backed corporate securities. The majority of these investments have maturities within one to three years. We believe that our exposure to interest rate risk is minimal due to the term and type of our investments and that the fluctuations in interest rates would not have a material adverse effect on our results of operations.

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

We use foreign currency forward contracts to manage our currency transaction exposures. These currency forward contracts are not designated as cash flow, fair value or net investment hedges under FASB ASC 815, Derivatives and Hedging, formerly SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and therefore, are marked-to-market with changes in fair value recorded to earnings. These derivative instruments do not subject our earnings or cash flows to material risk since gains and losses on those derivatives generally offset losses and gains on the assets and liabilities being hedged.

We had one forward exchange contract outstanding serving as a hedge of our Euro intercompany receivables in the notional amount of approximately 5 million Euros at October 3, 2010. The contract serves as a hedge of a substantial portion of our Euro-denominated intercompany balances. The fair value of this contract at October 3, 2010 was approximately $6.9 million, resulting in an unrealized loss of $25,000. A sensitivity analysis of a change in the fair value of the Euro derivative foreign exchange contract outstanding at October 3, 2010 indicates that if the U.S. dollar weakened by 10% against the Euro, the fair value of this contract would decrease by approximately $689,000 resulting in a total loss on the contract of approximately $714,000. Conversely, if the U.S. dollar strengthened by 10% against the Euro, the fair value of this contract would increase by approximately $626,000 resulting in a total gain on the contract of approximately $601,000. Any gains and losses on the fair value of the derivative contract would be largely offset by losses and gains on the underlying transaction. These offsetting gains and losses are not reflected in the analysis below.

Intercompany Receivable Hedge

Exchange Rate Sensitivity: October 3, 2010

	Expected Maturity Dates for fiscal year						Total	Unrealized Loss
	2011	2012	2013	2014	2015	Thereafter
Forward Exchange Agreements (Receive $/Pay Euro) Contract Amount	$6,865,000						$6,865,000	$25,000
Average Contract Exchange Rate	1.373	—	—	—	—	—	1.373

Item 8. Financial Statements and Supplementary Data.

ZOLL MEDICAL CORPORATION

FINANCIAL STATEMENT INDEX

Page No.
Reports of Independent Registered Public Accounting Firm	60
Financial Statements:
Consolidated Balance Sheets as of October 3, 2010 and September 27, 2009	61
Consolidated Income Statements for the Years Ended October 3, 2010, September 27, 2009 and September 28, 2008	62
Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the Years Ended October 3, 2010, September 27, 2009 and September 28, 2008	63
Consolidated Statements of Cash Flows for the Years Ended October 3, 2010, September 27, 2009 and September 28, 2008	64
Notes to Consolidated Financial Statements	65
Supporting Financial Statement Schedule:
Schedule II—Valuation and Qualifying Accounts	94

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

ZOLL Medical Corporation

Chelmsford, Massachusetts

We have audited the accompanying consolidated balance sheets of ZOLL Medical Corporation as of October 3, 2010 and September 27, 2009 and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the three years in the periods ended October 3, 2010, September 27, 2009 and September 28, 2008. In connection with our audits of the financial statements, we have also audited the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedule. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ZOLL Medical Corporation as of October 3, 2010 and September 27, 2009, and the results of its operations and its cash flows for each of the three years ended October 3, 2010, September 27, 2009 and September 28, 2008 in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), ZOLL Medical Corporation’s internal control over financial reporting as of October 3, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated December 17, 2010, expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Boston, Massachusetts

December 17, 2010

ZOLL Medical Corporation

Consolidated Balance Sheets

(000’s omitted, except per share amounts)	Oct. 3, 2010	Sept. 27, 2009
Assets
Current assets:
Cash and cash equivalents	$59,058	$51,061
Marketable securities	3,203	7,583
Accounts receivable, less allowances of $5,843 and $5,464 at October 3, 2010 and September 27, 2009, respectively	99,543	80,535

Inventories:
Raw materials	29,152	31,422
Work-in-process	6,799	7,505
Finished goods	34,007	30,773

	69,958	69,700
Prepaid expenses and other current assets	24,649	21,240

Total current assets	256,411	230,119
Property and equipment at cost:
Land, building and improvements	1,355	1,296
Machinery and equipment	115,256	93,124
Construction in progress	3,180	2,499
Tooling	18,678	17,780
Furniture and fixtures	4,245	4,157
Leasehold improvements	6,533	5,762

	149,247	124,618
Less accumulated depreciation and amortization	99,324	83,978

Net property and equipment	49,923	40,640
Investments	1,310	1,310
Notes receivable	3,709	3,897
Goodwill	79,048	52,100
Intangibles and other assets, net	40,369	42,888

	$430,770	$370,954

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$22,801	$20,036
Deferred revenue	20,871	12,998
Accrued expenses and other liabilities	54,526	39,562

Total current liabilities	98,198	72,596
Non-Current liabilities:
Other long-term liabilities	18,994	17,800

Total liabilities	117,192	90,396

Commitments and contingencies (Note J and Note P)

Stockholders’ equity:
Preferred stock, $0.01 par value, authorized 1,000 shares, none issued or outstanding	—	—
Common stock, $0.01 par value, authorized 38,000 shares, 21,504 and 21,062 issued and outstanding at October 3, 2010 and September 27, 2009, respectively	215	210
Capital in excess of par value	172,077	159,224
Accumulated other comprehensive loss	(6,891)	(8,134)
Retained earnings	148,177	129,258

Total stockholders’ equity	313,578	280,558

	$430,770	$370,954

See accompanying notes, which are an integral part of the consolidated financial statements.

ZOLL Medical Corporation

Consolidated Income Statements

	YEAR ENDED
(000’s omitted, except per share data)	Oct. 3, 2010	Sept. 27, 2009	Sept. 28, 2008
Product sales	$373,283	$341,285	$371,494
Rental revenue	70,706	43,900	26,524

Total net sales	443,989	385,185	398,018
Cost of product sales	185,489	177,841	180,292
Cost of rental revenue	17,029	9,999	7,038

Total cost of goods sold	202,518	187,840	187,330

Gross profit	241,471	197,345	210,688
Expenses:
Selling and marketing	130,869	113,891	111,835
General and administrative	37,539	32,366	30,681
Research and development	45,931	39,474	32,398

Total expenses	214,339	185,731	174,914

Income from operations	27,132	11,614	35,774
Investment and other income (expense)	924	1,768	(258)

Income before income taxes	28,056	13,382	35,516
Provision for income taxes	9,137	3,818	12,075

Net income	$18,919	$9,564	$23,441

Basic earnings per common share	$0.88	$0.45	$1.12

Weighted average common shares outstanding	21,384	21,078	20,862

Diluted earnings per common and common equivalent share	$0.87	$0.45	$1.10

Weighted average common and common equivalent shares outstanding	21,713	21,217	21,304

See accompanying notes, which are an integral part of the consolidated financial statements.

ZOLL Medical Corporation

Consolidated Statements of Stockholders’ Equity and Comprehensive Income

(000’s omitted)	Common Shares	Amount	Capital in Excess of Par Value	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity	Comprehensive Income
Balance at September 30, 2007	20,438	$204	$145,471	$(6,516)	$96,627	$235,786

Stock issuance for prior year acquisition	221	3	101			104
Exercise of stock options	349	3	5,460			5,463
Issuance of restricted stock	12
Cancellation of restricted stock	(2)		(59)			(59)
Stock-based compensation			2,701			2,701
Excess tax benefit realized upon exercise of stock options			1,873			1,873
Cumulative effect of adoption of FIN 48					(374)	(374)
Comprehensive income:
Net income					23,441	23,441	$23,441
Unrealized loss on available-for-sale securities				(267)		(267)	(267)
Cumulative foreign currency translation adjustment				(810)		(810)	(810)

Total comprehensive income							$22,364

Balance at September 28, 2008	21,018	210	155,547	(7,593)	119,694	267,858

Exercise of stock options	30		220			220
Issuance of restricted stock	15
Cancellation of restricted stock	(1)		(18)			(18)
Stock-based compensation			3,460			3,460
Excess tax benefit realized upon exercise of stock options			15			15
Comprehensive income:
Net income					9,564	9,564	$9,564
Unrealized gain on available-for-sale securities				128		128	128
Cumulative foreign currency translation adjustment				(669)		(669)	(669)

Total comprehensive income							$9,023

Balance at September 27, 2009	21,062	210	159,224	(8,134)	129,258	280,558

Exercise of stock options	425	5	7,866			7,871
Issuance of restricted stock	18
Cancellation of restricted stock	(1)		(64)			(64)
Stock-based compensation			4,029			4,029
Excess tax benefit realized upon exercise of stock options			1,022			1,022
Comprehensive income:
Net income					18,919	18,919	$18,919
Unrealized gain on available-for-sale securities				182		182	182
Cumulative foreign currency translation adjustment				1,061		1,061	1,061

Total comprehensive income							$20,162

Balance at October 3, 2010	21,504	$215	$172,077	$(6,891)	$148,177	$313,578

See accompanying notes, which are an integral part of the consolidated financial statements.

ZOLL Medical Corporation

Consolidated Statements of Cash Flows

	YEAR ENDED
(000’s omitted)	Oct. 3, 2010	Sept. 27, 2009	Sept. 28, 2008
Operating Activities:
Net income	$18,919	$9,564	$23,441
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	25,335	19,130	16,857
Stock-based compensation expense	4,029	3,460	2,701
Net realized gain (loss) on sale of marketable securities	462	285	(53)
Provision for warranty expense	1,456	1,290	1,465
Deferred income taxes	2,393	2,352	3,362
Changes in current assets and liabilities, net of effect of acquisitions:
Accounts receivable	(18,884)	3,942	(6,537)
Inventories	(16,756)	(4,200)	(4,133)
Prepaid expenses and other current assets	(3,407)	(172)	223
Accounts payable and accrued expenses	8,357	(2,272)	(1,948)

Net cash provided by operating activities	21,904	33,379	35,378
Investing Activities:
Additions to property and equipment	(11,745)	(18,481)	(14,969)
Purchases of marketable securities	—	(35,800)	(68,215)
Proceeds from sales and maturities of marketable securities	4,099	62,363	53,272
Payments for acquisitions, net of cash acquired	—	(17,333)	—
Milestone payment related to prior year acquisitions	(12,798)	(4,500)	(6,816)
Other assets, net	(2,670)	(4,488)	(5,860)

Net cash used in investing activities	(23,114)	(18,239)	(42,588)
Financing Activities:
Exercise of stock options	7,871	220	5,463
Excess tax benefit from the exercise of stock options	1,022	15	1,873

Net cash provided by financing activities	8,893	235	7,336
Effect of exchange rates on cash and cash equivalents	314	(989)	(1,082)

Net increase/(decrease) in cash and cash equivalents	7,997	14,386	(956)
Cash and cash equivalents at beginning of year	51,061	36,675	37,631

Cash and cash equivalents at end of year	$59,058	$51,061	$36,675

Supplemental disclosures of cash flow information:
Cash paid during the year:
Income taxes	$6,365	$1,441	$9,212
Non-cash activity during the year:
Common stock issued at fair value for acquisition of Revivant	$—	$—	$104
Earnout accrual for Lifecor asset acquisition	$26,253	$12,779	$4,765
Earnout accrual for Infusion asset acquisition	$25	$19	$19

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

Principles of Consolidation: The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. The Company accounts for investments in companies over which it has the ability to exercise significant influence under the equity method if the Company holds 50 percent or less of the voting stock and is not the primary beneficiary. As of October 3, 2010 and September 27, 2009, the Company did not have any investments which were accounted for under the equity method.

Reclassification: Certain amounts in prior year financial statements have been reclassified to conform to the current year presentation with no impact on net income or earnings per share.

Fiscal Year: The Company’s fiscal year ends on the Sunday closest to September 30. The year ended October 3, 2010 included 53 weeks. The years ended September 27, 2009 and September 28, 2008 each included 52 weeks.

Subsequent Events: All material events occurring subsequent to the date of the financial statements up to the filing date of this annual report as filed on Form 10-K have been evaluated for disclosure.

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

Fair Value Measurements: During the first quarter of 2009, the Company adopted FASB ASC 820, Fair Value Measurements and Disclosures (formerly referenced as SFAS No. 157, Fair Value Measurements), which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. This accounting standard does not require any new fair value measurements. The Company applies fair value accounting for all financial assets and liabilities and non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Company elected to

ZOLL Medical Corporation

Notes to Consolidated Financial Statements—(Continued)

defer implementation of FASB ASC 820 as it relates to non-financial assets and non-financial liabilities that are recognized and disclosed at fair value in the financial statements on a nonrecurring basis until fiscal 2010. The implementation of FASB ASC 820 as it relates to non-financial assets and non-financial liabilities that are recognized and disclosed at fair value in the financial statements on a nonrecurring basis did not have a material impact on the Company’s financial statements. The Company defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities, which are required to be recorded at fair value, the Company considers the principal or most advantageous market in which the Company would transact and the market-based risk measurements or assumptions that market participants would use in pricing the asset or liability, such as inherent risk, transfer restrictions and credit risk.

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

Refer to Note L, “Fair Value Measurements,” for additional information.

Concentration of Risk: The Company sells its products primarily to hospitals, emergency care providers, the U.S. military and university teaching hospitals. Collateral is generally not required. With the introduction of the AED Plus product, the Company has established distribution agreements with distributors to distribute this product to non-professional users, including in no particular order, schools, corporations, health clubs, and other public and non-public entities. The Company performs periodic credit evaluations of its customers’ financial condition. Total sales to various branches of the U.S. military were approximately $22 million in fiscal 2010, $23 million in fiscal 2009, and $18 million in 2008. No single customer accounted for more than 10% of the Company’s total net sales or accounts receivable in any of the periods presented.

In addition, the Company sells its products to the international market to both end users and distributors. Although the Company does not foresee a material credit risk associated with international receivables to either end users or distributors, repayment is dependent upon the financial stability of the customers to which it sells. In order to mitigate the risk of loss in geographical areas with historical credit risks, in some cases the Company requires letters of credit from its foreign customers. Foreign sales accounted for 31%, 32% and 29% of the Company’s net sales in fiscal 2010, 2009 and 2008, respectively. The percentage of foreign sales to distributors was approximately 39% in fiscal 2010, 40% in fiscal 2009 and 41% in fiscal 2008. No single distributor or end-user customer accounts for a significant portion of the Company’s international sales or accounts receivable. No individual foreign country represented 10% or more of the Company’s sales, accounts receivable or total assets. For sales, the foreign country is generally based on the location of customers. Accounts receivable and total assets are determined by the location of the Company’s subsidiaries.

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

Financial Instruments: Management estimates the fair value of the Company’s financial instruments, which include cash and cash equivalents, marketable securities, accounts receivable, notes receivable and accounts

ZOLL Medical Corporation

Notes to Consolidated Financial Statements—(Continued)

payable based on assumptions concerning the amount and timing of estimated future cash flows and assumed discount rates reflecting varying degrees of perceived risk. The carrying value of these financial instruments approximated their fair value at October 3, 2010 and September 27, 2009, respectively, due to the short-term nature of these instruments.

The Company may utilize foreign currency forward contracts to reduce its exposure to foreign currency risk due to fluctuations in exchange rates underlying the value of intercompany accounts receivable denominated in foreign currencies and forecasted foreign currency denominated sales to subsidiaries. The Company accounts for all derivative financial instruments (foreign currency forward contracts) in accordance with FASB ASC 815, Derivatives and Hedging. Changes in the fair value of derivative instruments are recorded in earnings unless hedge accounting criteria are met. For derivative instruments designated as fair value hedges, the changes in fair value of both the derivative instrument and the hedged item are recorded in earnings. For derivative instruments designed as cash flow and net investment hedges, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income (“OCI”), and the ineffective portions are recognized in earnings. During fiscal 2010 and 2009, the Company did not have any derivative instruments that met the criteria for hedge accounting.

Inventories: Inventories, principally purchased parts, are valued at the lower of first-in, first-out (“FIFO”) cost or market. Market is determined by the replacement value for raw materials and net realizable value, after allowance for estimated costs of completion and disposal, for work-in-process and finished goods. At October 3, 2010 and September 27, 2009, our inventory was recorded at net realizable value requiring reserves of $7.1 million, or 9.2% of our $77.0 million gross inventories in fiscal 2010, and $7.6 million, or 9.8% of our $77.3 million gross inventories in fiscal 2009.

Goodwill: At October 3, 2010, the Company had approximately $79 million in goodwill, primarily resulting from its acquisitions of the assets of Lifecor Corporation (approximately $45 million), Revivant, Inc. (approximately $22 million), certain assets of BIO-key International, Inc. (approximately $5 million), the assets of Infusion Dynamics, Inc. (approximately $4 million), and the assets of Alsius Corporation (approximately $3 million). Goodwill is tested for impairment at least annually by comparing the fair value of the reporting units to which goodwill is allocated to the carrying value of those reporting units. Additionally, goodwill is periodically reviewed for impairment throughout the year whenever events or changes in circumstances indicate that a potential impairment has occurred.

For the Company’s 2010 fiscal year-end annual impairment assessment, four reporting units were identified which have goodwill allocated to them and are ultimately aggregated up to the Company’s single reportable segment. Fair value is determined based on the income approach, which is an estimate of the discounted future cash flows expected from the reporting units. The market approach and the cost approach both were considered for use in testing, but the Company concluded that these methods were not appropriate for valuing its reporting units due to the lack of relevant and available market comparisons. The income approach is based on the projected cash flows that are discounted to their present value using discount rates that consider the timing and risk of the forecasted cash flows. The Company believes that this approach is appropriate because it provides a fair value estimate based upon the reporting units’ expected long-term operating cash performance. The key variables that drive the fair value of the reporting units are estimated revenue growth rates and discount rate assumptions. The projected cash flows use internally-developed revenue and expense forecasts and assumptions. The discount rate used in the income approach is the average estimated value of a market participant’s cost of capital and debt, derived using customary market metrics. Other significant assumptions include terminal value margin rates, future capital expenditures and changes in future working capital requirements. The estimated overall fair value also was compared to the Company’s market capitalization. While there are inherent

ZOLL Medical Corporation

Notes to Consolidated Financial Statements—(Continued)

uncertainties related to the assumptions used and to the Company’s application of these assumptions to this analysis, the Company believes that the income approach provides a reasonable estimate of the fair value of its reporting units. The foregoing assumptions are consistent with the Company’s long-term performance. However, these assumptions could deviate materially from actual results.

The Company’s 2010 annual goodwill impairment testing did not identify any reporting units whose carrying values exceeded implied fair values. The Company believes that none of its reporting units has a material amount of goodwill that is at risk of failing future impairment tests. For each of the reporting units, the level of excess fair value over the carrying value exceeded at least 25% at the end of the 2010 fiscal year. The determination of fair value requires significant judgment on the part of management about future revenues, expenses and other assumptions that contribute to the net cash flows of the reporting units. Although the Company uses consistent methodologies in developing the assumptions and estimates underlying the fair value calculations used in impairment tests, these estimates are uncertain by nature and can vary from actual results.

Long-lived Assets: The Company reviews long-lived assets, including property and equipment and intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with FASB ASC 360-10-35-15, Impairment or Disposal of Long-Lived Assets. Conditions that would trigger an impairment assessment include, but are not limited to, a significant adverse change in legal factors or business climate that could affect the value of an asset or an adverse action or assessment by a regulator. If the carrying amount of an asset exceeds the sum of its undiscounted cash flows, the carrying value is written down to fair value in the period identified. Fair value is calculated as the present value of estimated future cash flows using a risk-adjusted discount rate.

Intangible Assets: Patents are stated at cost and amortized using the straight-line method over their expected lives. Prepaid license fees are amortized over the term of the related contract, once commercialization of the related product begins.

Property and Equipment: Property and equipment are stated at cost. In general, depreciation is computed on a straight-line basis over the estimated economic useful lives of the assets (40 years for buildings, three to ten years for machinery and equipment and five years for tooling, furniture, fixtures, and software). Leasehold improvements are amortized over the shorter of the useful life or the life of the related lease. Depreciation and amortization expense totaled $19,914,000, $14,492,000 and $12,873,000 in fiscal 2010, 2009, and 2008, respectively. Repair and maintenance costs are expensed as incurred.

Investments: Investments in those entities where the Company owns less than twenty percent of the voting stock of the individual entity and does not exercise significant influence over operating and financial policies of the entity are accounted for using the cost method. Investments in those entities where the Company owns twenty percent or more but not in excess of fifty percent of the voting stock of the individual entity or less than twenty percent and exercises significant influence over operating and financial policies of the entity are accounted for using the equity method. As of October 3, 2010 and September 27, 2009, the Company’s investments were in companies that are not publicly traded and, therefore, no established market for their securities exists. The Company has a policy in place to review its investments on a regular basis to evaluate the carrying value of the investments in these companies. The fair value of a cost method investment is not estimated if there are no identified events or changes in circumstance that may have a significant adverse effect on the fair value of the investment. If the Company believes that the carrying value of an investment is in excess of estimated fair value, it is the Company’s policy to record an impairment charge to adjust the carrying value to estimated fair value.

As of October 3, 2010 and September 27, 2009, the Company had investments in privately held companies of $1.3 million.

ZOLL Medical Corporation

Notes to Consolidated Financial Statements—(Continued)

Notes Receivable, Long-term: The Company has long-term notes receivable with outstanding balances aggregating $3.7 million and $3.9 million at October 3, 2010 and September 27, 2009, respectively, from customers to whom extended payment terms have been granted. The notes range in length from 1 year to 5 years and earn interest at a fixed rate. The range of interest rates on the notes is 6.0% to 8.0%. Included in accounts receivable, current are the current portions of the notes receivable due within one year totaling $5.5 million and $3.4 million at October 3, 2010 and September 27, 2009, respectively.

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

Revenue Recognition: Revenues from sales of cardiac resuscitation and temperature management therapy devices, disposable electrodes, catheters and accessories are recognized when a signed non-cancelable purchase order exists, the product is shipped, title and risk have passed to the customer, the fee is fixed or determinable, and collection is considered probable. Circumstances that generally preclude the immediate recognition of revenue include shipping terms of FOB destination or the existence of a customer acceptance clause in a contract based upon customer inspection of the product. In these instances, revenue is deferred until adequate documentation is obtained to ensure that these criteria have been fulfilled. Similarly, revenues from the sales of our products to distributors fall under the same guidelines. For all significant orders placed by our distributors, we require an approved purchase order, we perform a credit review, and we ensure that the terms on the purchase order or contract are proper and do not include any contingencies which preclude revenue recognition. The Company does not typically offer any special right of return, stock rotation or price protection to distributors or end customers. For sales in which payment extends beyond a twelve month period, revenue is generally recognized at its net present value using an imputed rate of interest based on the Company’s experience of successful collection on these terms without concession.

Sales to customers often include a device, disposables and other accessories. For the vast majority of shipments, all deliverables are shipped together. However, in cases some elements of a multiple element arrangement are not delivered as of a reporting date. In September 2009, the FASB amended the accounting standards related to revenue recognition for arrangements with multiple deliverables and include some software elements. The Company adopted this new guidance prospectively during the first quarter of 2010. Under the

ZOLL Medical Corporation

Notes to Consolidated Financial Statements—(Continued)

historical accounting guidance, FASB ASC 605-25, Multiple Element Arrangements (formerly Emerging Issues Task Force (“EITF”) Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables), the fair value of the undelivered elements were deferred and only the revenue related to the delivered elements was recognized if fair value had been established for the undelivered elements. If fair value had not been established for any undelivered elements, the entire order was deferred. Under the new guidance of ASU No. 2009-13, Multiple-Deliverable Revenue Arrangements, fair value as the measurement criteria is replaced with the term selling price and establishes a hierarchy for determining the selling price of a deliverable. ASU No. 2009-13 also eliminates the use of the residual value method for determining the allocation of arrangement consideration. For multi-element arrangements, revenue is allocated to all deliverables based on their relative selling prices. In such circumstances, a hierarchy is used to determine the selling price to be used for allocating revenue to deliverables as follows: (i) vendor-specific objective evidence of fair value (“VSOE”), (ii) third-party evidence of selling price (“TPE”), and (iii) best estimate of the selling price (“ESP”). VSOE generally exists only when the deliverable is sold separately and is the price actually charged for that deliverable. The process for determining an ESP for deliverables without VSOE or TPE considers multiple factors that may vary depending upon the unique facts and circumstances related to each deliverable. Revenues are recorded net of estimated returns.

The Company licenses software under non-cancelable license agreements and provide services including training, installation, consulting and maintenance, which consists of product support services, and unspecified upgrade rights (collectively, post-contract customer support, “PCS”). Revenue from the sale of software is recognized in accordance with FASB ASC 985-605, Software—Revenue Recognition (formerly SOP 97-2). License fee revenues are recognized when a non-cancelable license agreement has been signed, the software product has been delivered, there are no uncertainties surrounding product acceptance, the fees are fixed or determinable, and collection is considered probable. Revenues from maintenance agreements and upgrade rights are recognized ratably over the period of service. Revenue for services, such as software deployment and consulting, is recognized when the service is performed. Our software arrangements contain multiple elements, which include software products, services and PCS. Generally, the Company does not sell computer hardware products with its software products. The Company will occasionally facilitate the hardware purchase by providing information to the customer such as where to purchase the equipment. The Company generally does not have vendor-specific objective evidence of fair value for its software products. The Company does, however, have vendor-specific objective evidence of fair value for items such as consulting and technical services, deployment and PCS based upon the price charged when such items are sold separately. Accordingly, for transactions where vendor-specific objective evidence exists for undelivered elements but not for delivered elements, the residual method is used. Under the residual method, the total fair value of the undelivered elements, as indicated by vendor-specific objective evidence, is deferred and the difference between the total arrangement fee and the amount deferred for the undelivered elements is recognized as revenue related to the delivered elements. If the fair value of any undelivered element, which is part of a multiple-element arrangement, cannot be objectively determined, the revenue is deferred until all elements are delivered and services have been performed, or until fair value can objectively be determined for any remaining undelivered elements.

The Company typically does not ship any of its software products to distributors or resellers. Software products are sold by the Company’s sales force directly to the end user. The Company may sell software to system integrators who provide complete solutions to end users on a contract basis.

On September 28, 2009, the Company entered into a “state of readiness” contract awarded by the U.S. government to supply defibrillators on short notice. A similar contract with the U.S. government expired on September 27, 2009. Based upon the award, the Company expects to receive two types of payments from the U.S. government. The first payment of approximately $4 million, which was received during the first half of fiscal 2010 and is carried within “Deferred revenue” on the balance sheet as a liability under government

ZOLL Medical Corporation

Notes to Consolidated Financial Statements—(Continued)

contracts, is to reimburse the Company for the cost to acquire inventories required to meet potentially short-notice delivery schedules. The Company also expects to receive a payment from the U.S. government to compensate it for managing the purchase, build, storage and inventory rotation process. This payment will also compensate the Company for making future production capacity available. The portion of this second payment associated with the purchase and build aspects of the contract will be recognized on a percentage of completion basis while the portion of the payment for the storage, inventory rotation and facilities charge will be recognized ratably over the contract period. The contract has a one-year term with up to an additional four one-year extensions. Under this contract, the U.S. Government has two options to acquire defibrillators. The U.S. Government may buy on a replenishment basis, which means the Company will record a sale under its normal U.S. Government price list and maintain a “state of readiness”, or the U.S. Government may buy on a non-replenishment basis, which will generally allow the Company to obtain normal margins but will reduce the Company’s future obligations under this arrangement.

For those markets for which the Company sells separately priced extended warranties, revenue is deferred and recognized over the applicable warranty period, based upon the fair value of the contract.

The Company also generates rental revenue from its LifeVest product. Doctors prescribe the LifeVest equipment for use by their patients. The patients then rent the LifeVest product for use over a prescribed period of time, typically between 2 to 3 months. The patients are generally covered by health plan contracts, which typically contract with a third party payor that agrees to pay based on fixed or allowable reimbursement rates. Third party payors are entities such as insurance companies, governmental agencies, health maintenance organizations or other managed care providers. The rental income is recognized ratably over the rental period.

Advertising Costs: Advertising costs are expensed as incurred and totaled $2,272,000, $2,226,000, and $2,679,000 in fiscal 2010, 2009, and 2008, respectively.

Shipping & Handling Costs: Shipping and handling costs are recorded in “Costs of Goods Sold.”

Product Warranty: Expected future product warranty costs, included in accrued expenses and other liabilities, are recognized at the time of sale for all products covered under warranty. Warranty periods usually range from one to five years. The Company estimates its warranty reserve requirement based upon the number of units remaining under warranty, the historical per unit repair costs and return rates, and specific known warranty issues.

Product warranty activity for fiscal 2010, 2009, and 2008 was as follows:

(000’s omitted)	Beginning Balance	Accruals for Warranties Issued During the Period	Decrease to Preexisting Warranties	Ending Balance
October 3, 2010	$4,176	$1,456	$1,328	$4,304
September 27, 2009	$3,733	$1,290	$847	$4,176
September 28, 2008	$3,328	$1,465	$1,060	$3,733

Research and Development Expenses: The Company evaluates whether to capitalize or expense software development costs in accordance with FASB ASC 985-20, Software—Costs of Software to be Sold, Leased or Marketed. The Company sells products in a market that is subject to rapid technological change, new product development and changing customer needs; accordingly, the Company has concluded that technological feasibility is not established until the development stage of the product is nearly complete. The Company defines technological feasibility as the completion of a working model. The time period during which costs could be capitalized from the point of reaching technological feasibility until the time of general product release, is very short and, consequently, the amounts that could be capitalized are not material to the Company’s financial position or results of operations. For products other than software products, research and development costs are expensed as incurred.

ZOLL Medical Corporation

Notes to Consolidated Financial Statements—(Continued)

Foreign Currency: The functional currency for each of the Company’s subsidiaries is each country’s local currency. All assets and liabilities are translated into U.S. dollar equivalents at the exchange rate in effect on the balance sheet date. Revenues and expenses are translated at the average exchange rates for the year. Translation gains or losses are recorded in stockholders’ equity as an element of accumulated other comprehensive income. The Company also incurs transactional gains and losses resulting from transactions denominated in foreign currencies and the translation of intercompany balances. Such items are recorded as investment and other income (expense) in the consolidated income statement and totaled approximately ($84,000), $663,000, and ($2,078,000) in 2010, 2009, and 2008, respectively.

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

Stock-based compensation charges during the twelve months ended October 3, 2010, September 27, 2009 and September 28, 2008 totaled approximately $4.0 million, $3.5 million and $2.7 million, respectively. The effect of recording stock-based compensation by line item for the fiscal years ended October 3, 2010, September 27, 2009 and September 28, 2008 was as follows:

(000’s omitted)	2010	2009	2008
Cost of goods sold	$307	$312	$243
Selling and marketing expense	880	804	682
General and administrative expense	2,214	1,825	1,343
Research and development expense	628	519	433

Total stock-based compensation	$4,029	$3,460	$2,701

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in fiscal 2010, 2009, and 2008:

	2010	2009	2008
Dividend yield	0%	0%	0%
Expected volatility	42.5%	44.6%	46.4%
Risk-free interest rate	2.37%	2.37%	3.15%
Expected lives (years)	5.14	5.10	5.99
Weighted-average fair value of options granted during the year	$8.86	$8.58	$11.83

Historical Company information was the primary basis for the expected volatility assumption. For grants made in fiscal years 2006 through 2008, the Company’s expected volatility is based upon historical volatility over a ten year period (the contractual life of the option grants.) For grants made in fiscal 2009 and 2010, the volatility assumption is now based upon the historical volatility over the expected term of the option (five to seven and a half years depending upon the type of grant.) The Company now believes that the historical volatility over the expected term of the option is more indicative of the option grant’s expected volatility in the future. Prior to December 31, 2007, the Company was unable to use historical information to estimate the expected lives and therefore used the “simplified” method as prescribed by the SEC’s Staff Accounting Bulletin No. 107. The Company now believes that it has sufficient internal historical data to refine the expected term assumption. As such, expected life now is calculated based on the contractual term of each grant and takes into account the historical exercise and termination behavior of participants. Forfeiture rates used for executives and non-executives, based on historical information, ranged from 5% to 25%.

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

(000’s omitted)	2010	2009	2008
Average shares outstanding for basic earnings per share	21,384	21,078	20,862
Dilutive effect of stock options and restricted stock grants	329	139	442

Average shares outstanding for diluted earnings per share	21,713	21,217	21,304

Average shares outstanding for diluted earnings per share does not include options to purchase 953,268, 1,411,738 and 388,050 shares of common stock for the fiscal years 2010, 2009, and 2008, respectively, as their effect would have been antidilutive.

Comprehensive Income: The Company computes comprehensive income (loss) in accordance with FASB ASC 220, Comprehensive Income, (formerly SFAS No. 130, Reporting Comprehensive Income). FASB ASC 220 establishes standards for the reporting and display of comprehensive income (loss) and its components in financial statements. Other comprehensive income (loss), as defined, includes all changes in equity during a period from non-owner sources, such as unrealized gains and losses on available-for-sale securities and foreign currency translation. Total accumulated other comprehensive loss as of fiscal year-end 2010 and 2009 was as follows:

(000’s omitted)	2010	2009
Unrealized gain (loss) on available-for-sales securities	$33	$(149)
Cumulative foreign currency translation	(6,924)	(7,985)

Accumulated other comprehensive loss	$(6,891)	$(8,134)

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

Effective January 4, 2010, the Company adopted ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820)—Improving Disclosures about Fair Value Measurements (ASU 2010-06). ASU 2010-06 requires additional disclosure within the rollforward activity for assets and liabilities measured at fair value on a recurring basis, including transfers of assets and liabilities between Level 1 and Level 2 of the fair value hierarchy and the separate presentation of purchases, sales, issuances and settlements of assets and liabilities within Level 3 of the fair value hierarchy. In addition, ASU 2010-06 requires enhanced disclosures of the valuation techniques and inputs used in the fair value measurements within Level 2 and Level 3. ASU 2010-06 was adopted for the Company’s second quarter ending April 4, 2010, except for the disclosure of purchases, sales, issuances and settlements of Level 3 measurements, for which disclosures are not required until the Company’s first quarter of fiscal 2011. The Company did not have any transfers of assets or liabilities between Level 1 and Level 2 of the fair value hierarchy during fiscal 2010. See Note L. The adoption of the additional disclosures for Level 1 and Level 2 fair value measurements did not have a material impact on the Company’s financial position, results of operations or cash flows. The Company is currently evaluating the potential impact of the disclosures regarding Level 3 fair value measurements.

ZOLL Medical Corporation

Notes to Consolidated Financial Statements—(Continued)

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

In September 2009, the FASB ratified ASC Update No. 2009-13, Multiple-Deliverable Revenue Arrangements, or ASU 2009-13. ASU 2009-13, amends existing revenue recognition accounting pronouncements that are currently within the scope of FASB Accounting Standards Codification, or ASC, Subtopic 605-25. ASU 2009-13 provides for two significant changes to the existing multiple element revenue recognition guidance. First, this guidance deletes the requirement to have objective and reliable evidence of fair value for undelivered elements in an arrangement and will result in more deliverables being treated as separate units of accounting. The second change modifies the manner in which the transaction consideration is allocated across the separately identified deliverables. These changes may result in entities recognizing more revenue up-front, and entities will no longer be able to apply the residual method and defer the fair value of undelivered elements. Upon adoption of these new rules, each separate unit of accounting must have a selling price, which can be based on management’s estimate when there is no other means to determine the fair value of that undelivered item, and the arrangement consideration is allocated based on the elements’ relative selling price. This accounting guidance is effective no later than fiscal years beginning on or after June 15, 2010 but may be early adopted as of the first quarter of an entity’s fiscal year. Entities may elect to adopt this accounting guidance either through prospective application to all revenue arrangements entered into or materially modified after the date of adoption or through a retrospective application to all revenue arrangements for all periods presented in the financial statements. The Company adopted this revised accounting guidance prospectively for the first quarter of fiscal 2010 as permitted by the guidance. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

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

ZOLL Medical Corporation

Notes to Consolidated Financial Statements—(Continued)

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

As of October 3, 2010, available-for-sale securities consisted of the following:

(000’s omitted)	Cost	Accrued Interest	Gross Unrealized		Estimated Fair Value
			Gains	Losses
Money-market funds	$77	$—	$—	$—	$77
U.S. government agency and Treasury securities	13,498	—	—	—	13,498
Corporate obligations	3,163	10	30	—	3,203

	$16,738	$10	$30	$—	$16,778

As of September 27, 2009, available-for-sale securities consisted of the following:

(000’s omitted)	Cost	Accrued Interest	Gross Unrealized		Estimated Fair Value
			Gains	Losses
Money-market funds	$20	$—	$—	$—	$20
U.S. government agency and Treasury securities	16,803	10	20	—	16,833
Corporate obligations	4,861	11	21	(2)	4,891
Student loan auction rate securities	1,900	—	—	(143)	1,757

	$23,584	$21	$41	$(145)	$23,501

The contractual maturities of these investments as of October 3, 2010 were as follows:

(000’s omitted)	Cost	Fair Value
Within 1 year	$13,575	$13,575
After 1 year through 5 years	3,160	3,200
After 5 years through 10 years	—	—
After 10 years	3	3

	$16,738	$16,778

The contractual maturities of these investments as of September 27, 2009 were as follows:

(000’s omitted)	Cost	Fair Value
Within 1 year	$20,285	$20,174
After 1 year through 5 years	3,236	3,264
After 5 years through 10 years	22	23
After 10 years	41	40

	$23,584	$23,501

ZOLL Medical Corporation

Notes to Consolidated Financial Statements—(Continued)

The Company’s available-for-sale securities were included in the following captions in the condensed consolidated balance sheets:

(000’s omitted)	October 3, 2010	September 27, 2009
Cash equivalents	$13,575	$15,918
Marketable securities	3,203	7,583

	$16,778	$23,501

During fiscal 2008, the Company reclassified approximately $2 million of its marketable securities from current assets to non-current assets due to the illiquidity in the auction-rate securities market. The underlying assets of these investments were student loans that are backed by the federal government. During fiscal 2008, auctions failed for the auction rate securities. As a result, the Company’s ability to liquidate and fully recover the carrying value of the auction rate securities in the near term was limited. An auction failure means that the parties wishing to sell the securities could not do so. The Company recorded a $100,000 impairment charge in fiscal 2008 on these securities based on the estimated fair value. Subsequently, the Company entered into a Rights Agreement with UBS Financial Services, Inc. (“UBS”), through which these securities were acquired. The Rights Agreement entitled the Company to sell these securities to UBS at any time between June 30, 2010 and July 2, 2012 for par value. On July 1, 2010, the Company exercised its option to sell these securities to UBS for par value. Accordingly, these securities are no longer held by the Company. The $100,000 impairment charge recorded in fiscal 2008 was reversed in the third quarter of fiscal 2010 since the Company received par value for the securities.

At the end of fiscal 2008, the Company also held approximately $600,000 of marketable mortgage-backed securities. In fiscal 2008, the Company recorded a $100,000 impairment charge on these securities based on estimated fair value. During the first quarter of 2009, the Company sold the majority of its marketable mortgage-backed securities for a net realized loss of $89,000 in addition to the impairment charge recorded in fiscal 2008.

Gross realized gains and (losses) on available-for-sale securities for the three years ended October 3, 2010, included in “Investment and other income” on the consolidated income statements, were as follows:

(000’s omitted)	Oct. 3, 2010	Sept. 27, 2009	Sept. 28, 2008
Gross realized gains	$1	$5	$8
Gross realized losses	—	(290)	(246)

Total, net	$1	$(285)	$(238)

For fiscal years 2010, 2009 and 2008, the Company had interest income of approximately $0.9 million, $0.7 million and $1.2 million, respectively. The Company did not have any interest expense in fiscal 2010, 2009 and 2008.

Note C-Investments

In January 2003, the Company invested approximately $1.3 million in the common stock of Advanced Circulatory Systems, Inc. (formerly ResQSystems, Inc.), a development stage medical device corporation. The Company’s investment in Advanced Circulatory Systems, Inc. (“ACSI”) represented approximately 6% of ACSI’s outstanding common stock as of October 3, 2010. The Company accounts for its investment using the cost method.

ZOLL Medical Corporation

Notes to Consolidated Financial Statements—(Continued)

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

The goodwill resulting from this acquisition is assigned to the Company’s Temperature Management reporting unit. All of the goodwill is expected to be deductible for income tax purposes.

Supplemental Pro Forma Information

The unaudited pro forma combined condensed statements of income for the twelve months ended September 27, 2009 below give effect to the acquisition of the assets of Alsius as if the acquisition had occurred at the beginning of the year, September 29, 2008 after giving effect to certain adjustments, including amortization of the intangibles subject to amortization and related income taxes.

The unaudited pro forma combined condensed statements of income are not necessarily indicative of the financial results that would have occurred if the Alsius asset acquisition had been consummated on September 29 2008, nor are they necessarily indicative of the financial results which may be attained in the future.

ZOLL Medical Corporation

Notes to Consolidated Financial Statements—(Continued)

The pro forma statement of income below is based upon available information and upon certain assumptions that the Company’s management believes are reasonable.

(000’s omitted)	Twelve Months Ended September 27, 2009
Net sales	$393,127
Net income	$4,236
Net income per common share
Basic	$0.20
Diluted	$0.20

Contingent Consideration for Prior Period Acquisitions

The terms of the April 2006 acquisition of the assets of Lifecor, Inc. (“Lifecor”) provide for possible annual earn-out payments based upon revenue growth through fiscal 2010. The form of earn-out payments are at the discretion of the Company and can be made in the form of cash, Company stock, or a combination of the two. These earn-out payments for fiscal 2009 and beyond are calculated as 100% of qualifying revenues earned in the current fiscal year in excess of the greater of the prior fiscal year qualifying revenues or $30 million. For fiscal 2010, approximately $26.3 million has been accrued for payment to the former stockholders of Lifecor and is expected to be paid in the first half of fiscal 2011 in the form of cash and/or the Company’s Common Stock. The fiscal 2010 earnout payment is the final annual earn-out payment for the Lifecor acquisition. The annual earn-out payments are accrued during the respective fiscal year in which they are earned and are paid in the respective subsequent fiscal year. For fiscal 2009 and 2008, approximately $12.8 million and $4.5 million, respectively, were paid to Lifecor in the form of cash.

The terms of the March 2004 acquisition of the assets of Infusion Dynamics, Inc. (“Infusion Dynamics”) also provided for possible annual earn-out payments based upon revenue growth through fiscal 2011. Annual earn-out payments to former stockholders of Infusion Dynamics, in the form of cash were approximately $19,000 for fiscal 2009 and fiscal 2008. For fiscal 2010, approximately $25,000 has been accrued for payment to the former shareholders of Infusion Dynamics, which was paid in cash during the first quarter of fiscal 2011.

Because the prospective earn-out payments for Lifecor and Infusion Dynamics are based upon revenue growth over several years, a reasonable estimate of the future payment obligations cannot be determined. The annual earn-out payments are recorded as an additional cost of the purchase and recorded as goodwill if the revenue growth specified in the respective acquisition agreements is achieved and becomes payable. (These acquisitions are accounted for using the old purchase method under SFAS No. 141, “Business Combinations,” now codified in FASB ASC 805, Business Combinations.) Annual earn-out payments are accrued during the respective fiscal year in which they are earned and are paid in the respective subsequent fiscal year.

Note E-Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of:

(000’s omitted)	Oct. 3, 2010	Sept. 27, 2009
Deferred income taxes (Note I)	$15,082	$13,071
Prepaid income taxes (Note I)	4,914	4,096
Other	4,653	4,073

Total prepaid expenses and other current assets	$24,649	$21,240

ZOLL Medical Corporation

Notes to Consolidated Financial Statements—(Continued)

Note F-Goodwill, Intangibles and Other Assets

The carrying value of goodwill was approximately $79 million and $52 million at October 3, 2010 and September 27, 2009, respectively. The $27 million increase in goodwill from fiscal 2009 to fiscal 2010 is a result of earnout accruals related to prior years’ acquisitions.

Intangibles and other assets consist of:

	Weighted Average Life	Oct. 3, 2010		Sept. 27, 2009
(000’s omitted)		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Prepaid license fees	16 years	$12,764	$4,495	$12,230	$3,636
Patents and developed technology	11 years	36,066	13,839	34,672	10,749
Customer-related intangible	10 years	5,000	2,082	4,750	1,598
Intangible assets not subject to amortization		1,530	—	1,530	—
Other assets		9,512	4,087	8,846	3,157

		$64,872	$24,503	$62,028	$19,140

Total amortization expense for the fiscal 2010, 2009 and 2008 were approximately $5,421,000, $4,638,000, and $3,984,000, respectively.

The following table provides estimated amortization expense for each of the five succeeding fiscal years and thereafter based upon the Company’s intangible asset portfolio at October 3, 2010.

Fiscal Year	Estimated Amortization Expense (000’s omitted)
2011	$5,043
2012	4,990
2013	4,630
2014	3,720
2015	3,115
Thereafter	14,309

$35,807

Note G-Accrued Expenses, Other Liabilities, and Other Long-Term Liabilities

Accrued expenses and other liabilities consist of:

(000’s omitted)	Oct. 3, 2010	Sept. 27, 2009
Accrued salaries and wages and related expenses	$15,166	$16,064
Accrued warranty expense	1,687	1,218
Deferred lease incentives	457	509
Accrued corporate income taxes	598	136
Accrued earn out payments	26,278	12,799
Other accrued expenses	10,340	8,836

Total accrued expenses and other liabilities	$54,526	$39,562

ZOLL Medical Corporation

Notes to Consolidated Financial Statements—(Continued)

Other long-term liabilities consist of:

(000’s omitted)	Oct. 3, 2010	Sept. 27, 2009
Accrued warranty expense, long-term	$2,789	$2,957
Deferred revenue, long-term	7,597	8,805
Deferred tax liabilities	5,420	849
Unrecognized tax benefits	3,188	4,834
Deferred lease incentives, long-term	—	355

Total other long-term liabilities	$18,994	$17,800

Note H-Line of Credit

The Company maintains an unsecured working capital line of credit with its bank with borrowing capacity, on a demand basis and with no expiration date, up to $12 million. This line of credit bears interest at the rate of LIBOR plus 2%. The full amount of the line was available to the Company at October 3, 2010. There are no covenants related to this line of credit.

Note I-Income Taxes

The provision for income taxes consists of the following:

(000’s omitted)	2010	2009	2008
Federal:
Current	$4,370	$77	$5,535
Deferred	2,901	2,399	4,224

	7,271	2,476	9,759
State:
Current	1,253	385	1,410
Deferred	33	(4)	87

	1,286	381	1,497
Foreign:
Current	1,121	1,004	1,768
Deferred	(541)	(43)	(949)

	580	961	819

Total:
Current	6,744	1,466	8,713
Deferred	2,393	2,352	3,362

	$9,137	$3,818	$12,075

The following table allocates income before income taxes between domestic and foreign jurisdictions:

(000’s omitted)	2010	2009	2008
Domestic	$23,796	$9,930	$29,913
Foreign	4,260	3,452	5,603

	$28,056	$13,382	$35,516

ZOLL Medical Corporation

Notes to Consolidated Financial Statements—(Continued)

The income tax provision differed from the statutory federal income tax provision as follows:

(000’s omitted)	2010	2009	2008
Income taxes at statutory rate	$9,820	$4,684	$12,431
Tax credits, federal and state	(354)	(1,545)	(255)
Production deduction	(312)	(36)	(398)
State income taxes, net of federal benefit	1,150	323	985
Foreign income taxes at different rates	(924)	(205)	(193)
Other	(243)	597	(495)

	$9,137	$3,818	$12,075

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

(000’s omitted)	Oct. 3, 2010	Sept. 27, 2009
Deferred tax assets:
Acquired NOL—Revivant Corp.	$2,841	$4,497
Accounts receivable and inventory	5,080	4,830
Product warranty accruals and deferred revenues	4,149	4,199
Stock-based compensation	3,903	2,065
Other assets	4,378	4,721

Total deferred tax assets	20,351	20,312
Deferred tax liabilities:
Accelerated tax depreciation	7,254	4,421
Intangible assets	3,435	2,989
Other liabilities	—	849

Total deferred tax liabilities	10,689	8,259

Net deferred tax asset before valuation allowance	9,662	12,053
Valuation allowance	—	—

Net deferred tax asset	$9,662	$12,053

As a result of the acquisition of the assets of Revivant, the Company, at the date of acquisition, obtained net operating loss carryovers of approximately $43.8 million, which will expire in its fiscal years ending 2012 through 2024. The utilization of these losses is subject to the Internal Revenue Code Section 382 limitations. In 2010, the Company used $3.1 million of NOLs to reduce taxes payable. Additionally, in 2009, the Company released approximately $5 million of a valuation allowance related to the acquired NOLs from Revivant as an adjustment to goodwill. The Company believes the NOLs are more likely than not to be realized. The Company also obtained approximately $900,000 of research tax credit carryovers. These credits will expire at the end of fiscal years 2012 through 2024. The Company also acquired technology, valued at $9.0 million on its books, which has no income tax basis, resulting in $3.0 million of net deferred tax liabilities.

The Company is subject to U.S. federal income tax as well as income tax of multiple states and foreign jurisdictions. The Company has concluded all U.S. federal and most state and foreign income tax matters through fiscal 2006. The tax return covering fiscal 2007 is currently being audited by the IRS. Fieldwork has been completed with no material adjustments proposed. The Company is awaiting final acceptance by the IRS. The acquired losses from Revivant for tax years 1997 through 2004 remain open to examination by the IRS to the extent losses are claimed in open years.

ZOLL Medical Corporation

Notes to Consolidated Financial Statements—(Continued)

The Company does not provide U.S. income taxes on the undistributed earnings of non-U.S. subsidiaries as such earnings are considered to be indefinitely invested outside the United States. Non-U.S. income taxes are, however, provided on these foreign subsidiaries’ undistributed earnings. At October 3, 2010 and September 27, 2009, approximately $27.5 million and $23.2 million, respectively, of pretax undistributed earnings of non-U.S. subsidiaries were indefinitely invested outside the U.S.

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

At October 3, 2010 and September 27, 2009, the Company had $3.8 million and $4.9 million of gross unrecognized tax benefits, respectively, of which, $2.2 million and $2.8 million, if recognized, could impact the effective tax rate.

The reconciliation of the total amounts of unrecognized tax benefits for October 3, 2010, September 27, 2009 and September 28, 2008 is as follows:

(000’s omitted)
Balance at October 1, 2007.	$1,312
Reclass amount from deferred taxes	1,840
Additions based on tax positions related to the current year	487
Additions for tax positions of prior years	41
Reductions for positions of prior years	(416)

Balance at September 28, 2008.	$3,264
Reclass amount from deferred taxes	893
Additions based on tax positions related to the current year	703
Additions for tax positions of prior years	479
Reductions for positions of prior years	(431)

Balance at September 27, 2009	$4,908
Additions based on tax positions related to the current year	208
Additions for tax positions of prior years	37
Reductions for positions of prior years	(1,385)

Balance at October 3, 2010	$3,768

Of the $3.8 million current-year balance, approximately $900,000 is expected to reverse in fiscal 2011. Of the $900,000 reduction, approximately $450,000 is expected to reduce a deferred tax asset. The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense in the consolidated statements of income. As of October 3, 2010 and September 27, 2009, the Company had $312,000 and $426,000, respectively, of accrued interest and penalties, respectively, in income taxes payable.

Note J-Commitments and Contingencies

On June 18, 2010, Koninklijke Philips Electronics N.V. and Philips Electronics North America Corporation filed a lawsuit against the Company in U.S. District Court, Boston, MA, alleging infringement of fifteen patents owned by the Philips entities. The plaintiffs filed an amended complaint on October 13, 2010. On July 12, 2010, the Company filed a lawsuit against Philips Electronics North America Corporation in U.S. District Court, Boston, MA, alleging infringement of five patents owned by the Company.

ZOLL Medical Corporation

Notes to Consolidated Financial Statements—(Continued)

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

The Company leases certain office and manufacturing space under operating leases. The Company’s office leases are subject to adjustments based on actual floor space occupied. The leases also require payment of real estate taxes and operating costs. (The Company has an option to purchase the ZOLL LifeVest manufacturing facility located in Pittsburgh, Pennsylvania.) In addition to the office leases, the Company leases automobiles for business use by a portion of the sales force.

The Company’s executive headquarters and defibrillator manufacturing operations are located in Chelmsford, Massachusetts. The Chelmsford facility is covered by an eight year lease, beginning July 1, 2003 and expiring on June 29, 2011, as well as two smaller subleases that also expire on June 29, 2011. The agreements do not contain a renewal period and provide that the Company pay a pro-rata amount of the landlord’s real estate tax and operating expenses based upon square footage. The main lease also provided the Company with an allowance of approximately $3.7 million for any construction costs associated with relocation efforts to the leased facility. This reimbursement has been recorded as a deferred lease incentive within accrued expenses and other liabilities. The balance as of October 3, 2010 was approximately $384,000 and is being amortized as a reduction to rent expense over the life of the lease. Any leasehold improvements made as part of the relocation have been capitalized as leasehold improvements within Property and Equipment and are being amortized over the eight year life of the lease. The Company is currently negotiating with the landlord for a new 10-year lease of the premises.

Listed below are the future minimum rental payments (excluding common area maintenance and real estate tax charges) required under operating leases with non-cancelable terms in excess of one year at October 3, 2010.

(000’s omitted)
2011	$3,342
2012	2,334
2013	2,433
2014	2,250
2015	2,028
Thereafter	6,519

$18,906

Total rental expense under operating leases was approximately $5,036,000, $4,340,000 and $3,776,000 in fiscal 2010, 2009 and 2008, respectively.

The Company also has non-cancelable purchase commitments of approximately $647,000 as of October 3, 2010. Purchases under these commitments totaled approximately $253,000, $460,000 and $307,000 in fiscal 2010, 2009 and 2008, respectively.

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

ZOLL Medical Corporation

Notes to Consolidated Financial Statements—(Continued)

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

The Company had one foreign currency forward contract outstanding at October 3, 2010, serving to mitigate the foreign currency risk of a substantial portion of the Company’s Euro-denominated intercompany balances in the notional amount of approximately 5 million Euros. The fair value of this contract at October 3, 2010 was approximately $6.9 million, resulting in an unrealized loss of approximately $25,000 for the period ended October 3, 2010.

The following table presents the fair value of the Company’s derivative instrument not designated as a hedging instrument as of October 3, 2010 (in thousands):

Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	Fair Value
Current liabilities
Foreign currency contracts	Accrued expenses and other current liabilities	$25

Total current liabilities		$25

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

The following table presents the pretax impact that changes in the fair value of derivatives not designated as hedging instruments had on earnings during the year ended October 3, 2010:

	Location of Gain (Loss) Recognized in Income	Gain (Loss) Recognized in Income
(000’s omitted)		Year Ended October 3, 2010	Year Ended September 27, 2009	Year Ended September 28, 2008
Foreign currency contracts	Investment and other income (loss), net	$409	$632	$(193)

Net realized gains (losses) from foreign currency forward contracts totaled approximately $440,000, $1.4 million, and ($1.4 million) during fiscal 2010, 2009 and 2008, respectively, and are included in “investment and other income” in the consolidated income statements.

ZOLL Medical Corporation

Notes to Consolidated Financial Statements—(Continued)

Note L-Fair Value Measurements

Effective September 29, 2008, the Fair Value Measurements and Disclosures topic, FASB ASC 820, formerly SFAS No. 157, “Fair Value Measurements,” required that financial assets and liabilities be re-measured and reported at fair value at each reporting period-end date, and that non-financial assets and liabilities are re-measured and reported at fair value at least annually (on a recurring basis). In the first quarter of fiscal 2010, the Company adopted FASB ASC 820 as it relates to any non-financial assets and non-financial liabilities that are recognized and disclosed at fair value in the financial statements on a nonrecurring basis. This adoption did not have a material impact on the Company’s financial results.

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

The Company applies the following fair-value hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement:

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

ZOLL Medical Corporation

Notes to Consolidated Financial Statements—(Continued)

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of October 3, 2010, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value (in thousands):

(000’s omitted)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$13,575	$13,575	$—	$—
Available for sale securities (1)	3,203	—	3,203	—

Total	$16,778	$13,575	$3,203	$—

(000’s omitted)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Foreign currency contracts (2)	$25	$—	$25	$—

Total	$25	$—	$25	$—

(1)	Included in short-term marketable securities in the accompanying consolidated balance sheet
(2)	Included in accrued expenses and other current liabilities in the accompanying consolidated balance sheet.

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

The Company held cost method investments of $1.3 million at October 3, 2010 and September 27, 2009. The fair value of a cost method investment is not estimated if there are no identified events or changes in circumstance that may have a significant adverse affect on the fair value of the investment. The Company has a policy in place to review its investments on a regular basis to evaluate the carrying value of the investments in these companies. If the Company believes that the carrying value of an investment is in excess of estimated fair value, it is the Company’s policy to record an impairment charge to adjust the carrying value to estimated fair value, if the impairment is deemed other-than-temporary.

ZOLL Medical Corporation

Notes to Consolidated Financial Statements—(Continued)

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

Stock Option Plans: At October 3, 2010, the Company had two active stock-based compensation plans under which stock-based grants may be issued, and two other stock-based compensation plans under which grants are no longer being made. No further grants are being made under the Company’s 1992 Stock Option Plan (“1992 Plan”) or 1996 Non-Employee Directors’ Stock Option Plan (“1996 Plan”), and option grants remain outstanding under both such plans. The Company’s active plans are the Amended and Restated 2001 Stock Incentive Plan (“2001 Plan”) and the Amended and Restated 2006 Non-Employee Director Stock Option Plan (“2006 Plan”).

On November 16, 2010, the Board of Directors adopted certain amendments to the 2001 Plan and 2006 Plan. With respect to the 2001 Plan, the Board recommended that the Company’s stockholders approve an additional 600,000 shares available for issuance as stock options and an additional 320,000 shares available for issuance of restricted stock or restricted stock awards (for a total of 4,170,000 shares of Common Stock available for issuance under the 2001 Plan). With respect to the 2006 Plan, the Board recommended that the Company’s stockholders approve an additional 35,000 shares of Common Stock for issuance under the Plan either as stock options or, pursuant to one of the amendments, as restricted stock or restricted stock awards (for a total of 192,500 shares of Common Stock available for issuance under the 2006 Plan).

Stock options outstanding under the 1992 Plan, the 1996 Plan, the 2001 Plan, and the 2006 Plan generally vest over a four-year period and have exercise prices equal to the fair market value of the Common Stock at the date of grant. All options have a 10-year term. All options issued under the 2001 Plan and 2006 Plan must have an exercise price no less than fair market value on the date of grant. Restricted common stock grants made under the 2001 Plan will generally vest over a four-year period. Under the 2001 Plan and the 2006 Plan, repricing or buy-backs of stock options is prohibited.

The total number of shares currently authorized for the 2001 Plan and the 2006 Plan is 3,407,500, including 12,500 shares carried over into the 2006 Plan from the 1996 Plan. In addition, the Board of Directors approved an additional total of 955,000 shares under both Plans on November 16, 2010, subject to stockholder approval. Of the total number of shares authorized, approximately 508,000 shares remain available for grant at October 3,

ZOLL Medical Corporation

Notes to Consolidated Financial Statements—(Continued)

2010. Approximately 2,592,000 shares of common stock are reserved for future issuance under the Company’s stock option plans as of October 3, 2010.

Changes in outstanding stock options for the three years ended October 3, 2010, were as follows:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term in Years	Aggregate Intrinsic Value ($000’s)
Outstanding at September 30, 2007	1,975,562	$17.06	6.26	$17,662
Granted	280,250	24.64
Exercised	(348,980)	15.66		5,293
Forfeited	(5,013)	24.35

Outstanding at September 28, 2008	1,901,819	18.42	6.03	29,243
Exercisable at September 28, 2008	1,077,677	$17.09	4.28	$17,993
Granted	325,300	20.18
Exercised	(30,101)	7.34		517
Forfeited	(6,301)	15.84

Outstanding at September 27, 2009	2,190,717	18.84	5.74	7,018
Exercisable at September 27, 2009	1,329,729	$17.58	4.17	$5,409
Granted	334,050	21.81
Exercised	(425,756)	18.49		2,560
Forfeited	(15,000)	24.03

Outstanding at October 3, 2010	2,084,011	$19.35	6.19	$26,231

Exercisable at October 3, 2010	1,245,659	$17.66	4.85	$17,781

Vested and expected to vest at October 3, 2010	1,947,711	$19.43	6.21	$24,366

It is the Company’s policy to issue new shares upon the exercise of options.

The following table summarizes the activity for unvested restricted stock awards for the three years ended October 3, 2010:

	Number of Shares	Weighted-Average Fair Value
Unvested at September 30, 2007	42,575	$18.71
Granted	14,750	25.10
Vested	(12,505)	17.54
Forfeited	(2,320)	18.56

Unvested at September 28, 2008	42,500	21.23
Granted	10,800	14.91
Vested	(15,468)	19.43
Forfeited	(1,119)	23.71

Unvested at September 27, 2009	36,713	20.05
Granted	21,800	27.79
Vested	(18,021)	18.65
Forfeited	(338)	26.51

Unvested at October 3, 2010	40,154	$24.82

ZOLL Medical Corporation

Notes to Consolidated Financial Statements—(Continued)

At October 3, 2010, there was approximately $5.8 million of unrecognized compensation cost related to both non-vested stock option and restricted stock awards, which the Company expects to recognize over a weighted-average vesting period of 2.4 years.

Note N-Employee Benefit Plans

Defined contribution retirement plan: ZOLL has a defined contribution retirement plan (the “ZOLL Plan”) which contains a 401(k) program for all employees with three months of service who have attained 21 years of age. Participants in the ZOLL Plan may contribute up to 15% of their eligible compensation. The Company may make discretionary matching contributions to the ZOLL Plan in an amount determined by its Board of Directors. The discretionary employer match for fiscal 2009 was calculated at 50% of the employee contribution up to 7% of eligible compensation, but was subject to an aggregate “cap” of $1.7 million, and certain executive officers were excluded from participation. For each of the three years reported, the discretionary employer match was subject to an aggregate “cap”. The Company recorded expense related to Company contributions of approximately $2,064,000, $1,791,000 and $2,106,000 in fiscal 2010, 2009 and 2008, respectively, related to the ZOLL Plan.

Note O-Segment and Geographic Information

Segment information: The Company operates in a single business segment: the design, manufacture and marketing of technologies that help advance the practice of resuscitation and temperature control therapies for the treatment of critical care patients. In order to make operating and strategic decisions, the Company’s chief executive officer (the “chief operating decision maker”) evaluates revenue performance based on the worldwide revenues of four customer/product categories, but, due to shared infrastructures, profitability is based on an enterprise-wide measure. These customer/product categories consist of (1) the sale of resuscitation devices, temperature management products, accessories and disposable electrodes to the North American hospital market, including the military marketplace, (2) the sale of resuscitation devices, accessories, disposable electrodes and data collection management software to the North American pre-hospital market, (3) the sale of resuscitation devices, accessories, disposable electrodes, temperature management products and data collection management software to the international market , and (4) the rental of wearable resuscitation devices in the North American and International pre-hospital markets.

Net sales by customer/product categories in fiscal 2010, 2009 and 2008 were as follows:

(000’s omitted)	2010	2009	2008
Hospital Market-North America	$125,102	$113,308	$136,865
Pre-hospital Market-North America	133,352	130,345	138,017
International Market-excluding North America	114,829	97,632	96,612
LifeVest-North America and International	70,706	43,900	26,524

	$443,989	$385,185	$398,018

The Company reports assets on a consolidated basis to the chief operating decision maker.

Geographic information: Net sales by major geographical area, determined on the basis of destination of the goods, are as follows:

(000’s omitted)	2010	2009	2008
United States	$304,254	$261,612	$282,004
Foreign	139,735	123,573	116,014

	$443,989	$385,185	$398,018

ZOLL Medical Corporation

Notes to Consolidated Financial Statements—(Continued)

No individual foreign country represented 10% or more of the Company’s revenues or assets for the years ended October 3, 2010, September 27, 2009 and September 28, 2008. Therefore, no revenue attributable to any individual foreign country was material during these periods.

In each of the years in the three year period ended October 3, 2010, September 27, 2009 and September 28, 2008, no single customer represented over 10% of the Company’s consolidated net sales.

Note P-Legal Proceedings

On June 18, 2010, Koninklijke Philips Electronics N.V. and Philips Electronics North America Corporation filed a lawsuit against the Company in U.S. District Court, Boston, MA, alleging infringement of fifteen patents owned by the Philips entities. The plaintiffs filed an amended complaint on October 13, 2010. On July 12, 2010, the Company filed a lawsuit against Philips Electronics North America Corporation in U.S. District Court, Boston, MA, alleging infringement of five patents owned by the Company.

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

Note Q-Quarterly Financial Data (Unaudited)

Summarized quarterly financial data for 2010 and 2009 is as follows:

	Quarter Ended
(000’s omitted, except per share data)	Oct. 3, 2010	July 4, 2010	April 4, 2010	Jan. 3, 2010
Net sales	$120,393	$111,326	$107,058	$105,212
Gross profit	66,517	60,083	58,700	56,171
Income from operations	11,413	6,500	5,533	3,686
Net income	7,216	5,737	3,656	2,310
Basic earnings per common share	$0.34	$0.27	$0.17	$0.11
Diluted earnings per common and equivalent share	$0.33	$0.26	$0.17	$0.11

	Quarter Ended
(000’s omitted, except per share data)	Sept. 27, 2009	June 28, 2009	March 29, 2009	Dec. 28, 2008
Net sales	$107,868	$95,147	$92,708	$89,462
Gross profit	53,568	48,719	48,145	46,913
Income from operations	3,656	792	2,404	4,762
Net income	3,398	1,490	1,782	2,894
Basic earnings per common share	$0.16	$0.07	$0.08	$0.14
Diluted earnings per common and equivalent share	$0.16	$0.07	$0.08	$0.14

As discussed in Note A, the Company’s financial statements are prepared on a fiscal year basis ending on the last Sunday closest to September 30. The year ended October 3, 2010 included 53 weeks. The extra week was included in the Company’s first quarter of fiscal 2010, which ended January 3, 2010. The years ended September 27, 2009 and September 28, 2008 each included 52 weeks.

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

Changes in Internal Control Over Financial Reporting

There were no significant changes in the Company’s internal control over financial reporting that occurred during the quarter ended October 3, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as October 3, 2010.

The effectiveness of our internal control over financial reporting as of October 3, 2010 has been audited by BDO USA, LLP, our independent registered public accounting firm, as stated in their report below.

/S/ RICHARD A. PACKER	/S/ A. ERNEST WHITON
Richard A. Packer	A. Ernest Whiton
Chief Executive Officer	Vice President of Administration and Chief Financial Officer

Item 9B. Other Information.

Not Applicable.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

ZOLL Medical Corporation

Chelmsford, Massachusetts

We have audited ZOLL Medical Corporation’s internal control over financial reporting as of October 3, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). ZOLL Medical Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Item 9A, Management’s Report on Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, ZOLL Medical Corporation maintained, in all material respects, effective internal control over financial reporting as of October 3, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of ZOLL Medical Corporation as of October 3, 2010 and September 27, 2009, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the three years in the periods then ended October 3, 2010, September 27, 2009 and September 28, 2008 and our report dated December 17, 2010 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Boston, Massachusetts

December 17, 2010

Part III

Item 10. Directors, Executive Officers and Corporate Governance.

The information relating to our executive officers in response to this Item is contained, in part, under the caption “Executive Officers of the Registrant” in Part I of this Annual Report on Form 10-K and is incorporated herein by reference; and the remainder of such information is incorporated herein by reference to the Company’s Proxy Statement for the 2011 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days of the Company’s fiscal year ended October 3, 2010 (the “Proxy Statement”).

Code of Ethics

The Company has adopted a Code of Ethics that applies to all its employees, including its principal executive officer, principal financial officer and controller. This Code of Ethics was ratified by the Board of Directors in December 2003 and amended in November 2010. This policy became effective for all of ZOLL’s employees in June 2004. This Code of Ethics is available on ZOLL’s website, www.zoll.com, under the heading Investors-Financial Overview—Corporate Governance, and is called “ZOLL Code of Conduct”. The Company intends to disclose any amendment to or waiver of a provision of the Code of Ethics that applies to its principal executive officer, principal financial officer or controller by posting such information on ZOLL’s website, www.zoll.com. Information contained on ZOLL’s website is not part of this Annual Report on Form 10-K or the documents incorporated by reference into this Annual Report on Form 10-K.

The remainder of the information required by this Item is incorporated by reference from the Proxy Statement.

Item 11. Executive Compensation.

The information required by this Item is incorporated by reference from the Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item is incorporated by reference from the Proxy Statement. See also “Equity Compensation Plan Information” under Part II, Item 5 of this Annual Report on Form 10-K, which is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is incorporated by reference from the Proxy Statement.

Item 14. Principal Accountant Fees and Services.

The information required by this Item is incorporated by reference from the Proxy Statement.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

The following table sets forth activities in our accounts receivable reserve accounts:

Classifications	Balance Beginning of Period	Additions Charged to Costs and Expenses	Deductions	Balance At End of Period
Year Ended October 3, 2010 Allowance for doubtful accounts and sales returns	$5,464,000	$2,191,000	$1,812,000	$5,843,000

Year Ended September 27, 2009 Allowance for doubtful accounts and sales returns	$6,229,000	$1,076,000	$1,841,000	$5,464,000

Year Ended September 28, 2008 Allowance for doubtful accounts and sales returns	$8,438,000	$1,075,000	$3,284,000	$6,229,000

The following table sets forth activities in our inventory reserve accounts:

Classifications	Balance Beginning of Period	Additions Charged to Costs and Expenses	Additions Charged to Other Accounts		Deductions	Balance At End of Period
Year Ended October 3, 2010 Inventory reserves	$7,587,000	$1,710,000	($355,000	)(1)	$1,874,000	$7,068,000

Year Ended September 27, 2009 Inventory reserves	$5,844,000	$2,142,000	$1,035,000	(1)	$1,434,000	$7,587,000

Year Ended September 28, 2008 Inventory reserves	$7,374,000	$3,077,000	$225,000	(1)	$4,832,000	$5,844,000

(1)	Increase in inventory reserve was offset by a corresponding reduction in property and equipment.

Part IV

Item 15. Exhibits, Financial Statement Schedules

(a)(1)	The following Consolidated Financial Statements, Notes thereto and Reports of Independent Registered Public Accounting Firms are set forth under Item 8:

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

(a)(3)	The following is a complete list of Exhibits filed or incorporated by reference as part of this report:

Exhibit No.	Exhibit

3.1	Restated Articles of Organization. (2)

3.2	Articles of Amendment to the Restated Articles of Organization. (16)

3.3	Amended and Restated By-laws. (2)

3.4	Certificate of Amendment to the Company’s Amended and Restated By-laws. (17)

3.5	Certificate of Amendment to the Company’s Amended and Restated By-laws. (20)

3.6	Certificate of Amendment to the Company’s Amended and Restated By-laws (25)

3.7	Amended and Restated Certificate of Vote of Directors Establishing a Series of Preferred Stock of ZOLL Medical Corporation classifying and designating the Series A Junior Participating Cumulative Preferred Stock. (21)

4.1	Amendment No. 2 to Shareholders Rights Agreement, dated as of June 8, 1998, between the Company and Computershare Trust Company, N.A., dated as of April 24, 2008. (19)

4.2	Shareholders Rights Agreement dated as of April 23, 2008, between the Company and Computershare Trust Company, N.A. (22)

10.1	Amended and Restated 2001 Stock Incentive Plan, as amended through January 25, 2006. (9)*

10.2	1992 Stock Option Plan. (2)*

10.3	Reserved

10.4	Revolving Loan and Security Agreement dated March 9, 1992 between the Company and Brown Brothers Harriman & Co. (2)

10.5	2006 Non-Employee Director Stock Option Plan. (9)*

10.6	Form of Non-Qualified Stock Option Agreement under the 2006 Non-Employee Director Stock Option Plan. (9)*

10.7	Form of Restricted Stock Award Agreement under Amended and Restated 2001 Stock Incentive Plan. (9)*

10.8	Form of Non-Qualified Stock Option Agreement under Amended and Restated 2001 Stock Incentive Plan. (9)*

10.9	Employment Agreement dated July 19, 1996 between the Company and Richard A. Packer regarding Mr. Packer’s employment. (3)*

10.10	Non Employee Directors’ Stock Option Plan. (6)*

10.11	Senior Executive Severance Agreement dated January 21, 2000 between the Company and Richard A. Packer. (7)*

10.12	Amended and Restated Executive Severance Agreement dated April 1, 2002 between the Company and A. Ernest Whiton. (10)*

10.13	Amended and Restated 2001 Stock Incentive Plan, as amended through February 11, 2004. (14)*

10.14	Form of Incentive Option Agreement under the 2001 Stock Incentive Plan. (14)*

10.15	Executive Severance Agreements by and between the Company and each of Ward Hamilton, Donald Boucher, and Steve Flora. (10)*

10.16	Form of Non-Qualified Stock Option Agreement under the ZOLL Medical Corporation 1996 Non-Employee Directors Stock Option Plan (11)*

10.17	Amendment dated September 14, 2005 to Master Agreement and Asset Purchase Agreement dated March 29, 2004 among the Company, LC Acquisition Corporation, and LifeCor, Inc. (12)

10.18	Reserved.

10.19	Reserved.

10.20	Master Agreement by and Among the Company, LC Acquisition Corporation and LifeCor, Inc. dated March 29, 2004. (12)

10.21	Asset Purchase Agreement by and Among the Company, LC Acquisition Corporation and LifeCor, Inc. dated March 29, 2004. (12)

10.22	Executive Severance Agreement between the Company and Alexander Moghadam dated August 10, 2005. (13)*

10.23	First Amendment to the 1992 Stock Option Plan. (6)*

10.24	Second Amendment to the 1992 Stock Option Plan. (6)*

10.25	Third Amendment to the 1992 Stock Option Plan. (1)*

10.26	Fourth Amendment to the 1992 Stock Option Plan. (1)*

10.27	Form of Non-Qualified Stock Option Agreement under the 2001 Stock Incentive Plan. (14)*

10.28	Summary of Cash Incentive Bonus Plan. (18)*

10.29	Offer Letter, dated June 10, 2008, for Jonathan Rennert. (23)*

10.30	Amended and Restated 2001 Stock Incentive Plan, as amended and restated by the Board of Directors on November 11, 2008 and approved by the Company’s stockholders on January 20, 2009. (27)*

10.31	Form of Non-Qualified Stock Option Agreement under Amended and Restated 2001 Stock Incentive Plan, as amended on November 11, 2008. (26)*

10.32	Form of Restricted Stock Award Agreement under Amended and Restated 2001 Stock Incentive Plan, as amended on November 11, 2008. (26)*

10.33	Amended and Restated 2006 Non-Employee Director Stock Option Plan, as amended and restated by the Board of Directors on November 11, 2008 and approved by the Company’s stockholders on January 20, 2009. (27)*

10.34	Form of Non-Qualified Stock Option Agreement under Amended and Restated 2006 Non-Employee Director Stock Option Plan, as amended on November 11, 2008. (26)*

10.35	Amendment dated November 17, 2008 to Employment Agreement dated July 19, 1996 between the Company and Richard A. Packer. (26)*

10.36	Amendment dated November 17, 2008 to Senior Executive Severance Agreement dated as of January 21, 2000 between the Company and Richard A. Packer. (26)*

10.37	Amendment dated November 11, 2008 to Amended and Restated Executive Severance Agreement dated April 1, 2002 between the Company and A. Ernest Whiton. (26)*

10.38	Reserved.

10.39	Amendment dated November 19, 2008 to Executive Severance Agreement dated April 25, 2002 between the Company and Donald Boucher. (26)*

10.40	Amendment dated November 25, 2008 to Executive Severance Agreement dated May 7, 2002 between the Company and Ward Hamilton. (26)*

10.41	Amendment dated December 1, 2008 to Executive Severance Agreement dated May 6, 2002 between the Company and Steven Flora. (26)*

10.42	Executive Severance Agreement dated as of November 11, 2008 between the Company and Jonathan Rennert. (26)*

10.43	Executive Severance Agreement dated as of November 11, 2008 between the Company and E. Jane Wilson. (26)*

10.44	Amendment dated November 11, 2008 to Executive Severance Agreement dated August 10, 2005 between the Company and Alexander Moghadam. (26)*

10.45	Amended and Restated 2001 Stock Incentive Plan, as amended and restated by the Board of Directors on November 16, 2010, subject to approval by the Company’s stockholders. (4)*

10.46	Amended and Restated 2006 Non-Employee Director Stock Option Plan, as amended and restated by the Board of Directors on November 16, 2010, subject to approval by the Company’s stockholders. (4)*

16	Letter from Ernst & Young LLP to the Securities and Exchange Commission, dated June 24, 2008 (24)

21.1	Subsidiaries of the Company. (4)

23.1	Consent of BDO USA, LLP. (4)

24	Power of Attorney (4) included in signature page.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (4)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (4)

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (5)

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (5)

Footnotes:

(1)	Incorporated by reference from the Company’s Registration Statement on Form S-8, under the Securities Act of 1933 (Registration Statement No. 333-101839 filed with the SEC on December 13, 2002).
(2)	Incorporated by reference from the Company’s Registration Statement on Form S-1, as amended, under the Securities Act of 1933 (Registration Statement No. 333-47937 filed with the SEC on May 15, 1992).
(3)	Incorporated by reference from the Company’s Annual Report for 1996 on Form 10-K, as amended, filed with the Securities and Exchange Commission on December 27, 1996. (SEC File # 0-20225)
(4)	Filed herewith.

(5)	Furnished herewith.
(6)	Incorporated by reference from the Company’s Registration Statement on Form S-8, under the Securities Act of 1933 (Registration Statement No. 333-68401 filed with the SEC on December 4, 1998).
(7)	Incorporated by reference from the Company’s Annual Report for 2000 on Form 10-K, as amended, filed with the Securities and Exchange Commission on December 29, 2000. (SEC File # 0-20225)
(8)	Reserved.
(9)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on February 10, 2006.
(10)	Incorporated by reference from the Company’s Annual Report for 2004 on Form 10-K, filed with the Securities and Exchange Commission on December 17, 2004.
(11)	Incorporated by reference from the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 15, 2004.
(12)	Incorporated by reference from the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 20, 2005.
(13)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 3, 2005, filed with the Securities and Exchange Commission on August 12, 2005.
(14)	Incorporated by reference to the Company’s Registration Statement on Form S-8, under the Securities Act of 1933 (Registration Statement No. 333-120310 filed with the SEC on November 9, 2004).
(15)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 12, 2006.
(16)	Incorporated by reference from the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 13, 2007.
(17)	Incorporated by reference from the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 25, 2007.
(18)	Incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on February 5, 2008.
(19)	Incorporated by reference from Exhibit 4.2 of the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 24, 2008.
(20)	Incorporated by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 12, 2008.
(21)	Incorporated by reference from Exhibit 3.1 to the Company’s Registration Statement on Form 8-A, filed with the Securities and Exchange Commission on April 24, 2008.
(22)	Incorporated by reference from Exhibit 4.1 to the Company’s Registration Statement on Form 8-A, filed with the Securities and Exchange Commission on April 24, 2008.
(23)	Incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 1, 2008.
(24)	Reserved.
(25)	Incorporated by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 22, 2009.
(26)	Incorporated by reference from the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on December 8, 2008.
(27)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on February 6, 2009.
*	Represents management contract or compensatory plan arrangements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on December 17, 2010.

ZOLL Medical Corporation

By:	/S/ RICHARD A. PACKER
Richard A. Packer Chief Executive Officer

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

SIGNATURE	TITLE	DATE

/S/ RICHARD A. PACKER Richard A. Packer	Chief Executive Officer (Principal Executive Officer)	December 17, 2010

/S/ A. ERNEST WHITON A. Ernest Whiton	Vice President of Administration and Chief Financial Officer (Principal Financial and Accounting Officer)	December 17, 2010

/S/ THOMAS M. CLAFLIN, II Thomas M. Claflin, II	Director	December 17, 2010

/S/ JAMES W. BIONDI, M.D. James W. Biondi, M.D.	Director	December 17, 2010

/S/ DANIEL M. MULVENA Daniel M. Mulvena	Director	December 17, 2010

/S/ BENSON F. SMITH Benson F. Smith	Chairman of the Board of Directors	December 17, 2010

/S/ ROBERT J. HALLIDAY Robert J. Halliday	Director	December 17, 2010

/S/ LEWIS H. ROSENBLUM Lewis H. Rosenblum	Director	December 17, 2010

/S/ JOHN J. WALLACE John J. Wallace	Director	December 17, 2010