Form 10-Q
period 2011-01-02
ZOLL MEDICAL CORP
filed 2011-02-09
CIK 887568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 2, 2011.

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock as of the latest practicable date:

Class	Outstanding at February 1, 2011
Common Stock, $0.01 par value	21,660,283

ZOLL MEDICAL CORPORATION

FORM 10-Q

Forward-Looking Information

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. ZOLL Medical Corporation (the “Company,” “we,” “our,” or “us”) makes such forward-looking statements under the provisions of the “Safe Harbor” section of the Private Securities Litigation Reform Act of 1995. Actual future results may vary materially from those projected, anticipated, or indicated in any forward-looking statements as a result of certain known and unknown risk factors. Readers should pay particular attention to the risk factors described in Part I, Item 1A, “Risk Factors” of the Company’s Annual Report on Form 10-K for the fiscal year ended October 3, 2010 filed with the Securities and Exchange Commission (the “SEC”) on December 17, 2010. Readers should also carefully review the risk factors described in the other documents that we file from time to time with the SEC. In this report, the words “anticipates,” “believes,” “expects,” “intends,” “sees,” “future,” “may,” “will,” “could,” “would,” “estimates,” “plans,” and similar words or expressions (as well as other words or expressions referencing future events, conditions or circumstances) identify forward-looking statements. The Company assumes no obligation to update forward-looking statements or update the reasons why actual results, performances or achievements could differ materially from those provided in the forward-looking statements, except as required by law.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ZOLL MEDICAL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(000’s omitted, except per share data)

(Unaudited)

	Jan. 2, 2011	Oct. 3, 2010
Assets
Current assets:
Cash and cash equivalents	$69,379	$59,058
Marketable securities	1,665	3,203
Accounts receivable, less allowances of $5,901 and $5,843 at January 2, 2011 and October 3, 2010, respectively	95,860	99,543
Inventories:
Raw materials	30,362	29,152
Work-in-process	7,920	6,799
Finished goods	32,423	34,007

	70,705	69,958
Prepaid expenses and other current assets	25,357	24,649

Total current assets	262,966	256,411

Property and equipment at cost:
Land, building and improvements	1,370	1,355
Machinery and equipment	81,742	79,388
Rental equipment	41,441	35,868
Construction in progress	2,637	3,180
Tooling	18,752	18,678
Furniture and fixtures	4,275	4,245
Leasehold improvements	7,163	6,533

	157,380	149,247
Less accumulated depreciation and amortization	103,077	99,324

Net property and equipment	54,303	49,923
Investments	1,310	1,310
Notes receivable	2,921	3,709
Goodwill	79,060	79,048
Intangibles and other assets, net	40,139	40,369

	$440,699	$430,770

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$25,261	$22,801
Deferred revenue	21,360	20,871
Accrued expenses and other liabilities	53,922	54,526

Total current liabilities	100,543	98,198

Non-Current liabilities:
Other long-term liabilities	19,503	18,994

Total liabilities	120,046	117,192

Commitments and contingencies (Notes 8 and 14)

Stockholders’ equity:
Preferred stock, $0.01 par value, authorized 1,000 shares, none issued or outstanding	—	—
Common stock, $0.01 par value, authorized 38,000 shares, 21,614 and 21,504 issued and outstanding at January 2, 2011 and October 3, 2010, respectively	216	215
Capital in excess of par value	174,964	172,077
Accumulated other comprehensive loss	(6,607)	(6,891)
Retained earnings	152,080	148,177

Total stockholders’ equity	320,653	313,578

	$440,699	$430,770

See notes to unaudited condensed consolidated financial statements.

ZOLL MEDICAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(000’s omitted, except per share data)

(Unaudited)

	Three Months Ended
	Jan. 2, 2011	Jan. 3, 2010
Product sales	$90,857	$90,338
Rental revenue	22,305	14,874

Total revenue	113,162	105,212
Cost of products sold	45,927	45,451
Cost of rental revenue	5,885	3,590

Total cost of revenue	51,812	49,041

Gross profit	61,350	56,171
Expenses:
Selling and marketing	34,782	31,611
General and administrative	10,372	9,511
Research and development	10,838	11,363

Total expenses	55,992	52,485

Income from operations	5,358	3,686
Investment and other income (expense), net	264	(22)

Income before income taxes	5,622	3,664
Provision for income taxes	1,719	1,354

Net income	$3,903	$2,310

Basic earnings per common share	$0.18	$0.11

Weighted average common shares outstanding	21,585	21,215

Diluted earnings per common and common equivalent share	$0.18	$0.11

Weighted average common and common equivalent shares outstanding	22,180	21,503

See notes to unaudited condensed consolidated financial statements.

ZOLL MEDICAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(000’s omitted)

(Unaudited)

	Three Months Ended
	Jan. 2, 2011	Jan. 3, 2010
OPERATING ACTIVITIES:
Net income	$3,903	$2,310
Charges not affecting cash:
Depreciation and amortization	6,621	4,676
Stock-based compensation expense	1,047	896
Changes in operating assets and liabilities:
Accounts receivable	3,580	4,011
Inventories	(6,105)	(9,164)
Prepaid expenses and other current assets	(723)	(222)
Accounts payable, deferred revenue, accrued expenses and other liabilities	2,541	5,042

Cash provided by operating activities	10,864	7,549

INVESTING ACTIVITIES:
Sales of marketable securities	1,541	122
Additions to property and equipment	(4,043)	(2,530)
Milestone payments related to prior years’ acquisitions	(25)	(3,519)
Other assets, net	(21)	(971)

Cash used for investing activities	(2,548)	(6,898)

FINANCING ACTIVITIES:
Proceeds from the exercise of stock options	1,840	4,441

Cash provided by financing activities	1,840	4,441

Effect of exchange rates on cash and cash equivalents	165	146

Net increase in cash and cash equivalents	10,321	5,238
Cash and cash equivalents at beginning of period	59,058	51,061

Cash and cash equivalents at end of period	$69,379	$56,299

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period:
Income taxes	$761	$305

See notes to unaudited condensed consolidated financial statements.

ZOLL MEDICAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting only of adjustments of a normal recurring nature) considered necessary for a fair presentation have been included. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Examples include provisions for returns, bad debts and the estimated lives of fixed assets. Actual results may differ from these estimates. The results for the interim periods are not necessarily indicative of results to be expected for the entire year. The information contained in the interim financial statements should be read in conjunction with the Company’s audited financial statements as of and for the year ended October 3, 2010 included in its Annual Report on Form 10-K filed with the SEC on December 17, 2010. Certain amounts in prior year financial statements have been reclassified to conform to current year presentation with no impact on net income or earnings per share.

The Company’s fiscal year ends on the Sunday closest to September 30. The current fiscal year will end on October 2, 2011 and will have 52 weeks while fiscal year 2010, which ended on October 3, 2010, included 53 weeks. The extra week was included in the Company’s first quarter of fiscal 2010.

2. Segment and Geographic Information

Segment information: The Company operates in a single business segment: the design, manufacture and marketing of technologies that help advance the practice of resuscitation and temperature control therapies for the treatment of critical care patients. In order to make operating and strategic decisions, the Company’s chief executive officer (the “chief operating decision maker”) evaluates revenue performance based on the worldwide revenues of four customer/product categories, but, due to shared infrastructures, profitability is based on an enterprise-wide measure. These customer/product categories consist of (1) the sale of resuscitation devices, temperature management products, accessories and disposable electrodes to the North American hospital market, including the military marketplace, (2) the sale of resuscitation devices, accessories, disposable electrodes and data collection management software to the North American pre-hospital market, (3) the sale of resuscitation devices, accessories, disposable electrodes, temperature management products and data collection management software to the international market, and (4) the rental of wearable resuscitation devices in the North American and International pre-hospital markets.

Net sales by customer/product categories were as follows:

	Three Months Ended
(000’s omitted)	Jan. 2, 2011	Jan. 3, 2010
Hospital Market—North America	$30,616	$30,027
Pre-hospital Market—North America	27,393	30,558
International Market-excluding North America	32,848	29,753
LifeVest-North America and International	22,305	14,874

	$113,162	$105,212

The Company reports assets on a consolidated basis to the chief operating decision maker.

Geographic information: Net sales by major geographical area, determined on the basis of destination of the goods, are as follows:

	Three Months Ended
(000’s omitted)	Jan. 2, 2011	Jan. 3, 2010
United States	$75,579	$69,946
Foreign	37,583	35,266

	$113,162	$105,212

No individual foreign country represented 10% or more of the Company’s revenues or assets for the three months ended January 2, 2011 or January 3, 2010. Therefore, no revenue attributable to any individual foreign country was material during these periods.

In each of the three months ended January 2, 2011 and January 3, 2010, no single customer represented over 10% of the Company’s consolidated total revenue.

3. Comprehensive Income

The Company computes comprehensive income (loss) in accordance with FASB ASC 220, Comprehensive Income, (formerly SFAS No. 130, Reporting Comprehensive Income). FASB ASC 220 establishes standards for the reporting and display of comprehensive income (loss) and its components in financial statements. Other comprehensive income (loss), as defined, includes all changes in equity during a period from non-owner sources, such as unrealized gains and losses on available-for-sale securities and foreign currency translation. Total comprehensive income (loss) for the three months ended January 2, 2011 and January 3, 2010, respectively, was as follows:

	Three Months Ended
(000’s omitted)	Jan. 2, 2011	Jan. 3, 2010
Net income	$3,903	$2,310
Unrealized gain (loss) on available-for-sale securities	(6)	63
Unrealized gain (loss) on derivative instruments	10	—
Foreign currency translation adjustment	280	460

Total comprehensive income	$4,187	$2,833

4. Stock Option Plans

At January 2, 2011, the Company had two active stock-based compensation plans under which stock-based grants may be issued, and two other stock-based compensation plans under which grants are no longer being made. No further grants are being made under the Company’s 1992 Stock Option Plan (“1992 Plan”) and 1996 Non-Employee Directors’ Stock Option Plan (“1996 Plan”), but option grants remain outstanding under both plans. The Company’s active plans are the Amended and Restated 2001 Stock Incentive Plan (“2001 Plan”) and the Amended and Restated 2006 Non-Employee Director Stock Option Plan (“2006 Plan”).

On November 16, 2010, the Board of Directors adopted certain amendments to the 2001 Plan and 2006 Plan. With respect to the 2001 Plan, the Board adopted, subject to stockholder approval, an amendment that increased by 920,000 (for a total of 4,170,000) the shares of Common Stock available for issuance under the 2001 Plan. With respect to the 2006 Plan, the Board adopted, subject to stockholder approval, an amendment that increased by 35,000 (for a total of 192,500) the shares of Common Stock available for issuance under the 2006 Plan. The amendments to both Plans also generally prohibit a repricing through cancellation and re-grants or cancellation of stock options in exchange for cash.

Stock options outstanding under the 1992 Plan, the 1996 Plan, the 2001 Plan, and the 2006 Plan generally vest over a four-year period and have exercise prices equal to the fair market value of the Common Stock at the date of grant. All options have a 10-year contractual term. All options issued under the 2001 Plan and 2006 Plan must have an exercise price no less than fair market value on the date of grant. Restricted Common Stock grants made under the 2001 Plan will generally vest over a four-year period.

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

Stock-based compensation charges totaled approximately $1 million and $896,000 during the three months ended January 2, 2011 and January 3, 2010, respectively. The effect of recording stock-based compensation by line item for the three months ended January 2, 2011 and January 3, 2010 was as follows:

	Three Months Ended
(000’s omitted)	Jan. 2, 2011	Jan. 3, 2010
Cost of goods sold	$97	$78
Selling and marketing expense	214	192
General and administrative expense	638	487
Research and development expense	98	139

Total stock-based compensation	$1,047	$896

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions for grants issued during the three months ended January 2, 2011 and January 3, 2010:

	Three Months Ended Jan. 2, 2011	Three Months Ended Jan. 3, 2010
Dividend yield	0%	0%
Expected volatility	44.3%	42.7%
Risk-free interest rate	1.49%	2.35%
Expected lives (years)	5.00	5.17

At January 2, 2011, there was approximately $9.4 million of unrecognized compensation cost related to non-vested awards, which the Company expects to recognize over a weighted-average period of 3.0 years.

The weighted-average, grant-date fair value of options granted (estimated using the Black-Scholes option-pricing model) was $12.18 and $8.30 for the three months ended January 2, 2011 and January 3, 2010, respectively. During the three months ended January 2, 2011, the Company issued 110,706 shares of Common Stock pursuant to exercised options for proceeds of approximately $1.8 million. The total intrinsic value of options exercised for the three months ended January 2, 2011 and January 3, 2010 was approximately $1.9 million and $1.4 million, respectively. It is the Company’s policy to issue new shares upon the exercise of options.

The following table summarizes the status of outstanding stock options as of January 2, 2011, as well as changes during the three months ended January 2, 2011:

	Shares	Weighted- Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term in Years	Aggregate Intrinsic Value ($000’s)
Outstanding at October 3, 2010	2,084,011	$19.35
Granted	377,500	30.27
Exercised	(110,706)	16.63
Forfeited	(9,500)	20.02

Outstanding at January 2, 2011	2,341,305	$21.24	6.66	$37,446

Exercisable at January 2, 2011	1,381,578	$18.38	5.13	$26,049

The following table summarizes the status of unvested restricted stock awards as of January 2, 2011, as well as changes during the three months ended January 2, 2011:

	Shares	Weighted- Average Fair Value
Unvested at October 3, 2010	40,154	$24.82
Granted	—	—
Vested	—	—
Forfeited	(1,000)	27.79

Unvested at January 2, 2011	39,154	$24.74

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

	Three Months Ended
(000’s omitted)	Jan. 2, 2011	Jan. 3, 2010
Average shares outstanding for basic earnings per share	21,585	21,215
Dilutive effect of stock options and unvested restricted stock	595	288

Average shares outstanding for diluted earnings per share	22,180	21,503

Average shares outstanding for diluted earnings per share for the three months ended January 2, 2011 and January 3, 2010 does not include options to purchase 487,050 and 921,550 shares of Common Stock, respectively, as their effect would have been antidilutive.

6. Derivative Instruments and Hedging Activities

The Company operates globally, and its earnings and cash flows are exposed to market risk from changes in currency exchange rates. The Company addresses these risks through a risk management program that includes the use of derivative financial instruments. The program is operated pursuant to documented corporate risk management policies. The Company does not enter into any derivative transactions for speculative purposes. The Company recognizes all derivative financial instruments in the condensed consolidated financial statements at fair value in accordance with FASB ASC 815, Derivatives and Hedging.

Designated Foreign Currency Contracts

The Company sometimes uses foreign currency forward contracts to manage its currency transaction exposures from forecasted foreign currency denominated sales to its subsidiaries. These foreign currency forward contracts are designated as cash flow hedges under FASB ASC 815, Derivatives and Hedging. Therefore, the effective portion of the gain or loss is reported as a component of other comprehensive income and will be reclassified into earnings in the same period or periods during which the hedged forecasted transaction affects earnings. The ineffective portion of the derivative’s change in fair value is recognized currently through earnings regardless of whether the instrument is designated as a hedge. At January 2, 2011, the Company had three foreign currency forward contracts outstanding, all maturing in less than twelve months, to exchange the Euro for U.S. Dollars totaling approximately $8 million.

Net recognized gains from foreign currency forward contracts totaled approximately $4,000 during the three months ended January 2, 2011 and are included in the condensed consolidated statement of income. The net settlement amount of the outstanding contracts recorded in “accumulated other comprehensive income” to recognize the effective portion of the fair value of the contracts at January 2, 2011 was an unrealized gain of approximately $10,000. As of January 2, 2011, this $10,000 of net gains may be reclassified to earnings within the next twelve months.

The following table presents the effect of the Company’s derivative instrument designated as a hedging instrument on the condensed consolidated statement of income as of January 2, 2011 (in thousands):

Derivatives Designated as Hedging Instruments	Amount of Gain (Loss) Recognized in OCI (Effective Portion)	Amount of Gain (Loss) Reclassed from AOCI into Earnings (Effective Portion)	Location in Statement of Income	Amount of Gain (Loss) Recognized in Earnings on Ineffective Portion and Amount Excluded from Effectiveness Testing	Location in Statement of Income
Three Months Ended January 2, 2011
Foreign currency contracts	$10	$—	Investment and other income (expense), net	$—

	$10	$—		$—

The following table presents the fair value of the Company’s derivative instrument designated as a hedging instrument on the condensed consolidated balance sheet as of January 2, 2011 (in thousands):

Derivatives Designated as Hedging Instruments	Balance Sheet Location	Fair Value
Current assets
Foreign currency contracts	Prepaid expenses and other current assets	$10

Total current assets		$10

The Company did not enter into any derivative contracts designated as hedging instruments in the first quarter of fiscal 2010.

Non-Designated Foreign Currency Contracts

The Company also uses foreign currency forward contracts to manage its currency transaction exposures with intercompany receivables denominated in foreign currencies. These currency forward contracts are not designated as cash flow, fair value or net investment hedges under FASB ASC 815, Derivatives and Hedging, and therefore, are marked to market with changes in fair value recorded to earnings. These derivative instruments do not subject the Company’s earnings or cash flows to material risk since gains and losses on those derivatives generally offset losses and gains on the assets and liabilities being hedged.

The Company did not have any foreign currency forward contracts outstanding at January 2, 2011, that would serve to mitigate the foreign currency risk of the Company’s foreign currency-denominated intercompany balances. The Company had one foreign currency forward contract outstanding at October 3, 2010, serving to mitigate the foreign currency risk of a substantial portion of the Company’s Euro-denominated intercompany balances in the notional amount of approximately 5 million Euros. The fair value of this contract at October 3, 2010 was approximately $6.9 million, resulting in an unrealized loss of approximately $25,000 for the period ended October 3, 2010.

The following table presents the fair value of the Company’s derivative instrument not designated as a hedging instrument as of October 3, 2010 (in thousands):

Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	Fair Value
Current liabilities
Foreign currency contracts	Accrued expenses and other current liabilities	$25

Total current assets		$25

The following table presents the pretax impact that changes in the fair value of derivatives not designated as hedging instruments had on earnings during the three months ended January 2, 2011 and January 3, 2010:

(000’s omitted)	Location of Gain (Loss) Recognized in Income	For the three months ended January 2, 2011	For the three months ended January 3, 2010
Foreign currency contracts	Investment and other income (loss), net	$224	$176

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

Product warranty activity for the three months ended January 2, 2011 and January 3, 2010 is as follows:

(000’s omitted)	Beginning Balance	Accruals for Warranties Issued During the Period	Decrease to Pre-existing Warranties	Ending Balance
Three Months Ended January 2, 2011	$4,304	$395	$396	$4,303
Three Months Ended January 3, 2010	$4,176	$747	$801	$4,122

8. Acquisitions

In October 2010, the Company acquired the assets and assumed certain liabilities of Road Safety International, Inc. (“Road Safety”). The Road Safety product is installed in an ambulance or fire vehicle and provides real-time feedback via audible alerts in situations such as speeding or hard cornering to the help the driver avert an accident. The Road Safety product encourages a safer ambulance environment during patient treatment, records vehicle operating data for analysis, and can also be used to help reduce vehicle maintenance costs. The acquisition provides for consideration to be paid in the form of possible annual earn-out payments based on revenues for the next two fiscal years. If both earn-outs are achieved, total consideration (including liabilities assumed) could approximate $550,000.

Contingent Consideration for Prior Period Acquisitions

The terms of the April 2006 acquisition of the assets of Lifecor, Inc. (“Lifecor”) provided for possible annual earn-out payments based upon revenue growth through fiscal 2010. The form of earn-out payments was at the discretion of the Company and could be made in the form of cash, Company stock, or a combination of the two. The earn-out payments for fiscal 2009 and 2010 were calculated as 100% of qualifying revenues earned in the current fiscal year in excess of the greater of the prior fiscal year qualifying revenues or $30 million. For fiscal 2010, approximately $26.3 million was accrued for payment to the former stockholders of Lifecor and was paid subsequent to the end of the first quarter of fiscal 2011 in the form of cash. This amount is included in “Accrued expenses and other liabilities” on the Company’s condensed consolidated balance sheets. The fiscal 2010 earn-out payment was the final annual earn-out payment for the Lifecor acquisition. For fiscal 2009 and 2008, approximately $12.8 million and $4.5 million, respectively, were paid to Lifecor in the form of cash.

The terms of the March 2004 acquisition of the assets of Infusion Dynamics, Inc. (“Infusion Dynamics”) also provided for possible annual earn-out payments based upon revenue growth through fiscal 2011. Annual earn-out payments to former stockholders of Infusion Dynamics, in the form of cash, were approximately $19,000 for both fiscal 2009 and fiscal 2008. For fiscal 2010, approximately $25,000 was accrued at the end of fiscal 2010 for payment to the former shareholders of Infusion Dynamics and was paid in cash during the first quarter of fiscal 2011.

9. Inventory

The Company’s inventory is valued at the lower of cost or market. Cost is determined by the first-in, first-out (“FIFO”) method, including material, labor and factory overhead. Inventory on hand may exceed future demand either because the product is outdated or obsolete, or because the amount on hand is in excess of future needs. The total value of inventories that are determined to be obsolete based on criteria such as customer demand and changing technologies are reserved. Excess inventory amounts are estimated by reviewing quantities on hand and comparing those quantities to sales forecasts for the next 12 months, identifying historical service usage trends, and matching that usage with the installed base quantities to estimate future needs. At January 2, 2011, the Company’s inventory was recorded at net realizable value requiring reserves of $7.9 million, or 10% of the $78.6 million gross inventories.

Because the LifeVest product is distributed on a rental basis, the LifeVest product is included in inventory while it is being manufactured, and once completed, it is then transferred to fixed assets and depreciated over its estimated life. During the three months ended January 2, 2011 and January 3, 2010, $5.8 million and $4.6 million, respectively, of LifeVest systems were transferred from inventory to fixed assets. As of January 2, 2011 and October 3, 2010, there was $7.0 million and $8.6 million of LifeVest related inventory, respectively. For purposes of the Company’s condensed, consolidated statement of cash flows, the transfer was treated as a non-cash transaction.

10. Intangibles and Other Assets

Intangibles and other assets consist of:

(000’s omitted)	Weighted Average Life	January 2, 2011		October 3, 2010
		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Prepaid license fees	16 years	$12,797	$4,700	$12,764	$4,495
Patents and developed technology	11 years	36,719	14,632	36,066	13,839
Customer-related intangibles	10 years	5,035	2,204	5,000	2,082
Intangible assets not subject to amortization	—	1,620	—	1,530	—
Other assets	—	9,915	4,411	9,512	4,087

		$66,086	$25,947	$64,872	$24,503

Amortization of acquired intangibles for the three months ended January 2, 2011 and January 3, 2010 was approximately $895,000 and $826,000, respectively, and is included in operating expenses in the consolidated statements of income.

11. Other Long-Term Liabilities

Other long-term liabilities consist of:

(000’s omitted)	January 2, 2011	October 3, 2010
Accrued warranty expense, long-term	$2,968	$2,789
Deferred revenue, long-term	7,151	7,597
Deferred tax liabilities	5,420	5,420
Unrecognized tax positions	3,188	3,188
Other miscellaneous liabilities	776	—

Total other long-term liabilities	$19,503	$18,994

12. Income Taxes

The effective tax rate for the three months ended January 2, 2011 and January 3, 2010 was 31% and 37%, respectively. The difference between the effective rates is primarily due to the extension of the U.S. research and development tax credit, retroactively from January 1, 2010, during the first quarter of fiscal 2011 and certain other adjustments. This extension allowed a full-year tax credit estimate for fiscal 2011 to be included in the Company’s fiscal 2011 rate calculation along with a discrete period adjustment of approximately $700,000 recognized during the first quarter of fiscal 2011 to record the tax credit related to the retroactive application of the credit extension. This credit extension’s discrete period adjustment was offset in part by other discrete period items, resulting in a net discrete period adjustment of $333,000. The prior period projected annual rate only contained one quarter of a full-year credit in the annual rate calculation. The Company has estimated that its fiscal 2011 effective tax rate will be approximately 35%.

As of January 2, 2011 and October 3, 2010, the Company had approximately $3.8 million of uncertain tax positions, of which $2.2 million, if recognized, could impact the effective tax rate. Of the $3.8 million, approximately $900,000 is expected to reverse in fiscal 2011, of which $450,000 is expected to reduce a deferred tax asset. The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense in the consolidated statements of income. The Company had $344,000 of accrued interest and penalties in income taxes payable as of January 2, 2011 and $312,000 as of October 3, 2010.

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

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of January 2, 2011, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value (in thousands):

(000’s omitted)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$15,112	$15,112	$—	$—
Available for sale securities (1)	1,665	—	1,665	—
Foreign currency contracts (2)	10	—	10	—

Total	$16,787	$15,112	$1,675	$—

(1)	Included in short-term marketable securities in the accompanying condensed consolidated balance sheet.
(2)	Included in prepaid expenses and other current assets in the accompanying condensed consolidated balance sheet.

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

The Company held cost method investments of $1.3 million at January 2, 2011 and October 3, 2010. The fair value of a cost method investment is not estimated if there are no identified events or changes in circumstance that may have a significant adverse affect on the fair value of the investment. The Company has a policy in place to review its investments on a regular basis to evaluate the carrying value of the investments in these companies. If the Company believes that the carrying value of an investment is in excess of estimated fair value, it is the Company’s policy to record an impairment charge to adjust the carrying value to estimated fair value, if the impairment is deemed other-than-temporary.

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

As of January 2, 2011, available-for-sale securities consisted of the following:

	Cost	Accrued Interest	Gross Unrealized		Estimated Fair Value
(000’s omitted)			Gains	Losses
Money-market funds	$16	$—	$—	$—	$16
U.S. government agency and Treasury securities	15,096	—	—	—	15,096
Corporate obligations	1,633	9	23	—	1,665

	$16,745	$9	$23	$—	$16,777

As of October 3, 2010, available-for-sale securities consisted of the following:

(000’s omitted)	Cost	Accrued Interest	Gross Unrealized		Estimated Fair Value
			Gains	Losses
Money-market funds	$77	$—	$—	$—	$77
U.S. government agency and Treasury securities	13,498	—	—	—	13,498
Corporate obligations	3,163	10	30	—	3,203

	$16,738	$10	$30	$—	$16,778

The contractual maturities of these investments as of January 2, 2011 were as follows:

(000’s omitted)	Cost	Fair Value
Within 1 year	$16,107	$16,120
After 1 year through 5 years	638	657
After 5 years through 10 years	—	—
After 10 years	—	—

	$16,745	$16,777

The contractual maturities of these investments as of October 3, 2010 were as follows:

(000’s omitted)	Cost	Fair Value
Within 1 year	$13,575	$13,575
After 1 year through 5 years	3,160	3,200
After 5 years through 10 years	—	—
After 10 years	3	3

	$16,738	$16,778

The Company’s available-for-sale securities were included in the following captions in the condensed consolidated balance sheets:

(000’s omitted)	January 2, 2011	October 3, 2010
Cash equivalents	$15,112	$13,575
Marketable securities	1,665	3,203

	$16,777	$16,778

The Company did not have any realized gains or (losses) on available-for-sale securities for the three months ended January 2, 2011 and January 3, 2010.

16. Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements:

Effective January 4, 2010, the Company adopted ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820)—Improving Disclosures about Fair Value Measurements (ASU 2010-06). ASU 2010-06 requires additional disclosure within the rollforward activity for assets and liabilities measured at fair value on a recurring basis, including transfers of assets and liabilities between Level 1 and Level 2 of the fair value hierarchy and the separate presentation of purchases, sales, issuances and settlements of assets and liabilities within Level 3 of the fair value hierarchy. In addition, ASU 2010-06 requires enhanced disclosures of the valuation techniques and inputs used in the fair value measurements within Level 2 and Level 3. ASU 2010-06 was adopted for the Company’s second quarter ending April 4, 2010, except for the disclosure of purchases, sales, issuances and settlements of Level 3 measurements, for which disclosures are not required until the Company’s first quarter of fiscal 2011. The Company did not have any transfers of assets or liabilities between Level 1 and Level 2 of the fair value hierarchy during fiscal 2010 and fiscal 2011 to date. See Note 13. The adoption of the additional disclosures for Level 1 and Level 2 fair value measurements did not have a material impact on the Company’s financial position, results of operations or cash flows. The Company adopted the requirement of additional disclosures of purchases, sales, issuances and settlements of Level 3 measurements for the Company’s quarter ended January 2, 2011. The adoption of the additional requirements had no impact on the Company’s financial position, results of operations or cash flows.

Recently Issued Accounting Pronouncements

In December 2010, the FASB issued ASC update No. 2010-28, Intangibles-Goodwill and Other (Topic 350), When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts a consensus of the FASB Emerging Issues Task Force (ASC 2010-28). This amendment modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. The qualitative factors that an entity should consider when evaluating whether it is more likely than not that a goodwill impairment exists are consistent with the existing guidance for determining whether an impairment exists between annual tests. The Company does not believe that adoption of this update will have a material impact on its financial statements. This update is effective for fiscal periods beginning after December 15, 2010.

In December 2010, the FASB issued ASC update No. 2010-29, Business Combinations (Topic 805), Disclosure of Supplementary Pro forma Information for Business Combinations a consensus of the FASB Emerging Issues Task Force (ASC 2010-29). This amendment clarifies the periods for which pro forma financial information is presented. The disclosures include pro forma revenue and earnings of the combined entity for the current reporting period as though the acquisition date for all business combinations that occurred during the year had been as of the beginning of the annual reporting period. If comparative financial statements are presented, the pro forma revenue and earnings of the combined entity for the comparable prior reporting period should be reported as though the acquisition date for all business combinations that occurred during the current year had been as of the beginning of the comparable prior annual reporting period. The Company does not believe that adoption of this update will have a material impact on its financial statements. This update is effective for fiscal periods beginning after December 15, 2010.

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

We intend for this discussion and analysis to provide you with information that will assist you in understanding our consolidated financial statements. Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. This discussion and analysis should be read in conjunction with our consolidated financial statements as of January 2, 2011 and for the three months then ended and the notes thereto.

Our fiscal 2011 consists of 52 weeks while our fiscal 2010 consisted of 53 weeks. Therefore, while the three months ended January 2, 2011 consisted of 13 weeks, the three months ended January 3, 2010 included the additional week and consisted of 14 weeks. We estimate that the revenue and expense impact of the additional week was approximately $2 million each during the three months ended January 3, 2010.

Our sales for the three months ended January 2, 2011 increased 8% to $113.2 million, as compared to the same period in the prior year. The increase in sales was driven by the LifeVest and International businesses. Revenues from the North American hospital business were consistent with revenues from this business in the prior-year quarter. The North American pre-hospital capital spending environment continues to experience constraints due to the current economic environment and revenue was down from the prior-year quarter. Our gross margin reflected higher pricing in our North American markets during the first quarter of fiscal 2011, as compared to the prior year period. Our lower tax rate for the three months ended January 2, 2011, as compared to the three months ended January 3, 2010, resulted from the retroactive passage of the U.S. research and development tax credit.

Three Months Ended January 2, 2011 Compared To Three Months Ended January 3, 2010

Sales

Net sales by customer/product categories are as follows:

(000’s omitted)	January 2, 2011	January 3, 2010	% Change
Devices and Accessories to the Hospital Market-North America	$30,616	$30,027	2%
Devices, Accessories, and Data Management Software to the Pre-hospital Market-North America	27,393	30,558	(10%)
Devices, Accessories, and Data Management Software to the International Market	32,848	29,753	10%
LifeVest to the North America and International Markets	22,305	14,874	50%

Net Sales	$113,162	$105,212	8%

Net sales increased 8% for the three months ended January 2, 2011, compared to the prior-year period.

Our sales to the North American hospital market increased approximately 2% to $30.6 million, compared to the same period a year ago. The increase was primarily due to an increased volume of infusion products sold to the US Military. This increase was partially offset by a decrease in revenue from sales of professional defibrillators to the North American hospital market. Although shipments to the hospital market were down slightly, orders from the hospital market increased as compared to the same period in the prior year. This disparity reflects the timing of shipments from our backlog during the different periods.

Our sales to the North American pre-hospital market decreased approximately $3.2 million, or 10%, during the three months ended January 2, 2011, compared to the same quarter in the prior year. The decrease in North American pre-hospital market sales was the result of a decreased volume in professional defibrillator sales and, to a lesser extent, decreased sales volume of our AEDs. We believe this is a result of spending constraints in the pre-hospital market given the general economic environment, and we expect that these constraints will continue throughout the remainder of the fiscal year.

International sales increased approximately $3.1 million, or 10% during the three months ended January 2, 2011, in comparison to the prior-year period. The increase includes approximately $1.4 million of revenue derived from our Temperature Management business. The remainder of the increase was due to increased volume of defibrillator and AutoPulse sales. The impact from foreign currency rate fluctuations on sales during the three months ended January 2, 2011 by our international subsidiaries was minimal in comparison to the prior-year period. The increased volume of sales was driven primarily by sales growth in the Middle East, Latin America, Australia and Japan.

Total rental revenue of the LifeVest product increased 50% to $22.3 million in the first quarter of fiscal 2011 compared to $14.9 million in the same period of the prior year. Adjusting for the extra week in the prior year quarter, LifeVest revenues increased 62%. This increase is the result of increased acceptance of the LifeVest product, improved productivity of our existing sales force and an increase in sales personnel.

Total sales of our Temperature Management products to all of our markets increased $1.3 million, or 28%, from $4.6 million in the first quarter of fiscal 2010 to $5.9 million in the first quarter of fiscal 2011. This growth is attributable to increased sales in the International market.

Total sales of the AutoPulse product to all of our markets increased 25% during the three months ended January 2, 2011, compared to the three months ended January 3, 2010. The increase in sales volume was mainly in the International market. Total AutoPulse sales were approximately $4.8 million in the first quarter of fiscal 2011 in comparison to $3.9 million in the prior-year quarter.

Gross Margins

Cost of sales consists primarily of material, direct labor, overhead, and freight associated with the manufacturing of our various medical equipment devices, data collection software and disposables. These products are primarily sold to the hospital, pre-hospital and International markets. We lease the LifeVest product and sell our data collection software mainly to the pre-hospital market.

Gross margin for the three months ended January 2, 2011 increased to 54.2%, as compared with 53.4% during the same period in the prior year. This increase primarily reflected higher pricing. Other factors, including changes in business mix and product costs, affecting the fluctuation in gross margin each individually represented less than one percentage point of our overall gross margin. Our gross margin tends to fluctuate from period to period as a result of unit volume levels, mix of product and customer class, geographical mix, foreign exchange rate fluctuations and overall market conditions.

Backlog

Backlog decreased to approximately $13 million at January 2, 2011, compared to approximately $14 million at the end of the prior quarter. Backlog was approximately $17 million at January 3, 2010. Typically, our backlog decreases sequentially during the first and second quarters, remains flat during the third quarter, and increases during the fourth quarter due to the purchasing practices of our customers. We believe the maintenance of a modest backlog will help improve our efficiency, lower our costs and improve our profitability as we believe it will make it less likely that we will be required to incur substantial additional costs at the end of the quarter. Due to possible changes in delivery schedules, cancellation of orders and delays in shipments, our backlog at any particular date is not necessarily an accurate predictor of revenue for any succeeding period.

Costs and Expenses

Operating expenses for the three months ended January 2, 2011 and January 3, 2010 were as follows:

(000’s omitted)	January 2, 2011	% of Sales	January 3, 2010	% of Sales	Change %
Selling and marketing	$34,782	31%	$31,611	30%	10%
General and administrative	10,372	9%	9,511	9%	9%
Research and development	10,838	10%	11,363	11%	(5%	)

Total expenses	$55,992	49%	$52,485	50%	7%

As a percentage of sales, selling and marketing expenses for the three months ended January 2, 2011 increased one percentage point to 31% compared to 30% for the three months ended January 3, 2010. The increased dollar spending for the three months ended January 2, 2011, compared to the three months ended January 3, 2010, primarily reflected increased personnel-related expenses for the LifeVest sales force and related sales organization, including commissions, salaries and fringe benefits that are supporting the increased LifeVest revenue. Additionally, we had increased spending related to our International Temperature Management sales force as we continue to expand this business in Germany. These increases were partially offset by one less week of personnel-related expenses due to the extra week included in the three months ended January 3, 2010.

As a percentage of sales, general and administrative expenses remained consistent at 9% of sales during the three months ended January 2, 2011, compared to the three months ended January 3, 2010. The increased dollar spending during the three months ended January 3, 2010 primarily reflected increased salaries and fringe benefits, particularly in support of the LifeVest business.

As a percentage of sales, research and development expenses for the three months ended January 2, 2011 decreased approximately one percentage point to 10% compared to 11% for the three months ended January 3, 2010. Research and development expenses decreased for the three months ended January 2, 2011 compared to the three months ended January 3, 2010, due to one less week of personnel-related expenses because of the extra week included in the three months ended January 3, 2010. The decrease also was attributable to lower expenses related to our Propaq MD product which was released at the end of fiscal 2010.

Investment and Other Income (Expense), Net

Investment and other income (expense), net includes interest income, realized and unrealized foreign exchange gains and losses, and other income and expense. Investment and other income (expense), net totaled approximately $264,000 and $(22,000) for the three months ended January 2, 2011 and January 3, 2010, respectively. This improvement is primarily the result of the weaker US dollar during the first quarter of 2011 as we marked our foreign denominated intercompany receivables to market at the end of the quarter.

Income Taxes

Our effective tax rate for the three months ended January 2, 2011 and January 3, 2010 was 31% and 37%, respectively. The difference between the effective rates is primarily due to the extension of the U.S. research and development tax credit, retroactively from January 1, 2010, during the first quarter of fiscal 2011 and certain other adjustments. This extension allowed a full-year tax credit estimate for fiscal 2011 to be included in our fiscal 2011 rate calculation along with a discrete period adjustment of approximately $700,000 recognized during the first quarter of fiscal 2011 to record the tax credit related to the retroactive application of the credit extension. This credit extension’s discrete period adjustment was offset in part by other discrete period items, resulting in a net discrete period adjustment of $333,000. The prior period projected annual rate only contained one quarter of a full-year credit in the annual rate calculation. We estimated that our fiscal 2011 effective tax rate will be approximately 35%.

As of January 2, 2011 and October 3, 2010, we had approximately $3.8 million of uncertain tax positions, of which $2.2 million, if recognized, could impact the effective tax rate. Of this balance, approximately $900,000 is expected to reverse in fiscal 2011, $450,000 of which is expected to reduce a deferred tax asset. We recognize interest and penalties related to unrecognized tax benefits in income tax expense in the consolidated statements of income. We had $344,000 of accrued interest and penalties in income taxes payable as of January 2, 2011 and $312,000 as of October 3, 2010.

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

Liquidity and Capital Resources

We believe that our overall financial condition remains strong. Our cash, cash equivalents and short-term marketable securities at January 2, 2011 totaled $71.0 million compared with $62.3 million at October 3, 2010. We continue to have no long-term debt. Subsequent to the end of the first quarter of fiscal 2011, we paid approximately $26.3 million in cash to the former stockholders of Lifecor for the fiscal 2010 earn-out, which was the final earn-out for this acquisition.

As we have previously stated, we have used cash, and it is possible we will use additional cash, to assist customers who transition to our products with various financing arrangements. We also may use cash to assist creditworthy customers with various financing arrangements as a result of the current difficult liquidity and credit environment.

Cash Requirements

We believe that the combination of existing cash, cash equivalents, and highly liquid short-term investments, together with future cash to be generated by operations and amounts available under our line of credit, will be sufficient to meet our ongoing operating and capital expenditure requirements for the foreseeable future. We believe we have, and will maintain, sufficient cash to meet future contingency payments related to acquisitions made in the current and prior periods.

We may also need to use these funds in the future for potential acquisitions.

Sources and Uses of Cash

To assist with the discussion, the following table presents the abbreviated cash flows for the three months ended January 2, 2011 and January 3, 2010:

(000’s omitted)	Three months ended January 2, 2011	Three months ended January 3, 2010
Net income	$3,903	$2,310
Changes not affecting cash	7,668	5,572
Changes in current assets and liabilities	(707)	(333)

Cash provided by operating activities	10,864	7,549
Cash used for investing activities	(2,548)	(6,898)
Cash provided by financing activities	1,840	4,441
Effect of foreign exchange rates on cash	165	146

Net change in cash and cash equivalents	10,321	5,238
Cash and cash equivalents - beginning of period	59,058	51,061

Cash and cash equivalents - end of period	$69,379	$56,299

Operating Activities

Cash provided by operating activities of $10.9 million for the three months ended January 2, 2011 represented an increase of approximately $3.3 million compared to cash provided by operating activities for the three months ended January 3, 2010 of $7.5 million. The increase in cash provided by operating activities for the three months ended January 2, 2011, as compared to the three months ended January 3, 2010, was primarily attributable to a reduction of $3.0 million in cash used for inventory, and to a lesser extent, higher net income for the three months ended January 2, 2011 as compared to the three months ended January 3, 2010. These increases were partially offset by less cash provided by accounts payable and accrued expenses.

Investing Activities

Cash used in investing activities during the three months ended January 2, 2011 decreased by approximately $4.4 million compared to cash used in investing activities during the three months ended January 3, 2010. This decrease is primarily attributable to more cash paid out in fiscal year 2010 as contingent consideration for prior year acquisitions, and, to a lesser extent, by more cash having been generated from sales of marketable securities during the three months ended January 2, 2011 as compared to the prior year period. These decreases were partially offset by greater additions to property and equipment made in the three months ended January 2, 2011 as compared to the same period in the prior year.

Financing Activities

Cash provided by financing activities during the three months ended January 2, 2011 decreased approximately $2.6 million compared to the three months ended January 3, 2010. The change reflects a substantially higher number of stock options exercised during the comparable quarter of fiscal 2010 than in fiscal 2011 (options for 110,706 shares exercised in the current period compared to options for 244,750 shares exercised in the previous year period).

Investments

In March 2004, we acquired substantially all the assets of Infusion Dynamics. Under the terms of the acquisition, we are obligated to make additional earn-out payments through 2011 (“contingencies”) based on performance of the acquired business (See Note 8). Because additional consideration is based on the growth of sales, a reasonable estimate of the future payments to be made cannot be determined. As these contingencies are resolved and the consideration is distributable, we record the fair value of the additional consideration as additional cost of the acquired assets. Our earn-out payments, in the form of cash, for fiscal 2010 and 2009 and 2008 were approximately $25,000, $19,000 and $19,000, respectively. The annual earn-outs were accrued during the fiscal period when earned and paid out in the subsequent fiscal period.

We exercised our option to acquire the business and assets of Lifecor, Inc. on March 22, 2006 and acquired the business and assets on April 10, 2006. We assumed Lifecor’s outstanding debt (plus an additional $3.0 million owed to us, which was cancelled) and certain stated liabilities. We paid the third-party debt in April 2006. We agreed to pay additional consideration in the form of earn-out payments to Lifecor based upon future revenue growth of the acquired business over a five-year period (See Note 8). The earn-out payment to Lifecor for fiscal 2009 and fiscal 2008 were both made in the form of cash in the approximate amounts of $12.8 million and $4.5 million, respectively. In the fourth quarter of fiscal 2010, we accrued approximately $26.3 million for the fiscal 2010 earn-out which was paid in cash to Lifecor subsequent to the end of our first quarter of fiscal 2011. The annual earn-outs were accrued during the fiscal period when earned and paid out in subsequent fiscal periods. The fiscal 2010 payment was the final earn-out payment for the Lifecor acquisition. The total earnout payments for this acquisition were $46.8 million, and all payments were made in cash.

Debt Instruments and Related Covenants

We maintain an unsecured working capital line of credit with our bank. Under this working capital line, we may borrow, on a demand basis, up to $12 million. This line of credit bears interest at the rate of LIBOR plus 2%. No borrowings were outstanding on this line during fiscal 2010 or fiscal 2011 to date. There are no covenants related to this line of credit.

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

	Payments Due by Period
(000’s omitted)	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Contractual Obligations
Non-Cancelable Operating Lease Obligations	$40,090	$3,018	$7,468	$8,970	$20,634
Purchase Obligations	647	647	—	—	—

Total Contractual Obligations	$40,737	$3,665	$7,468	$8,970	$20,634

We lease certain office and manufacturing space under operating leases. Our office leases are subject to adjustments based on actual floor space occupied. The leases also require payment of real estate taxes and operating costs. We currently have an option to purchase the ZOLL LifeVest manufacturing facility located in Pittsburgh, Pennsylvania. In addition to the office leases, we lease automobiles for business use by a portion of the sales force.

Our executive headquarters and defibrillator and fluid resuscitation manufacturing operations are located in Chelmsford, Massachusetts. The Chelmsford facility is covered by an eight year lease, beginning July 1, 2003 and expiring on June 29, 2011, as well as two smaller subleases that also expire on June 29, 2011. The agreements do not contain a renewal period and provide that we pay a pro-rata amount of the landlord’s real estate tax and operating expenses based upon square footage. The main lease also provided us with an allowance of approximately $3.7 million for any construction costs associated with our relocation efforts to the leased facility. This reimbursement has been recorded as a deferred lease incentive within accrued expenses and other liabilities and is being amortized as a reduction to rent expense over the life of the lease. Any leasehold improvements made as part of the relocation have been capitalized as leasehold improvements within “Property and Equipment” and are being amortized over the eight year life of the lease. We entered into a new 10-year lease for our Chelmsford facility on December 29, 2010 which will commence on June 30, 2011 and expire on June 30, 2021. The new lease agreement does include an option to renew the lease for two successive periods of five years each. We will continue to pay a pro-rata amount of the landlord’s real estate tax and operating expenses based upon square footage.

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

Contractual obligations that are contingent upon future performance and growth of sales are not included in the table above, which is the additional earn-out payments for the assets of Infusion Dynamics through fiscal 2011.

Hedging Activities

We use forward contracts to reduce our exposure to foreign currency risk due to fluctuations in exchange rates underlying the value of forecasted sales to subsidiaries denominated in foreign currencies as well as intercompany accounts receivable denominated in foreign currencies.

As of January 2, 2011 we had three foreign currency forward contracts designated as cash flow hedges in the amount of approximately $8 million, serving as a hedge of our forecasted sales to our subsidiaries, all maturing in less than twelve months. The net settlement amount of these contracts on January 2, 2011 was an unrealized gain of approximately $10,000, which is included within “Accumulated other comprehensive income” on our condensed consolidated balance sheet. We had a net realized gain of approximately $4,000 from foreign currency forward contracts designated as cash flow hedges during the quarter ended January 2, 2011, which was included in earnings within “Investment and other income (expense), net” in the condensed consolidated statement of income. We did not have any foreign currency forward contracts designated as cash flow hedges during the quarter ended January 3, 2010. Any gains or losses on the fair value of the derivative contracts would be largely offset by the losses and gains on the underlying transactions. These offsetting gains and losses are not reflected above.

We did not have any forward exchange contracts not designated as hedging instruments serving as a hedge of our intercompany accounts receivable denominated in foreign currencies outstanding at January 2, 2011. We had net realized gains from foreign currency forward contracts not designated as hedging instruments of $199,000 during the quarter ended January 2, 2011 which are included in “Investment and other income (expenses), net” in the condensed consolidated statement of income, compared to net realized gains of $174,000 for the prior year’s quarter. Any gains or losses on the fair value of the derivative contract would be largely offset by the losses and gains on the underlying transactions. These offsetting gains and losses are not reflected above.

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

For those markets for which we sell separately priced extended warranties, revenue is deferred and recognized over the applicable warranty period, based upon the estimated selling price of such extended warranties.

We also generate rental revenue from our LifeVest product. Doctors prescribe the LifeVest equipment for use by their patients. The patients then rent the LifeVest product from us for use over a prescribed period of time, typically between two to three months. The patients are generally covered by health plan contracts, which typically contract with a third party payor that agrees to pay based on fixed or allowable reimbursement rates. Third-party payors are entities such as insurance companies, governmental agencies, health maintenance organizations or other managed-care providers. The rental income is recognized ratably over the rental period.

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

As of January 2, 2011, our accounts receivable balance of $95.9 million is reported net of allowances of $5.9 million. We believe our reported allowances at January 2, 2011 are adequate. If the financial conditions of our customers were to deteriorate, however, resulting in their inability to make payments, we might need to record additional allowances, resulting in additional expenses being recorded for the period in which such determination would be made.

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

Warranty Reserves

Our products are sold with warranty provisions that require us to remedy deficiencies in quality or performance over a specified period of time, usually one year for pre-hospital and international customers and five years for hospital customers. Revenue is deferred for pre-hospital customers who receive warranties beyond one year. Such revenue is then recognized over the period of extended warranty. We provide for the estimated cost of product warranties at the time product is shipped and revenue is recognized. The costs that we estimate include material, labor, and shipping. While we engage in product quality programs and processes, our warranty obligation is affected by product failure rates, material usage and service delivery costs incurred in correcting a product failure. We believe that our recorded liability of $4.3 million at January 2, 2011 is adequate to cover future costs for the servicing of our products sold through that date and under warranty. If actual product failure rates, material usage or service delivery costs differ from our estimates, revisions to the estimated warranty liability would be required.

Inventory

We value our inventories at the lower of cost or market. Cost is determined by the first-in, first-out (“FIFO”) method, including material, labor and factory overhead.

Inventory on hand may exceed future demand either because the product is outdated or obsolete, or because the amount on hand is in excess of future needs. We provide for the total value of inventories that we determine to be obsolete based on criteria such as customer demand and changing technologies. We estimate excess inventory amounts by reviewing quantities on hand and comparing those quantities to sales forecasts for the next 12 months, identifying historical service usage trends, and matching that usage with the installed base quantities to estimate future needs. At January 2, 2011, our inventory was recorded at net realizable value requiring reserves of $7.9 million, or 10% of our $78.6 million gross inventories.

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

Refer to Note 13, “Fair Value Measurements,” to the condensed consolidated financial statements in this Form 10-Q for additional information.

Goodwill

At January 2, 2011, we had approximately $79 million in goodwill, primarily resulting from our acquisitions of the assets of Lifecor Corporation (approximately $45 million), Revivant, Inc. (approximately $22 million), certain assets of BIO-key International, Inc. (approximately $5 million), the assets of Infusion Dynamics, Inc. (approximately $4 million), and the assets of Alsius Corporation (approximately $3 million). We test our goodwill for impairment at least annually by comparing the fair value of our reporting units to the carrying value of those reporting units. Additionally, we periodically review our goodwill for impairment whenever events or changes in circumstances indicate that a potential impairment has occurred.

For our 2010 fiscal year-end annual impairment assessment, we identified four reporting units which have goodwill allocated to them and are ultimately aggregated up to our single reportable segment. Fair value is determined based on the income approach, which is an estimate of the discounted future cash flows expected from the reporting units. We considered the use of the market approach and the cost approach, but we concluded that these methods were not appropriate for valuing our reporting units due to the lack of relevant and available market comparisons. The income approach is based on the projected cash flows that are discounted to their present value using discount rates that consider the timing and risk of the forecasted cash flows. We believe that this approach is appropriate because it provides a fair value estimate based upon the reporting units’ expected long-term operating cash performance. The key variables that drive the fair value of our reporting units are estimated revenue growth rates, expense levels and discount rate assumptions. The projected cash flows use internally-developed revenue and expense forecasts and assumptions. The discount rate used is the average estimated value of a market participant’s cost of capital and debt, derived using customary market metrics. Other significant assumptions include terminal value margin rates, future capital expenditures and changes in future working capital requirements. We also compare our overall fair value to our market capitalization. While there are inherent uncertainties related to the assumptions used and to our application of these assumptions to this analysis, we believe that the income approach provides a reasonable estimate of the fair value of our reporting units. The foregoing assumptions were consistent with our long-term performance. However, these assumptions could deviate materially from actual results.

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

As of January 2, 2011, no events occurred or circumstances changed that might indicate that the fair value of any of our reporting units with goodwill is less than its book value.

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

We use foreign currency forward contracts to manage our currency transaction exposures from forecasted foreign currency denominated sales to our subsidiaries. These foreign currency forward contracts are designated as cash flow hedges under FASB ASC 815, Derivatives and Hedging. Therefore the effective portion of the gain or loss is reported as a component of other comprehensive income and will be reclassified into earnings in the same period or periods during which the hedged forecasted transaction affects earnings. The ineffective portion of the derivative’s change in fair value is recognized currently through earnings regardless of whether the instrument is designated as a hedge. At January 2, 2011, we had three foreign currency forward contracts outstanding, all maturing in less than twelve months, to exchange the Euro for U.S. Dollars totaling approximately $8 million. A sensitivity analysis of a change in the fair value of the derivative foreign exchange contracts outstanding at January 2, 2011 indicates that, if the U.S. dollar weakened by 10% against the different foreign currencies, the fair value of these contracts would decrease by approximately $802,000 resulting in a total loss on the contracts of approximately $792,000. Conversely, if the U.S. dollar strengthened by 10% against the different foreign currencies, the fair value of these contracts would increase by approximately $729,000 resulting in a total gain on the contracts of approximately $739,000. Any gains and losses on the fair value of the derivative contracts would be largely offset by losses and gains on the underlying transactions. These offsetting gains and losses are not reflected in the analysis below.

We also use foreign currency forward contracts not designated as hedging instruments to manage our currency transaction exposures. These derivative instruments are marked-to-market with changes in fair value recorded to earnings. These derivative instruments do not subject our earnings or cash flows to material risk since gains and losses on those derivatives generally offset losses and gains on the assets and liabilities being hedged. We did not have any foreign currency forward contracts outstanding at January 2, 2011, that would serve to mitigate the foreign currency risk of our foreign currency-denominated intercompany balances.

Cash Flow Hedges

Exchange Rate Sensitivity: January 2, 2011

(Amounts in $)

	Expected Maturity Dates						Total	Unrealized gain
	2011	2012	2013	2014	2015	Thereafter
Forward Exchange Agreements (Receive $/Pay Euro) Contract Amount	$8,032,000						$8,032,000	$10,000
Average Contract Exchange Rate	1.3386	—	—	—	—	—	1.3386

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), were effective as of January 2, 2011, to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Controls Over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended January 2, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There have been no material changes from the Risk Factors previously disclosed in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the fiscal year ending October 3, 2010 filed with the SEC on December 17, 2010.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.	Exhibit

10.1	Amended and Restated 2001 Stock Incentive Plan, as amended and restated by the Board of Directors on November 16, 2010, subject to approval by the Company’s stockholders (previously filed as Exhibit 10.45 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 17, 2010).

10.2	Amended and Restated 2006 Non-Employee Director Stock Option Plan, as amended and restated by the Board of Directors on November 16, 2010, subject to approval by the Company’s stockholders (previously filed as Exhibit 10.46 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 17, 2010).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (2)

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (2)

(1)	Filed herewith.
(2)	Furnished herewith.
*	This certification shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, nor shall it be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZOLL MEDICAL CORPORATION

Date: February 9, 2011	By:	/s/ RICHARD A. PACKER
Richard A. Packer,
Chief Executive Officer
(Principal Executive Officer)

Date: February 9, 2011	By:	/s/ A. ERNEST WHITON
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