Form 10-Q
period 2011-04-03
ZOLL MEDICAL CORP
filed 2011-05-12
CIK 887568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 3, 2011.

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock as of the latest practicable date:

Class	Outstanding at May 10, 2011
Common Stock, $0.01 par value	21,914,249

ZOLL MEDICAL CORPORATION

FORM 10-Q

Forward-Looking Information

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. ZOLL Medical Corporation (the “Company,” “we,” “our,” or “us”) makes such forward-looking statements under the provisions of the “Safe Harbor” section of the Private Securities Litigation Reform Act of 1995. Actual future results may vary materially from those projected, anticipated, or indicated in any forward-looking statements as a result of certain known and unknown risk factors. Readers should pay particular attention to the risk factors described in Part I, Item 1A, “Risk Factors” of the Company’s Annual Report on Form 10-K for the fiscal year ended October 3, 2010 filed with the Securities and Exchange Commission (the “SEC”) on December 17, 2010 and Part II, Item 1A of this Quarterly Report on Form 10-Q. Readers should also carefully review the risk factors described in the other documents that we file from time to time with the SEC. In this report, the words “anticipates,” “believes,” “expects,” “intends,” “sees,” “future,” “may,” “will,” “could,” “would,” “estimates,” “plans,” and similar words or expressions (as well as other words or expressions referencing future events, conditions or circumstances) identify forward-looking statements. The Company assumes no obligation to update forward-looking statements or update the reasons why actual results, performances or achievements could differ materially from those provided in the forward-looking statements, except as required by law.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ZOLL MEDICAL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(000’s omitted, except per share data)

(Unaudited)

	Apr. 3, 2011	Oct. 3, 2010
Assets
Current assets:
Cash and cash equivalents	$55,743	$59,058
Marketable securities	1,660	3,203
Accounts receivable, less allowances of $6,721 and $5,843 at April 3, 2011 and October 3, 2010, respectively	93,515	99,543
Inventories:
Raw materials	30,220	29,152
Work-in-process	8,981	6,799
Finished goods	30,113	34,007

	69,314	69,958
Prepaid expenses and other current assets	25,720	24,649

Total current assets	245,952	256,411

Property and equipment at cost:
Land, building and improvements	2,353	1,355
Machinery and equipment	82,123	79,388
Rental equipment	47,829	35,868
Construction in progress	1,538	3,180
Tooling	20,338	18,678
Furniture and fixtures	4,335	4,245
Leasehold improvements	7,198	6,533

	165,714	149,247
Less accumulated depreciation and amortization	106,386	99,324

Net property and equipment	59,328	49,923
Investments	1,310	1,310
Notes receivable	2,082	3,709
Goodwill	79,060	79,048
Intangibles and other assets, net	39,614	40,369

	$427,346	$430,770

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$20,041	$22,801
Deferred revenue	26,179	20,871
Accrued expenses and other liabilities	28,717	54,526

Total current liabilities	74,937	98,198

Non-Current liabilities:
Other long-term liabilities	19,005	18,994

Total liabilities	93,942	117,192

Commitments and contingencies (Notes 8 and 14)

Stockholders’ equity:
Preferred stock, $0.01 par value, authorized 1,000 shares, none issued or outstanding	—	—
Common stock, $0.01 par value, authorized 38,000 shares, 21,779 and 21,504 issued and outstanding at April 3, 2011 and October 3, 2010, respectively	218	215
Capital in excess of par value	180,932	172,077
Accumulated other comprehensive loss	(5,847)	(6,891)
Retained earnings	158,101	148,177

Total stockholders’ equity	333,404	313,578

	$427,346	$430,770

See notes to unaudited condensed consolidated financial statements.

ZOLL MEDICAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(000’s omitted, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	April 3, 2011	April 4, 2010	April 3, 2011	April 4, 2010
Product sales	$95,871	$90,374	$186,728	$180,712
Rental revenue	26,624	16,684	48,929	31,558

Total revenue	122,495	107,058	235,657	212,270
Cost of products sold	45,137	44,487	91,064	89,937
Cost of rental revenue	5,995	3,871	11,880	7,462

Total cost of revenue	51,132	48,358	102,944	97,399

Gross profit	71,363	58,700	132,713	114,871
Expenses:
Selling and marketing	39,240	32,472	74,022	64,083
General and administrative	11,843	9,403	22,215	18,914
Research and development	11,099	11,292	21,937	22,655

Total expenses	62,182	53,167	118,174	105,652

Income from operations	9,181	5,533	14,539	9,219
Investment and other income (expense), net	453	248	717	226

Income before income taxes	9,634	5,781	15,256	9,445
Provision for income taxes	3,613	2,125	5,332	3,479

Net income	$6,021	$3,656	$9,924	$5,966

Basic earnings per common share	$0.28	$0.17	$0.46	$0.28

Weighted average common shares outstanding	21,747	21,369	21,666	21,292

Diluted earnings per common and common equivalent share	$0.27	$0.17	$0.45	$0.28

Weighted average common and common equivalent shares outstanding	22,467	21,759	22,294	21,625

See notes to unaudited condensed consolidated financial statements.

ZOLL MEDICAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(000’s omitted)

(Unaudited)

	Six Months Ended
	Apr. 3, 2011	Apr. 4, 2010
OPERATING ACTIVITIES:
Net income	$9,924	$5,966
Charges not affecting cash:
Depreciation and amortization	13,196	11,705
Stock-based compensation expense	2,089	1,795
Changes in current assets and liabilities:
Accounts receivable	6,750	(3,244)
Inventories	(12,776)	(15,891)
Prepaid expenses and other current assets	(1,042)	(589)
Accounts payable and accrued expenses	2,483	8,614

Cash provided by operating activities	20,624	8,356

INVESTING ACTIVITIES:
Sales of marketable securities	1,544	451
Additions to property and equipment	(6,697)	(6,299)
Contingent consideration related to prior years’ acquisitions	(26,278)	(12,798)
Other assets, net	(37)	(1,790)

Cash used for investing activities	(31,468)	(20,436)

FINANCING ACTIVITIES:
Exercise of stock options	4,839	5,808
Stock option tax benefit	1,929	—

Cash provided by financing activities	6,768	5,808

Effect of exchange rates on cash and cash equivalents	761	(381)

Net decrease in cash and cash equivalents	(3,315)	(6,653)
Cash and cash equivalents at beginning of period	59,058	51,061

Cash and cash equivalents at end of period	$55,743	$44,408

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period:
Income taxes	$1,984	$2,891

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

2. Segment and Geographic Information

Segment information: The Company operates in a single business segment: the design, manufacture and marketing of technologies that help advance the practice of resuscitation and temperature control therapies for the treatment of critical care patients. In order to make operating and strategic decisions, the Company’s chief executive officer (the “chief operating decision maker”) evaluates revenue performance based on the worldwide revenues of four customer/product categories, but, due to shared infrastructures, profitability is based on an enterprise-wide measure. These customer/product categories consist of (1) the sale of resuscitation devices, temperature management products, accessories and disposable electrodes to the North American hospital market, including the military marketplace, (2) the sale of resuscitation devices, accessories, disposable electrodes and data collection management software to the North American pre-hospital market, (3) the sale of resuscitation devices, accessories, disposable electrodes, temperature management products and data collection management software to the International market, and (4) the rental of wearable resuscitation devices (LifeVest) in the North American and International pre-hospital markets.

Net sales by customer/product categories were as follows:

	Three Months Ended		Six Months Ended
(000’s omitted)	April 3, 2011	April 4, 2010	April 3, 2011	April 4, 2010
Hospital Market—North America	$30,464	$30,121	$61,080	$60,148
Pre-hospital Market—North America	32,750	34,203	60,143	64,761
International Market-excluding North America	32,657	26,050	65,505	55,803
LifeVest-North America and International	26,624	16,684	48,929	31,558

	$122,495	$107,058	$235,657	$212,270

The Company reports assets on a consolidated basis to the chief operating decision maker.

Geographic information: Net sales by major geographical area, determined on the basis of destination of the goods, are as follows:

	Three Months Ended		Six Months Ended
(000’s omitted)	April 3, 2011	April 4, 2010	April 3, 2011	April 4, 2010
United States	$82,658	$75,200	$158,237	$145,146
Foreign	39,837	31,858	77,420	67,124

	$122,495	$107,058	$235,657	$212,270

No individual foreign country represented 10% or more of the Company’s revenues or assets for the three or six months ended April 3, 2011 or April 4, 2010. Therefore, no revenue attributable to any individual foreign country was material during these periods.

In each of the three or six months ended April 3, 2011 and April 4, 2010, no single customer represented over 10% of the Company’s consolidated total revenue.

3. Comprehensive Income

The Company computes comprehensive income (loss) in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 220, Comprehensive Income, (formerly Statement of Financial Accounting Standard (SFAS) No. 130, Reporting Comprehensive Income). FASB ASC 220 establishes standards for the reporting and display of comprehensive income (loss) and its components in financial statements. Other comprehensive income (loss), as defined, includes all changes in equity during a period from non-owner sources, such as unrealized gains and losses on available-for-sale securities, unrealized gains and losses on derivative instruments and foreign currency translation. Total comprehensive income (loss) for the three and six months ended April 3, 2011 and April 4, 2010, respectively, was as follows:

	Three Months Ended		Six Months Ended
(000’s omitted)	April 3, 2011	April 4, 2010	April 3, 2011	April 4, 2010
Net income	$6,021	$3,656	$9,924	$5,966
Unrealized gain (loss) on available-for-sale securities	(3)	11	(9)	74
Unrealized gain (loss) on derivative instruments	(394)	—	(384)	—
Foreign currency translation adjustment	1,157	(458)	1,437	2

Total comprehensive income	$6,781	$3,209	$10,968	$6,042

4. Stock Option Plans

At April 3, 2011, the Company had two active stock-based compensation plans under which stock-based grants may be issued, and two other stock-based compensation plans under which grants are no longer being made. No further grants are being made under the Company’s 1992 Stock Option Plan (“1992 Plan”) and 1996 Non-Employee Directors’ Stock Option Plan (“1996 Plan”), but option grants remain outstanding under both plans. The Company’s active plans are the Amended and Restated 2001 Stock Incentive Plan (“2001 Plan”) and the Amended and Restated 2006 Non-Employee Director Stock Option Plan (“2006 Plan”).

On November 16, 2010, the Board of Directors adopted certain amendments to the 2001 Plan and 2006 Plan. With respect to the 2001 Plan, the Board adopted, subject to stockholder approval, an amendment that increased by 920,000 shares (for a total of 4,170,000 shares) the shares of Common Stock available for issuance under the 2001 Plan. With respect to the 2006 Plan, the Board adopted, subject to stockholder approval, an amendment that increased by 35,000 shares (for a total of 192,500 shares) the shares of Common Stock available for issuance under the 2006 Plan. The amendments to both the 2001 Plan and the 2006 Plan were approved by the stockholders at the 2011 annual meeting held on February 10, 2011. The amendments to both Plans also generally prohibit a repricing through cancellation and re-grants or cancellation of stock options in exchange for cash.

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

Stock-based compensation charges totaled approximately $1.0 million and $2.1 million during the three and six months ended April 3, 2011, respectively, and totaled approximately $899,000 and $1.8 million during the three and six months ended April 4, 2010, respectively. The effect of recording stock-based compensation by line item for the three and six months ended April 3, 2011 and April 4, 2010 was as follows:

	Three Months Ended		Six Months Ended
(000’s omitted)	April 3, 2011	April 4, 2010	April 3, 2011	April 4, 2010
Cost of revenue	$90	$77	$187	$155
Selling and marketing expense	191	186	405	378
General and administrative expense	659	495	1,297	982
Research and development expense	102	141	200	280

Total stock-based compensation	$1,042	$899	$2,089	$1,795

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions for grants issued during the six months ended April 3, 2011 and April 4, 2010:

	Six Months Ended Apr. 3, 2011	Six Months Ended Apr. 4, 2010
Dividend yield	0%	0%
Expected volatility	44.1%	42.7%
Risk-free interest rate	1.59%	2.35%
Expected lives (years)	5.27	5.17

The weighted-average, grant-date fair value of options granted (estimated using the Black-Scholes option-pricing model) was $12.98 and $8.30 for the six months ended April 3, 2011 and April 4, 2010, respectively. During the six months ended April 3, 2011, the Company issued 275,470 shares of Common Stock pursuant to exercised options for proceeds of approximately $4.8 million. Total intrinsic value of options exercised for the six months ended April 3, 2011 and April 4, 2010 was approximately $5.9 million and $1.9 million, respectively. It is the Company’s policy to issue new shares upon the exercise of options.

The following table summarizes the status of outstanding stock options as of April 3, 2011, as well as changes during the six months ended April 3, 2011:

	Shares	Weighted- Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term in Years	Aggregate Intrinsic Value ($000’s)
Outstanding at October 3, 2010	2,084,011	$19.35
Granted	409,000	31.27
Exercised	(275,470)	17.57
Forfeited	(9,500)	20.02

Outstanding at April 3, 2011	2,208,041	$21.78	6.74	$50,329

Exercisable at April 3, 2011	1,230,814	$18.50	5.21	$32,082

The following table summarizes the status of unvested restricted stock awards as of April 3, 2011, as well as changes during the six months ended April 3, 2011:

	Shares	Weighted- Average Fair Value
Unvested at October 3, 2010	40,154	$24.82
Granted	—	—
Vested	—	—
Forfeited	(2,076)	25.90

Unvested at April 3, 2011	38,078	$24.76

At April 3, 2011, there was approximately $9.0 million of unrecognized compensation cost related to non-vested stock option and restricted stock awards, which the Company expects to recognize over a weighted-average period of 2.9 years.

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

	Three Months Ended		Six Months Ended
(000’s omitted)	April 3, 2011	April 4, 2010	April 3, 2011	April 4, 2010
Average shares outstanding for basic earnings per share	21,747	21,369	21,666	21,292
Dilutive effect of stock options and unvested restricted stock	720	390	628	333

Average shares outstanding for diluted earnings per share	22,467	21,759	22,294	21,625

Average shares outstanding for diluted earnings per share for the three and six months ended April 3, 2011 does not include options to purchase 32,000 and 409,000 shares of Common Stock, respectively, as their effect would have been antidilutive. Average shares outstanding for diluted earnings per share for the three and six months ended April 4, 2010 does not include options to purchase 889,000 and 899,000 shares of Common Stock, respectively, as their effect would have been antidilutive.

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

Designated Foreign Currency Contracts

The Company sometimes uses foreign currency forward contracts to manage its currency transaction exposures from forecasted foreign currency denominated sales to its subsidiaries. These foreign currency forward contracts are designated as cash flow hedges under FASB ASC 815, Derivatives and Hedging. Therefore, the effective portion of the gain or loss is reported as a component of other comprehensive income and will be reclassified into earnings in the same period or periods during which the hedged forecasted transaction affects earnings. The ineffective portion of the derivative’s change in fair value is recognized currently through earnings regardless of whether the instrument is designated as a hedge. At April 3, 2011, the Company had three foreign currency forward contracts outstanding, all maturing in less than twelve months, to exchange the Euro for U.S. Dollars totaling approximately $8 million.

Net recognized losses from foreign currency forward contracts totaled approximately $150,000 and $145,000 during the three and six months ended April 3, 2011 and are included in the condensed consolidated statements of income. The net settlement amount of the outstanding contracts recorded in “accumulated other comprehensive income” to recognize the effective portion of the fair value of the contracts at April 3, 2011 was an unrealized loss of approximately $384,000. The net settlement of these outstanding contracts will be reclassified to earnings within the next twelve months.

The following table presents the effect of the Company’s derivative instruments designated as hedging instruments on the condensed consolidated statements of income as of April 3, 2011 (in thousands):

Derivatives Designated as Hedging Instruments	Amount of Gain (Loss) Recognized in OCI (Effective Portion)	Amount of Gain (Loss) Reclassed from AOCI into Earnings (Effective Portion)	Location in Statement of Income	Amount of Gain (Loss) Recognized in Earnings on Ineffective Portion and Amount Excluded from Effectiveness Testing	Location in Statement of Income
Three months Ended April 3, 2011
Foreign currency contracts	$(394)	$(150)	Investment and other income (expense), net	$—

	$(394)	$(150)		$—

Derivatives Designated as Hedging Instruments	Amount of Gain (Loss) Recognized in OCI (Effective Portion)	Amount of Gain (Loss) Reclassed from AOCI into Earnings (Effective Portion)	Location in Statement of Income	Amount of Gain (Loss) Recognized in Earnings on Ineffective Portion and Amount Excluded from Effectiveness Testing	Location in Statement of Income
Six Months Ended April 3, 2011
Foreign currency contracts	$(384)	$(150)	Investment and other income (expense), net	$—

	$(384)	$(150)		$—

The following table presents the fair value of the Company’s derivative instrument designated as a hedging instrument on the condensed consolidated balance sheet as of April 3, 2011 (in thousands):

Derivatives Designated as Hedging Instruments	Balance Sheet Location	Fair Value
Current liabilities
Foreign currency contracts	Accrued expenses and other liabilities	$384

Total current liabilities		$384

The Company did not enter into any derivative contracts designated as hedging instruments in the first half of fiscal 2010.

Non-Designated Foreign Currency Contracts

The Company also at times uses foreign currency forward contracts to manage its currency transaction exposures with intercompany receivables denominated in foreign currencies. These currency forward contracts are not designated as cash flow, fair value or net investment hedges under FASB ASC 815, Derivatives and Hedging, and therefore, are marked to market with changes in fair value recorded to earnings. These derivative instruments do not subject the Company’s earnings or cash flows to material risk since gains and losses on those derivatives generally offset losses and gains on the assets and liabilities being hedged.

The Company had two foreign currency forward contracts outstanding at April 3, 2011. These derivative instruments are intended to mitigate a substantial portion of the foreign currency risk of the Company’s Australian Dollar-denominated intercompany balances in the notional amount of approximately 6 million Australian Dollars. The fair value of these contracts at April 3, 2011 was approximately $6.2 million, resulting in an unrealized loss of approximately $267,000 for the period ended April 3, 2011. We estimate the fair value of the derivative instruments based on the exchange rates of the underlying currencies.

The following table presents the fair value amount of the Company’s derivative instruments not designated as hedging instruments as of April 3, 2011 (in thousands):

Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	Fair Value
Current liabilities
Foreign currency contracts	Accrued expenses and other liabilities	$267

Total current liabilities		$267

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

The following table presents the pretax impact that changes in the fair value of derivatives not designated as hedging instruments had on earnings during the three months ended April 3, 2011 and April 4, 2010, respectively:

(000’s omitted)	Location of Gain (Loss) Recognized in Income	Gain (Loss) Recognized in Income
		Three Months Ended April 3, 2011	Three Months Ended April 4, 2010
Foreign currency contracts	Investment and other income (expense), net	$(259)	$454

The following table presents the pretax impact that changes in the fair value of derivatives not designated as hedging instruments had on earnings during the six months ended April 3, 2011 and April 4, 2010, respectively:

(000’s omitted)	Location of Gain (Loss) Recognized in Income	Gain (Loss) Recognized in Income
		Six Months Ended April 3, 2011	Six Months Ended April 4, 2010
Foreign currency contracts	Investment and other income (expense), net	$(35)	$630

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

Product warranty activity for the six months ended April 3, 2011 and April 4, 2010 is as follows:

(000’s omitted)	Beginning Balance	Accruals for Warranties Issued During the Period	Decrease to Pre-existing Warranties	Ending Balance
Six Months Ended April 3, 2011	$4,304	$934	$919	$4,319
Six Months Ended April 4, 2010	$4,176	$1,038	$1,144	$4,070

8. Acquisitions

In October 2010, the Company acquired the assets and assumed certain liabilities of Road Safety International, Inc. (“Road Safety”). The Road Safety product is installed in an ambulance or fire vehicle and provides real-time feedback via audible alerts in situations such as speeding or hard cornering to help the driver avert an accident. The Road Safety product encourages a safer ambulance environment during patient treatment, records vehicle operating data for analysis, and can also be used to help reduce vehicle maintenance costs. The acquisition provides for consideration to be paid in the form of possible annual earn-out payments based on revenues for the next two fiscal years. If both earn-outs are achieved, total consideration (including liabilities assumed) could approximate $550,000. The contingent consideration is recorded in “accrued expenses and other liabilities” and “other long-term liabilities” on the Company’s condensed, consolidated balance sheet. Beginning October 4, 2010, the results of operations of Road Safety are included in the condensed, consolidated income statements of the Company. Proforma information is not provided as this acquisition was immaterial to the Company’s financial statements.

Contingent Consideration for Prior Period Acquisitions

The terms of the April 2006 acquisition of the assets of Lifecor, Inc. (“Lifecor”) provided for possible annual earn-out payments based upon revenue growth through fiscal 2010. The form of earn-out payments was at the discretion of the Company and could be made in the form of cash, Company stock, or a combination of the two. The earn-out payments for fiscal 2009 and 2010 were calculated as 100% of qualifying revenues earned in the current fiscal year in excess of the greater of the prior fiscal year qualifying revenues or $30 million. For fiscal 2010, approximately $26.3 million was accrued for payment to the former stockholders of Lifecor and was paid in the second quarter of fiscal 2011 in the form of cash. The fiscal 2010 earn-out payment was the final annual earn-out payment for the Lifecor acquisition. For fiscal 2009 and 2008, approximately $12.8 million and $4.5 million, respectively, were paid to Lifecor in the form of cash.

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

9. Inventory

The Company’s inventory is valued at the lower of cost or market. Cost is determined by the first-in, first-out (“FIFO”) method, including material, labor and factory overhead. Inventory on hand may exceed future demand either because the product is outdated or obsolete, or because the amount on hand is in excess of future needs. The total value of inventories that are determined to be obsolete based on criteria such as customer demand and changing technologies are reserved. Excess inventory amounts are estimated by reviewing quantities on hand and comparing those quantities to sales forecasts for the next 12 months, identifying historical service usage trends, and matching that usage with the installed base quantities to estimate future needs. At April 3, 2011, the Company’s inventory was recorded at net realizable value requiring reserves of $7.7 million, or 10% of the $77.0 million gross inventories.

Because the LifeVest product is distributed on a rental basis, the LifeVest product is included in inventory while it is being manufactured, and once completed, it is then transferred to fixed assets and depreciated over its estimated life. During the three months ended April 3, 2011 and April 4, 2010, $7.5 million and $6.2 million, respectively, of LifeVest systems were transferred from inventory to fixed assets. As of April 3, 2011 and October 3, 2010, there was $7.1 million and $8.6 million of LifeVest related inventory, respectively. For purposes of the Company’s condensed, consolidated statement of cash flows, the transfer was treated as a non-cash transaction.

10. Intangibles and Other Assets

Intangibles and other assets consist of:

		April 3, 2011		October 3, 2010
(000’s omitted)	Weighted Average Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Prepaid license fees	16 years	$12,865	$4,901	$12,764	$4,495
Patents and developed technology	11 years	37,154	15,428	36,066	13,839
Customer-related intangibles	10 years	5,035	2,327	5,000	2,082
Intangible assets not subject to amortization	—	1,620	—	1,530	—
Other assets	—	10,290	4,694	9,512	4,087

		$66,964	$27,350	$64,872	$24,503

Amortization of acquired intangibles for the three months ended April 3, 2011 and April 4, 2010 was approximately $826,000 and $834,000, respectively, and is included in operating expenses in the consolidated statements of income. For the six months ended April 3, 2011 and April 4, 2010, amortization of acquired intangibles was approximately $1.7 million for both periods, and is included in operating expenses in the consolidated statements of income.

11. Other Long-Term Liabilities

Other long-term liabilities consist of:

(000’s omitted)	April 3, 2011	October 3, 2010
Accrued warranty expense, long-term	$2,767	$2,789
Deferred revenue, long-term	6,886	7,597
Deferred tax liabilities	5,420	5,420
Unrecognized tax positions	3,188	3,188
Other miscellaneous liabilities	744	—

Total other long-term liabilities	$19,005	$18,994

12. Income Taxes

The effective tax rate for the three months ended April 3, 2011 and April 4, 2010 was 37.5% and 36.8%, respectively.

The Company’s effective tax rate for the six months ended April 3, 2011 and April 4, 2010 was 35% and 36.8%, respectively. The difference between the effective rates is primarily due to the extension of the U.S. research and development tax credit, retroactively from January 1, 2010, during the first quarter of fiscal 2011 and certain other adjustments. This extension allowed a full-year tax credit estimate for fiscal 2011 to be included in the Company’s fiscal 2011 rate calculation along with a discrete period adjustment of approximately $700,000 recognized during the first quarter of fiscal 2011 to record the tax credit related to the retroactive application of the credit extension. This credit extension’s discrete period adjustment was offset in part by other discrete period items, resulting in a net discrete period adjustment of $297,000. The prior period projected annual rate only contained one quarter of a full-year credit in the annual rate calculation. The Company has estimated that its fiscal 2011 effective tax rate will be approximately 35%.

As of April 3, 2011 and October 3, 2010, the Company had approximately $3.8 million of uncertain tax positions, of which $2.2 million, if recognized, could impact the effective tax rate. Of the $3.8 million, approximately $900,000 is expected to reverse in fiscal 2011, of which $450,000 is expected to reduce a deferred tax asset. The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense in the consolidated statements of income. The Company had $376,000 of accrued interest and penalties in income taxes payable as of April 3, 2011 and $312,000 as of October 3, 2010.

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

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of April 3, 2011, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value (in thousands):

(000’s omitted)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$10,118	$10,118	$—	$—
Available for sale securities (1)	1,660	—	1,660	—

Total	$11,778	$10,118	$1,660	$—

(000’s omitted)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Foreign currency contracts (2)	$651	$—	$651	$—

Total	$651	$—	$651	$—

(1)	Included in short-term marketable securities in the accompanying condensed consolidated balance sheet.
(2)	Included in accrued expenses and other liabilities in the accompanying condensed consolidated balance sheet.

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

The Company held cost method investments of $1.3 million at April 3, 2011 and October 3, 2010. The fair value of a cost method investment is not estimated if there are no identified events or changes in circumstance that may have a significant adverse effect on the fair value of the investment. The Company has a policy in place to review its investments on a regular basis to evaluate the carrying value of the investments in these companies. If the Company believes that the carrying value of an investment is in excess of estimated fair value, it is the Company’s policy to record an impairment charge to adjust the carrying value to estimated fair value, if the impairment is deemed other-than-temporary.

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

As of April 3, 2011, available-for-sale securities consisted of the following:

(000’s omitted)	Cost	Accrued Interest	Gross Unrealized		Estimated Fair Value
			Gains	Losses
Money-market funds	$19	$—	$—	$—	$19
U.S. government agency and Treasury securities	10,099	—	—	—	10,099
Corporate obligations	1,631	9	20	—	1,660

	$11,749	$9	$20	$—	$11,778

As of October 3, 2010, available-for-sale securities consisted of the following:

(000’s omitted)	Cost	Accrued Interest	Gross Unrealized		Estimated Fair Value
			Gains	Losses
Money-market funds	$77	$—	$—	$—	$77
U.S. government agency and Treasury securities	13,498	—	—	—	13,498
Corporate obligations	3,163	10	30	—	3,203

	$16,738	$10	$30	$—	$16,778

The contractual maturities of these investments as of April 3, 2011 were as follows:

(000’s omitted)	Cost	Fair Value
Within 1 year	$11,749	$11,778
After 1 year through 5 years	—	—
After 5 years through 10 years	—	—
After 10 years	—	—

	$11,749	$11,778

The contractual maturities of these investments as of October 3, 2010 were as follows:

(000’s omitted)	Cost	Fair Value
Within 1 year	$13,575	$13,575
After 1 year through 5 years	3,160	3,200
After 5 years through 10 years	—	—
After 10 years	3	3

	$16,738	$16,778

The Company’s available-for-sale securities were included in the following captions in the condensed consolidated balance sheets:

(000’s omitted)	April 3, 2011	October 3, 2010
Cash equivalents	$10,118	$13,575
Marketable securities	1,660	3,203

	$11,778	$16,778

The Company did not have any realized gains or (losses) on available-for-sale securities for the three or six months ended April 3, 2011 or April 4, 2010.

16. Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements:

Effective January 4, 2010, the Company adopted ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820)—Improving Disclosures about Fair Value Measurements (ASU 2010-06). ASU 2010-06 requires additional disclosure within the rollforward activity for assets and liabilities measured at fair value on a recurring basis, including transfers of assets and liabilities between Level 1 and Level 2 of the fair value hierarchy and the separate presentation of purchases, sales, issuances and settlements of assets and liabilities within Level 3 of the fair value hierarchy. In addition, ASU 2010-06 requires enhanced disclosures of the valuation techniques and inputs used in the fair value measurements within Level 2 and Level 3. ASU 2010-06 was adopted beginning with the Company’s second quarter ended April 4, 2010, except for the disclosure of purchases, sales, issuances and settlements of Level 3 measurements, for which disclosures were not required until the Company’s first quarter of fiscal 2011. The Company did not have any transfers of assets or liabilities between Level 1 and Level 2 of the fair value hierarchy during fiscal 2010 and fiscal 2011 to date. See Note 13. The adoption of the additional disclosures for Level 1 and Level 2 fair value measurements did not have a material impact on the Company’s financial position, results of operations or cash flows. The Company adopted the requirement of additional disclosures of purchases, sales, issuances and settlements of Level 3 measurements beginning with the Company’s quarter ended

January 2, 2011. The adoption of the additional requirements had no impact on the Company’s financial position, results of operations or cash flows.

In December 2010, the FASB issued ASC update No. 2010-28, Intangibles-Goodwill and Other (Topic 350), When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts a consensus of the FASB Emerging Issues Task Force (ASC 2010-28). This amendment modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. The qualitative factors that an entity should consider when evaluating whether it is more likely than not that a goodwill impairment exists are consistent with the existing guidance for determining whether an impairment exists between annual tests. The adoption of this update did not have a material impact on the Company’s financial statements. This update was effective for fiscal periods beginning after December 15, 2010.

In December 2010, the FASB issued ASC update No. 2010-29, Business Combinations (Topic 805), Disclosure of Supplementary Pro forma Information for Business Combinations a consensus of the FASB Emerging Issues Task Force (ASC 2010-29). This amendment clarifies the periods for which pro forma financial information is presented. The disclosures include pro forma revenue and earnings of the combined entity for the current reporting period as though the acquisition date for all business combinations that occurred during the year had been as of the beginning of the annual reporting period. If comparative financial statements are presented, the pro forma revenue and earnings of the combined entity for the comparable prior reporting period should be reported as though the acquisition date for all business combinations that occurred during the current year had been as of the beginning of the comparable prior annual reporting period. The adoption of this update did not have a material impact on the Company’s financial statements. This update was effective for fiscal periods beginning after December 15, 2010.

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

We intend for this discussion and analysis to provide you with information that will assist you in understanding our consolidated financial statements. Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. This discussion and analysis should be read in conjunction with our consolidated financial statements as of April 3, 2011 and for the three and six months then ended and the notes thereto.

Our fiscal 2011 consists of 52 weeks while our fiscal 2010 consisted of 53 weeks. Therefore, while the six months ended April 3, 2011 consisted of 26 weeks, the six months ended April 4, 2010 included the additional week and consisted of 27 weeks. We estimate that the revenue and expense impact of the additional week was approximately $2 million each during the three months ended January 3, 2010.

Our sales for the three months ended April 3, 2011 increased 14% to $122.5 million, as compared to the same period in the prior year. The increase in sales was driven by the LifeVest and International businesses. LifeVest revenue grew 60% in the three months ended April 3, 2011 compared to the same period in fiscal 2010 as growing acceptance continues for this product. International revenues grew 25% in the three months ended April 3, 2011 compared to the same period in the prior fiscal year. This increase in International revenues is related primarily to higher sales volume of our defibrillator products and Temperature Management products. Revenues from the North American hospital business were consistent with revenues from this business in the prior-year quarter. The North American EMS environment continues to experience funding restrictions within public agencies, and revenue was down from the prior-year quarter. Our gross margin reflected a favorable mix of International revenue from our direct subsidiaries and an increased mix of higher-margin LifeVest revenue during the second quarter of fiscal 2011, as compared to the prior-year period.

Three Months Ended April 3, 2011 Compared To Three Months Ended April 4, 2010

Sales

Net sales by customer/product categories are as follows:

(000’s omitted)	April 3, 2011	April 4, 2010	% Change
Devices and Accessories to the Hospital Market-North America	$30,464	$30,121	1%
Devices, Accessories, and Data Management Software to the Pre-hospital Market-North America	32,750	34,203	(4%)
Devices, Accessories, and Data Management Software to the International Market	32,657	26,050	25%
LifeVest to the North America and International Markets	26,624	16,684	60%

Net Sales	$122,495	$107,058	14%

Our sales to the North American hospital market increased approximately 1% to $30.5 million, compared to the same period a year ago. The increase was primarily due to increased sales of professional defibrillators and Temperature Management products, which was partially offset by a decrease in revenue from US Military/Big Government sales.

Our sales to the North American pre-hospital market decreased approximately $1.5 million, or 4%, during the three months ended April 3, 2011, compared to the same quarter in the prior year. The decrease in North American pre-hospital market sales was the result of a decreased volume in professional defibrillator sales and, to a lesser extent, decreased sales volume of our AutoPulse product. We continue to believe the depressed North American pre-hospital market sales are a result of spending constraints given the general economic environment, and we expect that these constraints will continue throughout the remainder of this fiscal year.

International sales increased approximately $6.6 million, or 25%, during the three months ended April 3, 2011, in comparison to the prior-year period. The increase was primarily driven by increased sales volume of defibrillators and revenue derived from our Temperature Management business. This increase was partially offset by a decreased volume of AutoPulse sales. The increased volume of sales was driven primarily by our direct subsidiaries in Australia and the United Kingdom and our international distributors in India and the Asia Pacific region.

Total rental revenue of the LifeVest product increased 60% to $26.6 million in the second quarter of fiscal 2011 compared to $16.7 million in the same period of the prior year. This increase is the result of increased acceptance of the LifeVest product, improved productivity of our existing sales force and an increase in sales personnel.

Total sales of our Temperature Management products to all of our markets increased $2.1 million, or 52%, from $4.0 million in the second quarter of fiscal 2010 to $6.1 million in the second quarter of fiscal 2011. This growth is attributable to increased sales in the International market.

Total sales of the AutoPulse product to all of our markets decreased 34% during the three months ended April 3, 2011, compared to the three months ended April 4, 2010. The decrease in sales volume of the AutoPulse was primarily attributable to lower sales volume in the International market. Total AutoPulse sales were approximately $3.0 million in the second quarter of fiscal 2011 in comparison to $4.5 million in the prior-year quarter.

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

Gross margin for the three months ended April 3, 2011 increased to 58.3%, as compared with 54.8% during the same period in the prior year. This increase primarily reflected a favorable mix of International business and increased volume of LifeVest business. Other factors, including changes in product costs and other business mix, excluding International and LifeVest business, affecting the fluctuation in gross margin each individually represented less than one percentage point of our overall gross margin. Our gross margin tends to fluctuate from period to period as a result of unit volume levels, mix of product and customer class, geographical mix, foreign exchange rate fluctuations and overall market conditions.

Backlog

Backlog increased to approximately $29 million at April 3, 2011, compared to approximately $13 million at the end of the prior quarter. Backlog was approximately $22 million at April 4, 2010. Typically, we expect our backlog to decrease sequentially during the first and second quarters, remain flat during the third quarter, and increase during the fourth quarter due to the purchasing practices of our customers. We believe the maintenance of a modest backlog will help improve our efficiency, lower our costs and improve our profitability as we believe it will make it less likely that we will be required to incur substantial additional costs at the end of the quarter. Due to possible changes in delivery schedules, cancellation of orders and delays in shipments, our backlog at any particular date is not necessarily an accurate predictor of revenue for any succeeding period.

Costs and Expenses

Operating expenses for the three months ended April 3, 2011 and April 4, 2010 were as follows:

(000’s omitted)	April 3, 2011	% of Sales	April 4, 2010	% of Sales	Change %
Selling and marketing	$39,240	32%	$32,472	30%	21%
General and administrative	11,843	10%	9,403	9%	26%
Research and development	11,099	9%	11,292	11%	(2%)

Total expenses	$62,182	51%	$53,167	50%	17%

As a percentage of sales, selling and marketing expenses for the three months ended April 3, 2011 increased two percentage points to 32% compared to 30% for the three months ended April 4, 2010. The increased dollar spending for the three months ended April 3, 2011, compared to the three months ended April 4, 2010, primarily reflected increased expenses for the LifeVest sales force compensation and other costs related to the growth of this business, and, to a lesser extent, our International Temperature Management sales force costs as this business in Germany continues to expand.

As a percentage of sales, general and administrative expenses increased one percentage point to 10% of sales during the three months ended April 3, 2011, compared to the three months ended April 4, 2010. The increased dollar spending during the three months ended April 3, 2011 primarily reflected increased salaries and fringe benefits, particularly in support of the LifeVest business.

As a percentage of sales, research and development expenses for the three months ended April 3, 2011 decreased approximately two percentage points to 9% compared to 11% for the three months ended April 4, 2010. Research and development expenses decreased for the three months ended April 3, 2011 compared to the three months ended April 4, 2010, primarily due to reduced spending for clinical trials as patient enrollment in our AutoPulse clinical trial ended in January 2011. The decrease was partially offset by increased personnel-related expenses.

Investment and Other Income (Expense), Net

Investment and other income (expense), net includes interest income, realized and unrealized foreign exchange gains and losses, and other income and expense. Investment and other income (expense), net totaled approximately $453,000 and $248,000 for the three months ended April 3, 2011 and April 4, 2010, respectively. This improvement is primarily the result of the weaker US dollar during the second quarter of 2011 as we marked our foreign denominated intercompany receivables to market at the end of the quarter.

Income Taxes

Our effective tax rate for the three months ended April 3, 2011 and April 4, 2010 was 37.5% and 36.8%, respectively.

As of April 3, 2011 and October 3, 2010, we had approximately $3.8 million of uncertain tax positions, of which $2.2 million, if recognized, could impact the effective tax rate. Of this balance, approximately $900,000 is expected to reverse in fiscal 2011, $450,000 of which is expected to reduce a deferred tax asset. We recognize interest and penalties related to unrecognized tax benefits in income tax expense in the consolidated statements of income. We had $376,000 of accrued interest and penalties in income taxes payable as of April 3, 2011 and $312,000 as of October 3, 2010.

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

Six Months Ended April 3, 2011 Compared To Six Months Ended April 4, 2010

Sales

Net sales by customer/product categories are as follows:

(000’s omitted)	April 3, 2011	April 4, 2010	% Change
Devices and Accessories to the Hospital Market-North America	$61,080	$60,148	2%
Devices, Accessories, and Data Management Software to the Pre-hospital Market-North America	60,143	64,761	(7%)
Devices, Accessories, and Data Management Software to the International Market	65,505	55,803	17%
LifeVest to the North America and International Markets	48,929	31,558	55%

Net Sales	$235,657	$212,270	11%

Net sales increased approximately 11% for the six months ended April 3, 2011 compared to the prior-year period.

Sales to the North American hospital market increased approximately 2% compared to the same period a year ago. This increase was attributable primarily to an increase in volume of US Military/Big Government sales and Temperature Management products sold to hospitals. This increase was partially offset by decreased revenues from the sale of our defibrillator and AutoPulse products sold to hospitals.

Sales to the North American pre-hospital market decreased approximately $4.6 million, or 7%, compared to the same period in the prior year. The decrease in North American pre-hospital market sales was the result of a decreased volume in professional defibrillator sales and, to a lesser extent, decreased sales volume of our AEDs. We believe this is a result of spending constraints in the pre-hospital market given the general economic environment, and we expect that these constraints will continue throughout the remainder of the fiscal year.

International sales increased approximately $9.7 million, or 17%, during the six months ended April 3, 2011, in comparison to the prior-year period. The increase was primarily due to increased volume of defibrillator sales and Temperature Management product sales. The increased volume of sales was driven by our direct subsidiaries in Australia and the United Kingdom and our international distributors in the Middle East, Latin America and China.

Total rental revenue of the LifeVest product increased 55% to $48.9 million in the first six months of fiscal 2011 compared to $31.6 million in the same period of the prior year. Adjusting for the extra week in the prior year, LifeVest revenues increased 61%. This increase is the result of increased acceptance of the LifeVest product, improved productivity of our existing sales force and an increase in sales personnel.

Total sales of our Temperature Management products to all of our markets increased $3.3 million, or 39%, from $8.6 million in the first six months of fiscal 2010 to $11.9 million in the first six months of fiscal 2011. This growth is primarily attributable to an increased volume of sales in the International market.

Total sales of the AutoPulse product to all of our markets decreased 7% during the six months ended April 3, 2011, compared to the six months ended April 4, 2010. The decrease in sales volume of the AutoPulse was primarily attributable to lower sales volume in the North American pre-hospital and hospital markets. Total AutoPulse sales were approximately $7.8 million in comparison to $8.4 million in the prior-year period.

Gross Margins

Gross margin for the six months ended April 3, 2011 increased from 54.1% to 56.3% compared to the same period in the prior year. The gross margin increased primarily due to the increased volume of LifeVest business mix. Other factors, including changes in product costs, pricing and other business mix, excluding LifeVest business, affecting the fluctuation in gross margin each individually represented less than one percentage point of our overall gross margin. Our gross margin tends to fluctuate from period to period as a result of unit volume levels, mix of product and customer class, geographical mix, foreign exchange rate fluctuations and overall market conditions.

Costs and Expenses

Operating expenses for the six months ended April 3, 2011 and April 4, 2010 were as follows:

(000’s omitted)	Six Months Ended April 3, 2011	% of Sales	Six Months Ended April 4, 2010	% of Sales	Change %
Selling and marketing	$74,022	31%	$64,083	30%	16%
General and administrative	22,215	9%	18,914	9%	17%
Research and development	21,937	9%	22,655	11%	(3%)

Total expenses	$118,174	50%	$105,652	50%	12%

As a percentage of sales, selling and marketing expenses for the six months ended April 3, 2011 increased one percentage point to 31% compared to 30% for the six months ended April 4, 2010. The increased dollar spending primarily reflected increased expenses for the LifeVest sales force compensation and other costs related to the growth of this business. The increase is also attributable to our International Temperature Management sales force costs as our business in Germany continues to expand.

As a percentage of sales, general and administrative expenses remained flat at 9% of sales for the six months ended April 3, 2011 and April 4, 2010. The increased dollar spending for general and administrative expenses primarily reflected increased salaries and fringe benefits, including in support of the LifeVest business.

As a percentage of sales, research and development expenses for the six months ended April 3, 2011 decreased approximately two percentage points compared to the six months ended April 4, 2010. Research and development expenses decreased for the six months ended April 3, 2011 compared to the six months ended April 4, 2010, due predominantly to decreased costs related to our on-going clinical trials as well as a reduction of costs associated with our strategic alliance with Welch Allyn. These decreases were partially offset by increased personnel-related expenses, including salaries and fringe benefits.

Investment and Other Income (Expense), Net

Investment and other income (expense), net includes interest income, realized and unrealized foreign exchange gains and losses, and other income and expense. Investment and other income (expense), net totaled approximately $717,000 and $226,000 for the six months ended April 3, 2011 and April 4, 2010, respectively. This increase is primarily the result of the weakening U.S. dollar during fiscal 2011, as compared to fiscal 2010, as we marked our short-term foreign denominated intercompany receivables to market at the end of the reporting period.

Income Taxes

Our effective tax rate for the six months ended April 3, 2011 and April 4, 2010 was 35% and 36.8%, respectively. The difference between the effective rates is primarily due to the extension of the U.S. research and development tax credit, retroactively from January 1, 2010, during the first quarter of fiscal 2011 and certain other adjustments. This extension allowed a full-year tax credit estimate for fiscal 2011 to be included in our fiscal 2011 rate calculation along with a discrete period adjustment of approximately $700,000 recognized during the first quarter of fiscal 2011 to record the tax credit related to the retroactive application of the credit extension. This credit extension’s discrete period adjustment was offset in part by other discrete period items, resulting in a net discrete period adjustment of $297,000. The prior period projected annual rate only contained one quarter of a full-year credit in the annual rate calculation. We estimated that our fiscal 2011 effective tax rate will be approximately 35%.

Liquidity and Capital Resources

We believe that our overall financial condition remains strong. Our cash, cash equivalents and short-term marketable securities at April 3, 2011 totaled $57.4 million compared with $62.3 million at October 3, 2010. We continue to have no long-term debt. During the second quarter of fiscal 2011, we paid approximately $26.3 million in cash to the former stockholders of Lifecor for the fiscal 2010 earn-out, which was the final earn-out for this acquisition.

As we have previously stated, we have used cash, and it is possible we will use additional cash, to assist customers who transition to our products with various financing arrangements. We also may use cash to assist creditworthy customers with various financing arrangements as a result of the current difficult liquidity and credit environment.

Cash Requirements

We believe that the combination of existing cash, cash equivalents, and highly liquid short-term investments, together with future cash to be generated by operations and amounts available under our unsecured line of credit of up to $12 million, will be sufficient to meet our ongoing operating and capital expenditure requirements for the foreseeable future. We believe we have, and will maintain, sufficient cash to meet future contingency payments related to acquisitions made in prior periods.

We may also need to use these funds in the future for potential acquisitions.

Sources and Uses of Cash

To assist with the discussion, the following table presents the abbreviated cash flows for the six months ended April 3, 2011 and April 4, 2010:

(000’s omitted)	Six months ended April 3, 2011	Six months ended April 4, 2010
Net income	$9,924	$5,966
Changes not affecting cash	15,285	13,500
Changes in current assets and liabilities	(4,585)	(11,110)

Cash provided by operating activities	20,624	8,356
Cash used for investing activities	(31,468)	(20,436)
Cash provided by financing activities	6,768	5,808
Effect of foreign exchange rates on cash	761	(381)

Net change in cash and cash equivalents	(3,315)	(6,653)
Cash and cash equivalents - beginning of period	59,058	51,061

Cash and cash equivalents - end of period	$55,743	$44,408

Operating Activities

Cash provided by operating activities of $20.6 million for the six months ended April 3, 2011 represented an increase of approximately $12.3 million compared to cash provided by operating activities for the six months ended April 4, 2010 of $8.4 million. The increase in cash provided by operating activities for the six months ended April 3, 2011, as compared to the six months ended April 4, 2010, was primarily attributable to an increase of $10.0 million in cash provided by accounts receivable, and to a lesser extent, higher net income and a reduction in cash used for inventory for the six months ended April 3, 2011 as compared to the six months ended April 4, 2010. These increases were partially offset by less cash provided by accounts payable and accrued expenses.

Investing Activities

Cash used in investing activities during the six months ended April 3, 2011 increased by approximately $11.0 million compared to cash used in investing activities during the six months ended April 4, 2010. This increase is primarily attributable to more cash paid out in fiscal year 2011 as contingent consideration for prior year acquisitions than in the previous fiscal year. This increase was partially offset by fewer additions to other assets and by more cash having been generated from sales of marketable securities during the six months ended April 3, 2011 as compared to the same period in the prior year.

Financing Activities

Cash provided by financing activities during the six months ended April 3, 2011 increased approximately $1.0 million compared to the six months ended April 4, 2010. The change reflects the recording of a stock option tax benefit for the first six months of fiscal 2011 which was partially offset by a higher number of stock options exercised during the comparable six month period of fiscal 2010 than in fiscal 2011 (options for 275,470 shares exercised in the current period compared to options for 312,070 shares exercised in the previous year period).

Investments

In March 2004, we acquired substantially all the assets of Infusion Dynamics. Under the terms of the acquisition, we are obligated to make additional earn-out payments through 2011 (“contingencies”) based on the performance of the acquired business (See Note 8). Because additional consideration is based on the growth of sales, a reasonable estimate of the future payments to be made cannot be determined. As these contingencies are resolved and the consideration is distributable, we record the fair value of the additional consideration as additional cost of the acquired assets. Our earn-out payments, in the form of cash, for fiscal 2010 and 2009 and 2008 were approximately $25,000, $19,000 and $19,000, respectively. The annual earn-outs were accrued during the fiscal period when earned and paid out in the subsequent fiscal period.

We exercised our option to acquire the business and assets of Lifecor, Inc. on March 22, 2006 and acquired the business and assets on April 10, 2006. We assumed Lifecor’s outstanding debt (plus an additional $3.0 million owed to us, which was cancelled) and certain stated liabilities. We paid the third-party debt in April 2006. We agreed to pay additional consideration in the form of earn-out payments to Lifecor based upon future revenue growth of the acquired business over a five-year period (See Note 8). The earn-out payment to Lifecor for fiscal 2009 and fiscal 2008 were both made in the form of cash in the approximate amounts of $12.8 million and $4.5 million, respectively. In the fourth quarter of fiscal 2010, we accrued approximately $26.3 million for the fiscal 2010 earn-out which was paid in cash to Lifecor in the second quarter of fiscal 2011. The annual earn-outs were accrued during the fiscal period when earned and paid out in subsequent fiscal periods. The fiscal 2010 payment was the final earn-out payment for the Lifecor acquisition. The total earnout payments for this acquisition were $46.8 million, and all payments were made in cash.

In October 2010, we acquired the assets and assumed certain liabilities of Road Safety International, Inc. (“Road Safety”). The Road Safety product is installed in an ambulance or fire vehicle and provides real-time feedback via audible alerts in situations such as speeding or hard cornering to help the driver avert an accident. The Road Safety product encourages a safer ambulance environment during patient treatment, records vehicle operating data for analysis, and can also be used to help reduce vehicle maintenance costs. The acquisition provides for consideration to be paid in the form of possible annual earn-out payments based on revenues for the next two fiscal years. If both earn-outs are achieved, total consideration (including liabilities assumed) could approximate $550,000.

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

Off-Balance Sheet Arrangements

Our only off-balance sheet arrangements consist of non-cancelable operating leases entered into in the ordinary course of business and one minimum purchase commitment contract for critical raw material components. The table shown below in the next section titled “Contractual Obligations and Other Commercial Commitments” shows the amounts of our operating lease commitments and purchase commitments payable by year. For liquidity purposes, we generally choose to lease our facilities instead of purchasing them.

Contractual Obligations and Other Commercial Commitments

The following table sets forth certain information concerning our obligations and commitments to make future payments under contracts, such as lease agreements.

	Payments Due by Period
(000’s omitted)	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Contractual Obligations
Non-Cancelable Operating Lease Obligations	$40,317	$3,058	$7,721	$9,140	$20,398
Purchase Obligations	647	647	—	—	—

Total Contractual Obligations	$40,964	$3,705	$7,721	$9,140	$20,398

We lease certain office and manufacturing space under operating leases. Our office leases are subject to adjustments based on actual floor space occupied. The leases also require payment of real estate taxes and operating costs. We currently have an option to purchase the ZOLL LifeVest manufacturing facility, located in Pittsburgh, Pennsylvania. In addition to the office leases, we lease automobiles for business use by a portion of the sales force.

Our executive headquarters and defibrillator and fluid resuscitation manufacturing operations are located in Chelmsford, Massachusetts. The Chelmsford facility is covered by an eight year lease, beginning July 1, 2003 and expiring on June 29, 2011, as well as two smaller subleases that also expire on June 29, 2011. The agreements do not contain a renewal period and provide that we pay a pro-rata amount of the landlord’s real estate tax and operating expenses based upon square footage. The main lease also provided us with an allowance of approximately $3.7 million for any construction costs associated with our relocation efforts to the leased facility. This reimbursement has been recorded as a deferred lease incentive within accrued expenses and other liabilities and is being amortized as a reduction to rent expense over the life of the lease. Any leasehold improvements made as part of the relocation have been capitalized as leasehold improvements within “Property and Equipment” and are being amortized over the eight year life of the lease. We entered into a new 10-year lease for our Chelmsford facility on December 29, 2010 which will commence on June 30, 2011 and expire on June 30, 2021. The new lease agreement includes an option to renew the lease for two successive periods of five years each. We will continue to pay a pro-rata amount of the landlord’s real estate tax and operating expenses based upon square footage.

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

Contractual obligations that are contingent upon future performance and growth of sales are not included in the table above. These contractual obligations are the additional earn-out payments for the assets of Infusion Dynamics, through fiscal 2011, and the assets of Road Safety, through fiscal 2013.

Hedging Activities

At times, we use forward contracts to reduce our exposure to foreign currency risk due to fluctuations in exchange rates underlying the value of forecasted sales to subsidiaries denominated in foreign currencies as well as intercompany accounts receivable denominated in foreign currencies.

As of April 3, 2011 we had three foreign currency forward contracts designated as cash flow hedges in the amount of approximately $8 million, serving as a hedge of our forecasted sales to our subsidiaries, all maturing in less than twelve months. The net settlement amount of these contracts on April 3, 2011 was an unrealized loss of approximately $384,000, which is included within “Accumulated other comprehensive income” on our condensed consolidated balance sheet. We had a net realized loss of approximately $150,000 from foreign currency forward contracts designated as cash flow hedges during the quarter ended April 3, 2011, which was included in earnings within “Product sales” in the condensed consolidated statement of income. We did not have any foreign currency forward contracts designated as cash flow hedges during the quarter ended April 4, 2010. Any gains or losses on the fair value of the derivative contracts would be largely offset by the losses and gains on the underlying transactions. These offsetting gains and losses are not reflected above.

We had two foreign currency forward contracts not designated as hedging instruments outstanding at April 3, 2011 in the notional amount of approximately 6 million Australian Dollars. These derivative instruments are intended to mitigate a substantial portion of the foreign currency risk of our Australian Dollar-denominated intercompany balances. The net settlement amount of these contracts on April 3, 2011 is an unrealized loss of approximately $267,000, which is included in earnings within “investment and other income (expense), net.” We had a net realized gain of approximately $8,000 from foreign currency forward contracts during the quarter ended April 3, 2011, which is included in earnings within “investment and other income (expense), net,” compared to a net realized gain of approximately $448,000 for the prior year’s quarter. Any gains or losses on the fair value of the derivative contract would be largely offset by the losses and gains on the underlying transactions. These offsetting gains and losses are not reflected above.

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

We recently received a warning letter from the FDA, dated April 22, 2011, addressing certain aspects of battery life on our AED Plus product. We believe we need to provide additional data and action plans concerning battery life to satisfy the FDA on this matter. We have always complied with warning letters we have received in the past, and we intend to address this warning letter to the full satisfaction of the FDA.

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

On September 28, 2009, we entered into a “state of readiness” contract awarded by the U.S. government to supply defibrillators on short notice. A similar contract with the U.S. government expired on September 27, 2009. Based upon the award, we expect to receive two types of payments from the U.S. government. The first payment of approximately $4 million, which was received during the first half of fiscal 2010 and is carried within “Deferred revenue” on our balance sheet as a liability under government contracts, is to reimburse us for the cost to acquire inventories required to meet potentially short-notice delivery schedules. We also expect to receive a payment from the U.S. government to compensate us for managing the purchase, build, storage and inventory rotation process. We expect that this payment will also compensate us for making future production capacity available. The portion of this payment associated with the purchase and build aspects of the contract we expect will be recognized on a proportional performance basis. The contract has a one-year term with up to an additional four one-year extensions. Under this contract, the U.S. Government has two options to acquire defibrillators. The U.S. Government may buy on a replenishment basis, which means we will record a sale under our normal U.S. Government price list and maintain our “state of readiness”, or the U.S. Government may buy on a non-replenishment basis, which will generally allow us to obtain normal margins but will reduce our future obligations under this arrangement.

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

As of April 3, 2011, our accounts receivable balance of $93.5 million is reported net of allowances of $6.7 million. We believe our reported allowances at April 3, 2011 are adequate. If the financial conditions of our customers were to deteriorate, however, resulting in their inability to make payments, we might need to record additional allowances, resulting in additional expenses being recorded for the period in which such determination would be made.

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

Used ZOLL equipment is recorded at the lower of cost or market. We regularly review our reserves to ensure that the balance sheet value associated with our trade-in equipment is fairly stated.

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

Warranty Reserves

Our products are sold with warranty provisions that require us to remedy deficiencies in quality or performance over a specified period of time, usually one year for pre-hospital and international customers and five years for hospital customers. Revenue is deferred for pre-hospital customers who receive warranties beyond one year. Such revenue is then recognized over the period of extended warranty. We provide for the estimated cost of product warranties at the time product is shipped and revenue is recognized. The costs that we estimate include material, labor, and shipping. While we engage in product quality programs and processes, our warranty obligation is affected by product failure rates, material usage and service delivery costs incurred in correcting a product failure. We believe that our recorded liability of $4.3 million at April 3, 2011 is adequate to cover future costs for the servicing of our products sold through that date and under warranty. If actual product failure rates, material usage or service delivery costs differ from our estimates, revisions to the estimated warranty liability would be required.

Inventory

We value our inventories at the lower of cost or market. Cost is determined by the first-in, first-out (“FIFO”) method, including material, labor and factory overhead.

Inventory on hand may exceed future demand either because the product is outdated or obsolete, or because the amount on hand is in excess of future needs. We provide for the total value of inventories that we determine to be obsolete based on criteria such as customer demand and changing technologies. We estimate excess inventory amounts by reviewing quantities on hand and comparing those quantities to sales forecasts for the next 12 months, identifying historical service usage trends, and matching that usage with the installed base quantities to estimate future needs. At April 3, 2011, our inventory was recorded at net realizable value requiring reserves of $7.7 million, or 10% of our $77.0 million gross inventories.

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

Goodwill

At April 3, 2011, we had approximately $79 million in goodwill, primarily resulting from our acquisitions of the assets of Lifecor Corporation (approximately $45 million), Revivant, Inc. (approximately $22 million), certain assets of BIO-key International, Inc. (approximately $5 million), the assets of Infusion Dynamics, Inc. (approximately $4 million), and the assets of Alsius Corporation (approximately $3 million). We test our goodwill for impairment at least annually by comparing the fair value of our reporting units to the carrying value of those reporting units. Additionally, we periodically review our goodwill for impairment whenever events or changes in circumstances indicate that a potential impairment has occurred.

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

As of April 3, 2011, no events occurred or circumstances changed that might indicate that the fair value of any of our reporting units with goodwill is less than its book value.

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

We have international subsidiaries in Canada, the United Kingdom, the Netherlands, France, Germany, Austria, Australia, New Zealand and China. These subsidiaries transact business in their functional or local currency. Therefore, we are exposed to foreign currency exchange risks and fluctuations in foreign currencies, along with economic and political instability in the foreign countries in which we operate, all of which could adversely impact our results of operations and financial condition.

At times, we use foreign currency forward contracts to manage our currency transaction exposures from forecasted foreign currency denominated sales to our subsidiaries. These foreign currency forward contracts are designated as cash flow hedges under FASB ASC 815, Derivatives and Hedging. Therefore the effective portion of the gain or loss is reported as a component of other comprehensive income and will be reclassified into earnings in the same period or periods during which the hedged forecasted transaction affects earnings. The ineffective portion of the derivative’s change in fair value is recognized currently through earnings regardless of whether the instrument is designated as a hedge. At April 3, 2011, we had three foreign currency forward contracts outstanding, all maturing in less than twelve months, to exchange the Euro for U.S. Dollars totaling approximately $8 million. A sensitivity analysis of a change in the fair value of the derivative foreign exchange contracts outstanding at April 3, 2011 indicates that, if the U.S. dollar weakened by 10% against the different foreign currencies, the fair value of these contracts would decrease by approximately $849,000 resulting in a total loss on the contracts of approximately $1.2 million. Conversely, if the U.S. dollar strengthened by 10% against the different foreign currencies, the fair value of these contracts would increase by approximately $772,000 resulting in a total gain on the contracts of approximately $388,000. Any gains and losses on the fair value of the derivative contracts would be largely offset by losses and gains on the underlying transactions. These offsetting gains and losses are not reflected in the analysis below.

We also use foreign currency forward contracts not designated as hedging instruments to manage our currency transaction exposures. These derivative instruments are marked-to-market with changes in fair value recorded to earnings. These derivative instruments do not subject our earnings or cash flows to material risk since gains and losses on those derivatives generally offset losses and gains on the assets and liabilities being hedged. We had two foreign currency forward contracts outstanding at April 3, 2011. These derivative instruments are intended to mitigate a substantial portion of the foreign currency risk of our Australian Dollar-denominated intercompany balances in the notional amount of approximately 6 million Australian Dollars. The fair value of these contracts at April 3, 2011 was approximately $6.2 million, resulting in an unrealized loss of approximately $267,000. A sensitivity analysis of a change in the fair value of the derivative foreign exchange contracts outstanding at April 3, 2011 indicates that, if the U.S. dollar weakened by 10% against the different foreign currencies, the fair value of these contracts would decrease by approximately $621,000 resulting in a total loss on the contracts of approximately $888,000. Conversely, if the U.S. dollar strengthened by 10% against the different foreign currencies, the fair value of these contracts would increase by approximately $564,000 resulting in a total gain on the contracts of approximately $297,000. Any gains and losses on the fair value of the derivative contracts would be largely offset by losses and gains on the underlying transaction. These offsetting gains and losses are not reflected in the analysis below.

Cash Flow Hedges

Exchange Rate Sensitivity: April 3, 2011

(Amounts in $)

	Expected Maturity Dates						Total	Unrealized loss
	2011	2012	2013	2014	2015	Thereafter
Forward Exchange Agreements (Receive $/Pay Euro) Contract Amount	$8,110,000						$8,110,000	$384,000
Average Contract Exchange Rate	1.3516	—	—	—	—	—	1.3516

Intercompany Receivable Hedge

Exchange Rate Sensitivity: April 3, 2011

(Amounts in $)

	Expected Maturity Dates						Total	Unrealized loss
	2011	2012	2013	2014	2015	Thereafter
Forward Exchange Agreements (Receive $/Pay Australian Dollars) Contract Amount	$5,943,000						$5,943,000	$267,000
Average Contract Exchange Rate	0.9905	—	—	—	—	—	0.9905

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), were effective as of April 3, 2011, to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Controls Over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended April 3, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There have been no material changes to the Risk Factors previously disclosed in Part I, Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended October 3, 2010, which was filed with the SEC on December 17, 2010, except that we have modified the following risk factor:

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

We, like most of our U.S. competitors, have received warning letters from the FDA in the past, and we may receive warning letters in the future. The number of warning letters issued within the industry has been on the rise; for example, the number of warning letters issued within the industry in 2009 and 2010 significantly exceeded the number of warning letters issued prior to this period. We recently received a warning letter from the FDA, dated April 22, 2011, addressing certain aspects of battery life on our AED Plus product. We believe we need to provide additional data and action plans concerning battery life to satisfy the FDA on this matter. We expect to fully comply with the actions required by this warning letter. However, our failure to comply with FDA regulations could result in sanctions being imposed on us, including restrictions on the marketing or recall of our products. These sanctions could have a material adverse effect on our business.

In general, the FDA is becoming increasingly active in its regulatory activities. For example, the FDA recently launched an initiative to facilitate the development of safer and more effective external defibrillators through improved design and manufacturing practices. The FDA states its initiative will promote innovation of next-generation external defibrillators, enhance the ability of the external defibrillator industry and the FDA to identify and respond to safety problems and risks more quickly and effectively, and designate an appropriate premarket regulatory pathway for AEDs that promotes best practices for design and testing. As a result of this initiative, we expect the FDA to focus greater scrutiny on external defibrillator companies such as ZOLL

If a foreign regulatory agency believes that we are not operating in compliance with their laws and regulations, they could prevent us from selling our products in their country, which could have a material adverse effect on our business.

Item 5.	Other Information

            None.

Item 6.	Exhibits

Exhibit No.	Exhibit

3.1	Amended and Restated By-laws (previously filed as an exhibit to the Company’s Registration Statement on Form S-1, as amended, under the Securities Act of 1933 (Registration Statement No. 333-47937) filed with the Securities and Exchange Commission on May 15, 1992).

3.2	Certificate of Amendment to the Company’s Amended and Restated By-Laws (previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 25, 2007).

3.3	Certificate of Amendment to the Company’s Amended and Restated By-Laws (previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 12, 2008).

3.4	Certificate of Amendment to the Company’s Amended and Restated By-Laws (previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 22, 2009).

3.5	Certificate of Amendment to the Company’s Amended and Restated By-Laws (previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 31, 2011).

10.1	Amended and Restated 2001 Stock Incentive Plan, as amended and restated by the Board of Directors on November 16, 2010, and approved by the Company’s stockholders on February 10, 2011 (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 15, 2011).

10.2	Amended and Restated 2006 Non-Employee Director Stock Option Plan, as amended and restated by the Board of Directors on November 16, 2010, and approved by the Company’s stockholders on February 10, 2011 (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 15, 2011).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (2)

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (2)

(1)	Filed herewith.
(2)	Furnished herewith.
*	This certification shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, nor shall it be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZOLL MEDICAL CORPORATION

Date: May 12, 2011	By:	/s/ RICHARD A. PACKER
Richard A. Packer,
Chief Executive Officer (Principal Executive Officer)

Date: May 12, 2011	By:	/s/ A. ERNEST WHITON
A. Ernest Whiton,
Vice President of Administration and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit

3.1	Amended and Restated By-laws (previously filed as an exhibit to the Company’s Registration Statement on Form S-1, as amended, under the Securities Act of 1933 (Registration Statement No. 333-47937) filed with the Securities and Exchange Commission on May 15, 1992).

3.2	Certificate of Amendment to the Company’s Amended and Restated By-Laws (previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 25, 2007).

3.3	Certificate of Amendment to the Company’s Amended and Restated By-Laws (previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 12, 2008).

3.4	Certificate of Amendment to the Company’s Amended and Restated By-Laws (previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 22, 2009).

3.5	Certificate of Amendment to the Company’s Amended and Restated By-Laws (previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 31, 2011).

10.1	Amended and Restated 2001 Stock Incentive Plan, as amended and restated by the Board of Directors on November 16, 2010, and approved by the Company’s stockholders on February 10, 2011 (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 15, 2011).

10.2	Amended and Restated 2006 Non-Employee Director Stock Option Plan, as amended and restated by the Board of Directors on November 16, 2010, and approved by the Company’s stockholders on February 10, 2011 (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 15, 2011).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (2)

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (2)

(1)	Filed herewith.
(2)	Furnished herewith.
*	This certification shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, nor shall it be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.