Form 10-Q
period 2011-07-03
ZOLL MEDICAL CORP
filed 2011-08-08
CIK 887568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 3, 2011.

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock as of the latest practicable date:

Class	Outstanding at August 5, 2011
Common Stock, $0.01 par value	22,139,742

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

ZOLL MEDICAL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(000’s omitted, except per share data)

(Unaudited)

	July 3, 2011	Oct. 3, 2010
Assets
Current assets:
Cash and cash equivalents	$59,468	$59,058
Marketable securities	1,326	3,203
Accounts receivable, less allowances of $8,182 and $5,843 at July 3, 2011 and October 3, 2010, respectively	104,096	99,543
Inventories:
Raw materials	28,204	29,152
Work-in-process	9,322	6,799
Finished goods	28,264	34,007

	65,790	69,958
Prepaid expenses and other current assets	25,775	24,649

Total current assets	256,455	256,411

Property and equipment at cost:
Land, building and improvements	2,285	1,355
Machinery and equipment	86,481	79,388
Rental equipment	54,910	35,868
Construction in progress	1,814	3,180
Tooling	20,637	18,678
Furniture and fixtures	4,673	4,245
Leasehold improvements	7,218	6,533

	178,018	149,247
Less accumulated depreciation and amortization	112,283	99,324

Net property and equipment	65,735	49,923
Investments	1,310	1,310
Notes receivable	1,947	3,709
Goodwill	79,060	79,048
Intangibles and other assets, net	39,284	40,369

	$443,791	$430,770

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$20,441	$22,801
Deferred revenue	21,676	20,871
Accrued expenses and other liabilities	31,224	54,526

Total current liabilities	73,341	98,198

Non-Current liabilities:
Other long-term liabilities	18,267	18,994

Total liabilities	91,608	117,192

Commitments and contingencies (Notes 8 and 14)
Stockholders’ equity:
Preferred stock, $0.01 par value, authorized 1,000 shares, none issued or outstanding	—	—
Common stock, $0.01 par value, authorized 38,000 shares, 22,060 and 21,504 issued and outstanding at July 3, 2011 and October 3, 2010, respectively	220	215
Capital in excess of par value	189,602	172,077
Accumulated other comprehensive loss	(5,229)	(6,891)
Retained earnings	167,590	148,177

Total stockholders’ equity	352,183	313,578

	$443,791	$430,770

See notes to unaudited condensed consolidated financial statements.

ZOLL MEDICAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(000’s omitted, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	July 3, 2011	July 4, 2010	July 3, 2011	July 4, 2010
Product sales	$106,116	$93,340	$292,844	$274,052
Rental revenue	30,035	17,986	78,964	49,544

Total revenue	136,151	111,326	371,808	323,596
Cost of products sold	50,032	46,760	141,096	136,697
Cost of rental revenue	6,974	4,483	18,854	11,945

Total cost of revenue	57,006	51,243	159,950	148,642

Gross profit	79,145	60,083	211,858	174,954
Expenses:
Selling and marketing	42,608	32,954	116,630	97,037
General and administrative	11,448	9,059	33,663	27,973
Research and development	11,676	11,570	33,613	34,225

Total expenses	65,732	53,583	183,906	159,235

Income from operations	13,413	6,500	27,952	15,719
Investment and other income (expense), net	222	122	939	348

Income before income taxes	13,635	6,622	28,891	16,067
Provision for income taxes	4,146	885	9,478	4,364

Net income	$9,489	$5,737	$19,413	$11,703

Basic earnings per common share	$0.43	$0.27	$0.89	$0.55

Weighted average common shares outstanding	21,963	21,445	21,765	21,343

Diluted earnings per common and common equivalent share	$0.42	$0.26	$0.87	$0.54

Weighted average common and common equivalent shares outstanding	22,703	21,859	22,350	21,675

See notes to unaudited condensed consolidated financial statements.

ZOLL MEDICAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(000’s omitted)

(Unaudited)

	Nine Months Ended
	July 3, 2011	July 4, 2010
OPERATING ACTIVITIES:
Net income	$19,413	$11,703
Charges not affecting cash:
Depreciation and amortization	20,266	18,023
Stock-based compensation expense	3,180	3,080
Changes in current assets and liabilities:
Accounts receivable	(3,482)	(835)
Inventories	(16,317)	(17,911)
Prepaid expenses and other current assets	(1,082)	(661)
Accounts payable and accrued expenses	352	8,619

Cash provided by operating activities	22,330	22,018

INVESTING ACTIVITIES:
Sales of marketable securities	1,869	3,689
Additions to property and equipment	(11,398)	(9,425)
Payment of contingent consideration related to prior years’ acquisitions	(26,278)	(12,798)
Other assets, net	(1,095)	(1,877)

Cash used for investing activities	(36,902)	(20,411)

FINANCING ACTIVITIES:
Exercise of stock options	9,543	6,810
Stock option tax benefit	4,924	761
Taxes paid related to net share settlement of equity awards	(117)	(64)

Cash provided by financing activities	14,350	7,507

Effect of exchange rates on cash and cash equivalents	632	(1,059)

Net increase in cash and cash equivalents	410	8,055
Cash and cash equivalents at beginning of period	59,058	51,061

Cash and cash equivalents at end of period	$59,468	$59,116

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period:
Income taxes	$2,159	$4,164

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

Net sales by customer/product categories were as follows:

	Three Months Ended		Nine Months Ended
(000’s omitted)	July 3, 2011	July 4, 2010	July 3, 2011	July 4, 2010
Hospital Market—North America	$35,352	$29,735	$96,432	$89,883
Pre-hospital Market—North America	33,230	34,607	93,373	99,368
International Market-excluding North America	37,534	28,998	103,039	84,801
LifeVest-North America and International	30,035	17,986	78,964	49,544

	$136,151	$111,326	$371,808	$323,596

The Company reports assets on a consolidated basis to the chief operating decision maker.

Geographic information: Net sales by major geographical area, determined on the basis of destination of the goods, are as follows:

	Three Months Ended		Nine Months Ended
(000’s omitted)	July 3, 2011	July 4, 2010	July 3, 2011	July 4, 2010
United States	$92,665	$74,133	$250,902	$219,279
Foreign	43,486	37,193	120,906	104,317

	$136,151	$111,326	$371,808	$323,596

No individual foreign country represented 10% or more of the Company’s revenues or assets for the three or nine months ended July 3, 2011 or July 4, 2010. Therefore, no revenue attributable to any individual foreign country was material during these periods.

In each of the three or nine months ended July 3, 2011 or July 4, 2010, no single customer represented over 10% of the Company’s consolidated total revenue.

3. Comprehensive Income

The Company computes comprehensive income (loss) in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 220, Comprehensive Income, (formerly Statement of Financial Accounting Standard (SFAS) No. 130, Reporting Comprehensive Income). FASB ASC 220 establishes standards for the reporting and display of comprehensive income (loss) and its components in financial statements. Other comprehensive income (loss), as defined, includes all changes in equity during a period from non-owner sources, such as unrealized gains and losses on available-for-sale securities, unrealized gains and losses on derivative instruments and foreign currency translation. Total comprehensive income (loss) for the three and nine months ended July 3, 2011 or July 4, 2010, respectively, was as follows:

	Three Months Ended		Nine Months Ended
(000’s omitted)	July 3, 2011	July 4, 2010	July 3, 2011	July 4, 2010
Net income	$9,489	$5,737	$19,413	$11,703
Unrealized gain (loss) on available-for-sale securities	(9)	113	(18)	187
Unrealized gain (loss) on derivative instruments	39	—	(345)	—
Foreign currency translation adjustment	588	(749)	2,025	(747)

Total comprehensive income	$10,107	$5,101	$21,075	$11,143

4. Stock Option Plans

At July 3, 2011, the Company had two active stock-based compensation plans under which stock-based grants may be issued, and two other stock-based compensation plans under which grants are no longer being made. No further grants are being made under the Company’s 1992 Stock Option Plan (“1992 Plan”) and 1996 Non-Employee Directors’ Stock Option Plan (“1996 Plan”), but option grants remain outstanding under both plans. The Company’s active plans are the Amended and Restated 2001 Stock Incentive Plan (“2001 Plan”) and the Amended and Restated 2006 Non-Employee Director Stock Option Plan (“2006 Plan”).

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

Stock-based compensation charges totaled approximately $1.1 million and $3.2 million during the three and nine months ended July 3, 2011, respectively, and totaled approximately $1.3 million and $3.1 million during the three and nine months ended July 4, 2010, respectively. The effect of recording stock-based compensation by line item for the three and nine months ended July 3, 2011 and July 4, 2010 was as follows:

	Three Months Ended		Nine Months Ended
(000’s omitted)	July 3, 2011	July 4, 2010	July 3, 2011	July 4, 2010
Cost of revenue	$106	$52	$293	$207
Selling and marketing expense	199	302	604	680
General and administrative expense	657	738	1,954	1,720
Research and development expense	129	193	329	473

Total stock-based compensation	$1,091	$1,285	$3,180	$3,080

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions for grants issued during the nine months ended July 3, 2011 and July 4, 2010:

	Nine Months Ended July 3, 2011	Nine Months Ended July 4, 2010
Dividend yield	0%	0%
Expected volatility	44.1%	42.4%
Risk-free interest rate	1.59%	2.37%
Expected lives (years)	5.27	5.14

The weighted-average, grant-date fair value of options granted (estimated using the Black-Scholes option-pricing model) was $12.98 and $8.79 for the nine months ended July 3, 2011 and July 4, 2010, respectively. During the nine months ended July 3, 2011, the Company issued 544,617 shares of Common Stock pursuant to exercised options for proceeds of approximately $9.5 million. Total intrinsic value of options exercised for the nine months ended July 3, 2011 and July 4, 2010 was approximately $16.8 million and $2.7 million, respectively. It is the Company’s policy to issue new shares upon the exercise of options.

The following table summarizes the status of outstanding stock options as of July 3, 2011, as well as changes during the nine months ended July 3, 2011:

	Shares	Weighted- Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term in Years	Aggregate Intrinsic Value ($000’s)
Outstanding at October 3, 2010	2,084,011	$19.35
Granted	414,000	31.46
Exercised	(544,617)	17.52
Forfeited	(16,175)	21.80

Outstanding at July 3, 2011	1,937,219	$22.43	6.83	$67,877

Exercisable at July 3, 2011	1,018,266	$18.99	5.34	$39,179

The following table summarizes the status of unvested restricted stock awards as of July 3, 2011, as well as changes during the nine months ended July 3, 2011:

	Shares	Weighted- Average Fair Value
Unvested at October 3, 2010	40,154	$24.82
Granted	44,150	47.57
Vested	(14,208)	24.95
Forfeited	(2,139)	25.88

Unvested at July 3, 2011	67,957	$39.54

At July 3, 2011, there was approximately $9.8 million of unrecognized compensation cost related to non-vested stock option and restricted stock awards, which the Company expects to recognize over a weighted-average period of 2.9 years.

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

	Three Months Ended		Nine Months Ended
(000’s omitted)	July 3, 2011	July 4, 2010	July 3, 2011	July 4, 2010
Average shares outstanding for basic earnings per share	21,963	21,445	21,765	21,343
Dilutive effect of stock options and unvested restricted stock	740	414	585	332

Average shares outstanding for diluted earnings per share	22,703	21,859	22,350	21,675

Average shares outstanding for diluted earnings per share for the three and nine months ended July 3, 2011 does not include options to purchase 32,000 and 37,000 shares of Common Stock, respectively, as their effect would have been antidilutive. Average shares outstanding for diluted earnings per share for the three and nine months ended July 4, 2010 does not include options to purchase 219,000 and 950,000 shares of Common Stock, respectively, as their effect would have been antidilutive.

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

Designated Foreign Currency Contracts

The Company sometimes uses foreign currency forward contracts to manage its currency transaction exposures from forecasted foreign currency denominated sales to its subsidiaries. These foreign currency forward contracts are designated as cash flow hedges under FASB ASC 815, Derivatives and Hedging. Therefore, the effective portion of the gain or loss is reported as a component of other comprehensive income and will be reclassified into earnings in the same period or periods during which the hedged forecasted transaction affects earnings. The ineffective portion of the derivative’s change in fair value is recognized currently through earnings regardless of whether the instrument is designated as a hedge. At July 3, 2011, the Company had two foreign currency forward contracts designated as hedging instruments outstanding, all maturing in less than twelve months, to exchange the Euro for U.S. Dollars totaling approximately $5.4 million.

Net recognized losses from foreign currency forward contracts totaled approximately $223,000 and $369,000 during the three and nine months ended July 3, 2011 and are included in the condensed consolidated statements of income. The net settlement amount of the outstanding contracts recorded in “accumulated other comprehensive income” to recognize the effective portion of the fair value of the contracts at July 3, 2011 was an unrealized loss of approximately $345,000. The net settlement of these outstanding contracts will be reclassified to earnings within the next twelve months.

The following table presents the effect of the Company’s derivative instruments designated as hedging instruments on the condensed consolidated statements of income as of July 3, 2011 (in thousands):

Derivatives Designated as Hedging Instruments	Amount of Gain (Loss) Recognized in OCI (Effective Portion)	Amount of Gain (Loss) Reclassed from AOCI into Earnings (Effective Portion)	Location in Statement of Income	Amount of Gain (Loss) Recognized in Earnings on Ineffective Portion and Amount Excluded from Effectiveness Testing	Location in Statement of Income
Three months Ended July 3, 2011
Foreign currency contracts	$39	$(223)	Investment and other income (expense), net	$—

	$39	$(223)		$—

Derivatives Designated as Hedging Instruments	Amount of Gain (Loss) Recognized in OCI (Effective Portion)	Amount of Gain (Loss) Reclassed from AOCI into Earnings (Effective Portion)	Location in Statement of Income	Amount of Gain (Loss) Recognized in Earnings on Ineffective Portion and Amount Excluded from Effectiveness Testing	Location in Statement of Income
Nine Months Ended July 3, 2011
Foreign currency contracts	$(345)	$(373)	Investment and other income (expense), net	$—

	$(345)	$(373)		$—

The following table presents the fair value of the Company’s derivative instruments designated as a hedging instruments on the condensed consolidated balance sheet as of July 3, 2011 (in thousands):

Derivatives Designated as Hedging Instruments	Balance Sheet Location	Fair Value
Current liabilities
Foreign currency contracts	Accrued expenses and other liabilities	$345

Total current liabilities		$345

The Company did not enter into any derivative contracts designated as hedging instruments in the first nine months of fiscal 2010.

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

The Company did not have any foreign currency forward contracts not designated as hedging instruments outstanding at July 3, 2011.

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

The following table presents the pretax impact that changes in the fair value of derivatives not designated as hedging instruments had on earnings during the three months ended July 3, 2011 and July 4, 2010, respectively:

(000’s omitted)	Location of Gain (Loss) Recognized in Income	Gain (Loss) Recognized in Income
		Three Months Ended July 3, 2011	Three Months Ended July 4, 2010
Foreign currency contracts	Investment and other income (expense), net	$125	$517

The following table presents the pretax impact that changes in the fair value of derivatives not designated as hedging instruments had on earnings during the nine months ended July 3, 2011 and July 4, 2010, respectively:

(000’s omitted)	Location of Gain (Loss) Recognized in Income	Gain (Loss) Recognized in Income
		Nine Months Ended July 3, 2011	Nine Months Ended July 4, 2010
Foreign currency contracts	Investment and other income (expense), net	$90	$1,147

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

Product warranty activity for the nine months ended July 3, 2011 and July 4, 2010 is as follows:

(000’s omitted)	Beginning Balance	Accruals for Warranties Issued During the Period	Decrease to Pre-existing Warranties	Ending Balance
Nine Months Ended July 3, 2011	$4,304	$1,392	$1,248	$4,448
Nine Months Ended July 4, 2010	$4,176	$1,372	$1,355	$4,193

8. Acquisitions

In October 2010, the Company acquired the assets and assumed certain liabilities of Road Safety International, Inc. (“Road Safety”). The Road Safety product is installed in an ambulance or fire vehicle and provides real-time feedback via audible alerts in situations such as speeding or hard cornering to help the driver avert an accident. The Road Safety product encourages a safer ambulance environment during patient treatment, records vehicle operating data for analysis, and can also be used to help reduce vehicle maintenance costs. The acquisition provides for consideration to be paid in the form of possible annual earn-out payments based on revenues for the next two fiscal years. If both earn-outs are achieved, total consideration (including liabilities assumed) could approximate $550,000. The contingent consideration is recorded in “accrued expenses and other liabilities” and “other long-term liabilities” on the Company’s condensed, consolidated balance sheet and no adjustments have been made to this accrual since it was originally recorded. Beginning October 4, 2010, the results of operations of Road Safety are included in the condensed, consolidated income statements of the Company. Proforma information is not provided as this acquisition was immaterial to the Company’s financial statements.

Contingent Consideration for Prior Period Acquisitions

The terms of the April 2006 acquisition of the assets of Lifecor, Inc. (“Lifecor”) provided for possible annual earn-out payments based upon revenue growth through fiscal 2010. The form of earn-out payments was at the discretion of the Company and could be made in the form of cash, Company stock, or a combination of the two. The earn-out payments for fiscal 2009 and 2010 were calculated as 100% of qualifying revenues earned in the current fiscal year in excess of the greater of the prior fiscal year qualifying revenues or $30 million. For fiscal 2010, approximately $26.3 million was accrued for payment to the former stockholders of Lifecor and was paid in the second quarter of fiscal 2011 in the form of cash. The fiscal 2010 earn-out payment was the final annual earn-out payment for the Lifecor acquisition. For fiscal 2009 and 2008, approximately $12.8 million and $4.5 million, respectively, was paid to Lifecor in the form of cash.

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

9. Inventory

The Company’s inventory is valued at the lower of cost or market. Cost is determined by the first-in, first-out (“FIFO”) method, including material, labor and factory overhead. Inventory on hand may exceed future demand either because the product is outdated or obsolete, or because the amount on hand is in excess of future needs. The total value of inventories that are determined to be obsolete based on criteria such as customer demand and changing technologies are reserved. Excess inventory amounts are estimated by reviewing quantities on hand and comparing those quantities to sales forecasts for the next 12 months, identifying historical service usage trends, and matching that usage with the installed base quantities to estimate future needs. At July 3, 2011, the Company’s inventory was recorded at net realizable value requiring reserves of $7.1 million, or 10% of the $72.9 million gross inventories. At October 3, 2010, the Company’s inventory was recorded at net realizable value requiring reserves of $7.1 million, or 9.2% of the $77.0 million gross inventories.

Because the LifeVest product is distributed on a rental basis, the LifeVest product is included in inventory while it is being manufactured, and once completed, it is then transferred to fixed assets and depreciated over its estimated life. During the three months ended July 3, 2011 and July 4, 2010, $7.2 million and $2.6 million, respectively, of LifeVest systems were transferred from inventory to fixed assets. As of July 3, 2011 and October 3, 2010, there was $9.1 million and $8.6 million of LifeVest related inventory, respectively. For purposes of the Company’s condensed, consolidated statement of cash flows, the transfer was treated as a non-cash transaction.

10. Goodwill, Intangibles and Other Assets

The changes in the carrying amount of goodwill for the nine months ended July 3, 2011 were as follows:

(000’s omitted)
Balance as of October 3, 2010	$79,048
Goodwill acquired during the year	12

Balance as of July 3, 2011	$79,060

The changes in the carrying amount of goodwill for the nine months ended July 4, 2010 were as follows:

(000’s omitted)
Balance as of September 27, 2009	$52,100
Goodwill acquired during the year	671

Balance as of July 4, 2010	$52,771

In accordance with ASC 350, Intangibles-Goodwill and Other, goodwill and intangible assets with indefinite lives are tested for impairment on an annual basis as of the end of the Company’s fiscal fourth quarter and between annual tests if indicators of potential impairment exist. No triggering events occurred or circumstances existed during the quarter ended July 3, 2011 to reassess these assets for impairment prior to the annual test.

Intangibles and other assets consist of:

		July 3, 2011		October 3, 2010
(000’s omitted)	Weighted Average Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Prepaid license fees	16 years	$12,872	$5,105	$12,764	$4,495
Patents and developed technology	11 years	37,446	16,237	36,066	13,839
Customer-related intangibles	10 years	5,035	2,449	5,000	2,082
Intangible assets not subject to amortization	—	1,620	—	1,530	—
Other assets	—	11,166	5,064	9,512	4,087

		$68,139	$28,855	$64,872	$24,503

Amortization of intangibles for the three months ended July 3, 2011 and July 4, 2010 was approximately $1.5 million and $1.3 million, respectively, and is included in operating expenses in the consolidated statements of income. For the nine months ended July 3, 2011 and July 4, 2010, amortization of intangibles was approximately $4.3 million and $4.0 million, respectively, and is included in operating expenses in the consolidated statements of income.

11. Other Long-Term Liabilities

Other long-term liabilities consist of:

(000’s omitted)	July 3, 2011	October 3, 2010
Accrued warranty expense, long-term	$2,755	$2,789
Deferred revenue, long-term	6,194	7,597
Deferred tax liabilities	5,420	5,420
Unrecognized tax positions	3,188	3,188
Other miscellaneous liabilities	710	—

Total other long-term liabilities	$18,267	$18,994

12. Income Taxes

The effective tax rate for the three months ended July 3, 2011 and July 4, 2010 was 30% and 13%, respectively.

The Company’s effective tax rate for the nine months ended July 3, 2011 and July 4, 2010 was 33% and 27%, respectively. The Company’s current period tax rate was favorably impacted by discrete period return to accrual adjustments and expiration of tax statutes in the current period totaling approximately $1.5 million. The prior year’s rate was also impacted by the expiration of tax statutes and reductions of international tax liabilities also totaling approximately $1.5 million. However, due to the significant increase in profit before tax this year, the impact of these benefits in reducing the Company’s tax rate was less significant in the current period. The Company estimates that its fiscal 2011 effective tax rate will be approximately 35%.

As of July 3, 2011 and October 3, 2010, the Company had approximately $2.9 million and $3.8 million, respectively, of uncertain tax positions, of which $1.8 million and $2.2 million, respectively, if recognized, could impact the effective tax rate. No further reversals of uncertain tax positions are expected during fiscal 2011. The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense in the consolidated statements of income. The Company had $152,000 of accrued interest and penalties in income taxes payable as of July 3, 2011 and $312,000 as of October 3, 2010.

The Company is subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions. The Company has concluded all U.S. federal and most state and foreign income tax matters through fiscal 2007. The Internal Revenue Service recently concluded an audit of our fiscal 2007 return with no material adjustments. The acquired losses from the business acquired from Revivant Corporation in fiscal 2005 for tax years 1997 through 2004 remain open to examination by the IRS to the extent losses are claimed in open years.

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

The Company uses the market approach technique to value its assets and liabilities that are measured at fair value on a recurring basis. The Company’s financial assets and liabilities carried at fair value are primarily composed of marketable securities and derivative contracts used to hedge the Company’s currency risk. For Level 1 inputs, the Company used quoted market prices for financial instruments that have active markets. The financial instruments for which Level 1 inputs were used are money market funds and U.S. government agency and Treasury securities. For Level 2 inputs, the Company used quoted market prices in markets that are not active, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. The financial instruments for which Level 2 inputs are used were corporate obligations, all of which have counterparties with high credit ratings, and foreign currency contracts.

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of July 3, 2011, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value (in thousands):

(000’s omitted)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$10,446	$10,446	$—	$—
Available for sale securities (1)	1,326	—	1,326	—

Total	$11,772	$10,446	$1,326	$—

(000’s omitted)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Foreign currency contracts (2)	$345	$—	$345	$—

Total	$345	$—	$345	$—

(1)	Included in short-term marketable securities in the accompanying condensed consolidated balance sheet.
(2)	Included in accrued expenses and other liabilities in the accompanying condensed consolidated balance sheet.

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

The Company held cost method investments of $1.3 million at July 3, 2011 and October 3, 2010. The fair value of a cost method investment is not estimated if there are no identified events or changes in circumstance that may have a significant adverse effect on the fair value of the investment. The Company has a policy in place to review its investments on a regular basis to evaluate the carrying value of the investments in these companies. If the Company believes that the carrying value of an investment is in excess of estimated fair value, it is the Company’s policy to record an impairment charge to adjust the carrying value to estimated fair value, if the impairment is deemed other-than-temporary.

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

As of July 3, 2011, available-for-sale securities consisted of the following:

	0000	0000	0000	0000	0000
(000’s omitted)	Cost	Accrued Interest	Gross Unrealized		Estimated Fair Value
			Gains	Losses
Money-market funds	$98	$—	$—	$—	$98
U.S. government agency and Treasury securities	10,308	42	—	(2)	10,348
Corporate obligations	1,304	9	13	—	1,326

	$11,710	$51	$13	$(2)	$11,772

As of October 3, 2010, available-for-sale securities consisted of the following:

(000’s omitted)	Cost	Accrued Interest	Gross Unrealized		Estimated Fair Value
			Gains	Losses
Money-market funds	$77	$—	$—	$—	$77
U.S. government agency and Treasury securities	13,498	—	—	—	13,498
Corporate obligations	3,163	10	30	—	3,203

	$16,738	$10	$30	$—	$16,778

The contractual maturities of these investments as of July 3, 2011 were as follows:

	00000	00000
(000’s omitted)	Cost	Fair Value
Within 1 year	$11,710	$11,772
After 1 year through 5 years	—	—
After 5 years through 10 years	—	—
After 10 years	—	—

	$11,710	$11,772

The contractual maturities of these investments as of October 3, 2010 were as follows:

(000’s omitted)	Cost	Fair Value
Within 1 year	$13,575	$13,575
After 1 year through 5 years	3,160	3,200
After 5 years through 10 years	—	—
After 10 years	3	3

	$16,738	$16,778

The Company’s available-for-sale securities were included in the following captions in the condensed consolidated balance sheets:

(000’s omitted)	July 3, 2011	October 3, 2010
Cash equivalents	$10,446	$13,575
Marketable securities	1,326	3,203

	$11,772	$16,778

Gross realized gains and (losses) on available-for-sale securities for the three and nine months ended July 3, 2011 and July 4, 2010, included in “Investment and other income, net” on the consolidated income statements, were as follows:

(000’s omitted)	For Three Months Ended July 3, 2011	For Three Months Ended July 4, 2010	For Nine Months Ended July 3, 2011	For Nine Months Ended July 4, 2010
Gross realized gains	$—	$1	$—	$1
Gross realized losses	—	—	—	—

Total, net	$—	$1	$—	$1

16. Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements:

Effective January 4, 2010, the Company adopted ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820)—Improving Disclosures about Fair Value Measurements (ASU 2010-06). ASU 2010-06 requires additional disclosure within the roll-forward activity for assets and liabilities measured at fair value on a recurring basis, including transfers of assets and liabilities between Level 1 and Level 2 of the fair value hierarchy and the separate presentation of purchases, sales, issuances and settlements of assets and liabilities within Level 3 of the fair value hierarchy. In addition, ASU 2010-06 requires enhanced disclosures of the valuation techniques and inputs used in the fair value measurements within Level 2 and Level 3. ASU 2010-06 was adopted beginning with the Company’s second quarter ended April 4, 2010, except for the disclosure of purchases, sales, issuances and settlements of Level 3 measurements, for which disclosures were not required until the Company’s first quarter of fiscal 2011. The Company did not have any transfers of assets or liabilities between Level 1 and Level 2 of the fair value hierarchy during fiscal 2010 and fiscal 2011 to date. See Note 13. The adoption of the additional disclosures for Level 1 and Level 2 fair value measurements did not have a material impact on the Company’s financial position, results of operations or cash flows. The Company adopted the requirement of additional disclosures of purchases, sales, issuances and settlements of Level 3 measurements beginning with the Company’s quarter ended January 2, 2011. The adoption of the additional requirements had no impact on the Company’s financial position, results of operations or cash flows.

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

Recently Issued Accounting Pronouncements:

In June 2011, the FASB issued ASC update No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income, (ASC 2011-05). The amendments in this ASC require an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASC 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of equity. ASC 2011-05 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2011, with early adoption permitted. The Company is currently evaluating the impact of adopting ASC 2011-05 on its consolidated financial statements.

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

We intend for this discussion and analysis to provide you with information that will assist you in understanding our consolidated financial statements. Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. This discussion and analysis should be read in conjunction with our consolidated financial statements as of July 3, 2011 and for the three and nine months then ended and the notes thereto.

Our fiscal 2011 consists of 52 weeks while our fiscal 2010 consisted of 53 weeks. Therefore, while the nine months ended July 3, 2011 consisted of 39 weeks, the nine months ended July 4, 2010 included the additional week and consisted of 40 weeks. We estimate that the revenue and expense impact of the additional week was approximately $2 million each during the three months ended January 3, 2010.

Our sales for the three months ended July 3, 2011 increased 22% to $136.2 million, as compared to the same period in the prior year. The increase in sales was driven primarily by the LifeVest and International businesses. LifeVest revenue grew 67% in the three months ended July 3, 2011 compared to the same period in fiscal 2010 as this product continues to gain greater acceptance and we expand the LifeVest sales force both in the U.S. and Germany. International revenues grew 29% in the three months ended July 3, 2011 compared to the same period in the prior fiscal year. This increase in International revenues is related primarily to higher sales volume of our defibrillator products and, to a lesser extent, our Temperature Management and AutoPulse products. Revenues from the North American hospital core defibrillator business, excluding military, grew modestly in the three months ended July 3, 2011 compared to revenues from this business in the prior-year quarter. The North American EMS environment continues to experience funding restrictions within public agencies, and revenue was down from the prior-year quarter. Although, on a shipments basis, North American EMS was down and North American hospital core defibrillator business only grew modestly, orders in both these markets were up over 25% which is reflected in our increased backlog. Our gross margin reflected favorable North American pricing, an increased volume of higher margin LifeVest business and favorable International business mix.

Three Months Ended July 3, 2011 Compared To Three Months Ended July 4, 2010

Sales

Net sales by customer/product categories are as follows:

(000’s omitted)	July 3, 2011	July 4, 2010	% Change
Devices and Accessories to the Hospital Market-North America	$35,352	$29,735	19%
Devices, Accessories, and Data Management Software to the Pre-hospital Market-North America	33,230	34,607	(4%)
Devices, Accessories, and Data Management Software to the International Market	37,534	28,998	29%
LifeVest to the North America and International Markets	30,035	17,986	67%

Net Sales	$136,151	$111,326	22%

Our sales to the North American hospital market increased approximately 19% to $35.4 million, compared to the same period a year ago. The increase was primarily due to increased volume of US Military/Big Government sales and sales of our professional defibrillators.

Our sales to the North American pre-hospital market decreased approximately $1.4 million, or 4%, during the three months ended July 3, 2011, compared to the same quarter in the prior year. The decrease in North American pre-hospital market sales was the result of a decreased volume in professional defibrillators. Although shipments were down compared to the prior year period, we did see solid order growth. We believe this is a positive sign, although we believe spending may remain constrained for the next few quarters due to concerns surrounding the general economic environment.

International sales increased approximately $8.5 million, or 29%, during the three months ended July 3, 2011, in comparison to the prior-year period. The increase was primarily driven by increased sales volume of defibrillators and revenue derived from our Temperature Management business. The increased volume of sales was driven primarily by our direct subsidiaries in Australia and the United Kingdom and our international distributors in Europe. Sales by these direct subsidiaries also included a positive impact from foreign currency exchange rate fluctuations, excluding Canada, of approximately $2 million.

Total rental revenue of the LifeVest product increased 67% to $30.0 million in the third quarter of fiscal 2011 compared to $18.0 million in the same period of the prior year. This increase is the result of increased acceptance of the LifeVest product, improved productivity of our existing sales force and an increase in sales personnel both in the U.S. and in Germany.

Total sales of our Temperature Management products to all of our markets increased $2.0 million, or 40%, from $5.0 million in the third quarter of fiscal 2010 to $7.0 million in the third quarter of fiscal 2011. This growth is primarily attributable to increased sales in the International market.

Total sales of the AutoPulse product to all of our markets increased 31% during the three months ended July 3, 2011, compared to the three months ended July 4, 2010. Total AutoPulse sales were approximately $5.0 million in the third quarter of fiscal 2011 in comparison to $3.8 million in the prior-year quarter.

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

Gross margin for the three months ended July 3, 2011 increased to 58%, as compared with 54% during the same period in the prior year. This increase primarily reflected favorable North American pricing, an increased volume of higher margin LifeVest business and favorable International business mix. Other factors, including foreign exchange rate fluctuations, affecting the change in gross margin each individually represented less than one percentage point of our overall gross margin. Our gross margin tends to fluctuate from period to period as a result of unit volume levels, mix of product and customer class, geographical mix, foreign exchange rate fluctuations and overall market conditions.

Backlog

Backlog increased to approximately $32 million at July 3, 2011, compared to approximately $29 million at the end of the prior quarter. Backlog was approximately $14 million at July 4, 2010. Typically, we expect our backlog to decrease sequentially during the first and second quarters, remain flat during the third quarter, and increase during the fourth quarter due to the purchasing practices of our customers. We believe the maintenance of a modest backlog will help improve our efficiency, lower our costs and improve our profitability as we believe it will make it less likely that we will be required to incur substantial additional costs at the end of the quarter. Due to possible changes in delivery schedules, cancellation of orders and delays in shipments, our backlog at any particular date is not necessarily an accurate predictor of revenue for any succeeding period.

Costs and Expenses

Operating expenses for the three months ended July 3, 2011 and July 4, 2010 were as follows:

(000’s omitted)	July 3, 2011	% of Sales	July 4, 2010	% of Sales	Change %
Selling and marketing	$42,608	31%	$32,954	30%	29%
General and administrative	11,448	8%	9,059	8%	26%
Research and development	11,676	9%	11,570	10%	1%

Total expenses	$65,732	48%	$53,583	48%	23%

As a percentage of sales, selling and marketing expenses for the three months ended July 3, 2011 increased one percentage point to 31% compared to 30% for the three months ended July 4, 2010. The increased dollar spending for the three months ended July 3, 2011, compared to the three months ended July 4, 2010, primarily reflected increased expenses for the LifeVest sales force compensation and other costs related to the growth of this business, and, to a lesser extent, our core International and North American capital equipment sales force costs.

As a percentage of sales, general and administrative expenses remained flat at 8% of sales during the three months ended July 3, 2011, compared to the three months ended July 4, 2010. The increased dollar spending during the three months ended July 3, 2011 primarily reflected increased salaries and fringe benefits, particularly in support of the LifeVest business.

As a percentage of sales, research and development expenses for the three months ended July 3, 2011 decreased approximately one percentage point to 9% compared to 10% for the three months ended July 4, 2010. Research and development expenses decreased for the three months ended July 3, 2011 compared to the three months ended July 4, 2010, primarily due to reduced spending for clinical trials as patient enrollment in our AutoPulse clinical trial ended in January 2011. The decrease was partially offset by increased personnel-related expenses.

Investment and Other Income (Expense), Net

Investment and other income (expense), net includes interest income, realized and unrealized foreign exchange gains and losses, and other income and expense. Investment and other income (expense), net totaled approximately $222,000 and $122,000 for the three months ended July 3, 2011 and July 4, 2010, respectively. This improvement is primarily the result of the weaker US dollar during the third quarter of 2011 as we marked our foreign denominated intercompany receivables to market at the end of the quarter.

Income Taxes

Our effective tax rate for the three months ended July 3, 2011 and July 4, 2010 was 30% and 13%, respectively. The difference between the effective rates is primarily due to the impact of discrete period items on both three-month periods. However, due to the significant increase on earnings before tax for 2011, the impact of these benefits on our tax rate was less significant than in the prior year period.

As of July 3, 2011 and October 3, 2010, we had approximately $2.9 million and $3.8 million, respectively, of uncertain tax positions, of which $1.8 million and $2.2 million, respectively, if recognized, could impact the effective tax rate. No further reversals of uncertain tax positions are expected in fiscal 2011. We recognize interest and penalties related to unrecognized tax benefits in income tax expense in the consolidated statements of income. We had $152,000 of accrued interest and penalties in income taxes payable as of July 3, 2011 and $312,000 as of October 3, 2010.

We are subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions. We have concluded all U.S. federal and most state and foreign income tax matters through fiscal 2007. The Internal Revenue Service recently concluded an audit of our fiscal 2007 return with no material adjustments. The acquired losses from the business acquired from Revivant Corporation in fiscal 2005 for tax years 1997 through 2004 remain open to examination by the IRS to the extent losses are claimed in open years.

Nine Months Ended July 3, 2011 Compared To Nine Months Ended July 4, 2010

Sales

Net sales by customer/product categories are as follows:

(000’s omitted)	July 3, 2011	July 4, 2010	% Change
Devices and Accessories to the Hospital Market-North America	$96,432	$89,883	7%
Devices, Accessories, and Data Management Software to the Pre-hospital Market-North America	93,373	99,368	(6%)
Devices, Accessories, and Data Management Software to the International Market	103,039	84,801	22%
LifeVest to the North America and International Markets	78,964	49,544	59%

Net Sales	$371,808	$323,596	15%

Net sales increased approximately 15% for the nine months ended July 3, 2011 compared to the prior-year period.

Sales to the North American hospital market increased approximately 7% compared to the same period a year ago. This increase was attributable primarily to an increase in volume of US Military/Big Government sales and, to a lesser extent, increased sales of our defibrillator and Temperature Management products sold to hospitals.

Sales to the North American pre-hospital market decreased approximately $6.0 million, or 6%, compared to the same period in the prior year. The decrease in North American pre-hospital market sales was the result of a decreased volume in professional defibrillator sales and, to a lesser extent, decreased sales volume of our AEDs. We believe the decreased revenue is a result of spending constraints in the pre-hospital market in the general economic environment, and we expect that these constraints will continue throughout the remainder of the fiscal year.

International sales increased approximately $18.2 million, or 22%, during the nine months ended July 3, 2011, in comparison to the prior-year period. The increase was primarily due to increased volume of defibrillator sales and Temperature Management product sales. The increased volume of sales was driven by our direct subsidiaries in Australia and the United Kingdom and our international distributors in China and the Middle East. Sales by our international subsidiaries were positively impacted by foreign currency exchange rate fluctuations of approximately $2.4 million.

Total rental revenue of the LifeVest product increased 59% to $79.0 million in the first nine months of fiscal 2011 compared to $49.5 million in the same period of the prior year. Adjusting for the extra week in the prior year, LifeVest revenues increased 63%. This increase is the result of increased acceptance of the LifeVest product, improved productivity of our existing sales force and an increase in sales personnel both in the U.S. and Germany.

Total sales of our Temperature Management products to all of our markets increased $5.3 million, or 39%, from $13.6 million in the first nine months of fiscal 2010 to $18.9 million in the first nine months of fiscal 2011. This growth is primarily attributable to an increased volume of sales in the International market.

Total sales of the AutoPulse product to all of our markets increased 5% during the nine months ended July 3, 2011, compared to the nine months ended July 4, 2010. Total AutoPulse sales were approximately $12.9 million in comparison to $12.2 million in the prior-year period.

Gross Margins

Gross margin for the nine months ended July 3, 2011 increased from 54% to 57% compared to the same period in the prior year. The gross margin increased primarily due to the increased volume of higher margin LifeVest business. Other factors, including changes in pricing and international business mix, affecting the fluctuation in gross margin each individually represented less than one percentage point of our overall gross margin. Our gross margin tends to fluctuate from period to period as a result of unit volume levels, mix of product and customer class, geographical mix, foreign exchange rate fluctuations and overall market conditions.

Costs and Expenses

Operating expenses for the nine months ended July 3, 2011 and July 4, 2010 were as follows:

(000’s omitted)	Nine Months Ended July 3, 2011	% of Sales	Nine Months Ended July 4, 2010	% of Sales	Change %
Selling and marketing	$116,630	31%	$97,037	30%	20%
General and administrative	33,663	9%	27,973	9%	20%
Research and development	33,613	9%	34,225	10%	(2%)

Total expenses	$183,906	49%	$159,235	49%	15%

As a percentage of sales, selling and marketing expenses for the nine months ended July 3, 2011 increased one percentage point to 31% compared to 30% for the nine months ended July 4, 2010. The increased dollar spending primarily reflected increased expenses for the LifeVest sales force compensation and other costs related to the growth of this business. The increase is also attributable to increased costs related to the International business sales force as this business continues to expand.

As a percentage of sales, general and administrative expenses remained flat at 9% of sales for the nine months ended July 3, 2011 and July 4, 2010. The increased dollar spending for general and administrative expenses primarily reflected increased salaries and fringe benefits, including in support of the LifeVest business.

As a percentage of sales, research and development expenses for the nine months ended July 3, 2011 decreased approximately one percentage point compared to the nine months ended July 4, 2010. Research and development expenses decreased for the nine months ended July 3, 2011 compared to the nine months ended July 4, 2010, due predominantly to decreased costs related to our clinical trials. These decreases were partially offset by increased personnel-related expenses, including salaries and fringe benefits.

Investment and Other Income (Expense), Net

Investment and other income (expense), net includes interest income, realized and unrealized foreign exchange gains and losses, and other income and expense. Investment and other income (expense), net totaled approximately $939,000 and $348,000 for the nine months ended July 3, 2011 and July 4, 2010, respectively. This increase is primarily the result of the weakening U.S. dollar during fiscal 2011, as compared to fiscal 2010, as we marked our short-term foreign denominated intercompany receivables to market at the end of the reporting period.

Income Taxes

Our effective tax rate for the nine months ended July 3, 2011 and July 4, 2010 was 33% and 27%, respectively. The difference between the effective rates is primarily due to the impact of discrete period items of approximately $1.5 million on both nine-month periods. However, due to the significant increase on earnings before tax for fiscal 2011, the impact of these benefits on our tax rate was less significant than in the prior year period. The current period rate also was affected by an increase in the state income tax provision for fiscal 2011. We estimate that our fiscal 2011 effective tax rate will be approximately 35%.

Liquidity and Capital Resources

We believe that our overall financial condition remains strong. Our cash, cash equivalents and short-term marketable securities at July 3, 2011 totaled $60.8 million compared with $62.3 million at October 3, 2010. We continue to have no long-term debt. During the second quarter of fiscal 2011, we paid approximately $26.3 million in cash to the former stockholders of Lifecor for the fiscal 2010 earn-out, which was the final earn-out for this acquisition.

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

We may also need to use these funds in the future for potential acquisitions.

Sources and Uses of Cash

To assist with the discussion, the following table presents the abbreviated cash flows for the nine months ended July 3, 2011 and July 4, 2010:

(000’s omitted)	Nine months ended July 3, 2011	Nine months ended July 4, 2010
Net income	$19,413	$11,703
Changes not affecting cash	23,446	21,103
Changes in current assets and liabilities	(20,529)	(10,788)

Cash provided by operating activities	22,330	22,018
Cash used for investing activities	(36,902)	(20,411)
Cash provided by financing activities	14,350	7,507
Effect of foreign exchange rates on cash	632	(1,059)

Net change in cash and cash equivalents	410	8,055
Cash and cash equivalents - beginning of period	59,058	51,061

Cash and cash equivalents - end of period	$59,468	$59,116

Operating Activities

Cash provided by operating activities of $22.3 million for the nine months ended July 3, 2011 was flat compared to cash provided by operating activities for the nine months ended July 4, 2010 of $22.0 million. The slight increase in cash provided by operating activities for the nine months ended July 3, 2011, as compared to the nine months ended July 4, 2010, was primarily attributable to higher net income and less cash used for prepaid expenses and other current assets for the nine months. These increases were almost offset by a decrease in cash provided by accounts payable and accrued expenses and, to a lesser extent, less cash provided by accounts receivable.

Investing Activities

Cash used in investing activities during nine months ended July 3, 2011 increased by approximately $16.5 million compared to cash used in investing activities during the nine months ended July 4, 2010. This increase is primarily attributable to more cash paid out in fiscal year 2011 as contingent consideration for prior-year acquisitions than in the previous fiscal year. This increase also was the result of more additions to fixed assets and less cash having been generated from sales of marketable securities during the nine months ended July 3, 2011 as compared to the same period in the prior year. These increases were partially offset by fewer additions to other assets during the nine months ended July 3, 2011 compared to the nine months ended July 4, 2010.

Financing Activities

Cash provided by financing activities during the nine months ended July 3, 2011 increased approximately $6.8 million compared to the nine months ended July 4, 2010. The change reflects a higher number of stock options exercised during the first nine months of fiscal 2011 than in the comparable period of fiscal 2010. (Options for 544,617 shares were exercised in the current period compared to options for 370,442 shares exercised in the previous year period.) The increase also was attributable to a greater tax benefit received from stock options exercised in fiscal 2011 period than in the fiscal 2010 period.

Investments

In March 2004, we acquired substantially all the assets of Infusion Dynamics. Under the terms of the acquisition, we are obligated to make additional earn-out payments through 2011 (“contingencies”) based on the performance of the acquired business (See Note 8). Because additional consideration is based on the growth of sales, a reasonable estimate of the future payments to be made cannot be determined. As these contingencies are resolved and the consideration is distributable, we record the fair value of the additional consideration as additional cost of the acquired assets. Our earn-out payments, in the form of cash, for fiscal 2010, 2009 and 2008 were approximately $25,000, $19,000 and $19,000, respectively. The annual earn-outs were accrued during the fiscal period when earned and paid out in the subsequent fiscal period.

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

	Payments Due by Period
(000’s omitted)	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Contractual Obligations
Non-Cancelable Operating Lease Obligations	$39,398	$2,789	$8,909	$9,164	$18,536
Purchase Obligations	647	647	—	—	—

Total Contractual Obligations	$40,045	$3,436	$8,909	$9,164	$18,536

We lease certain office and manufacturing space under operating leases. Our office leases are subject to adjustments based on actual floor space occupied. The leases also require payment of real estate taxes and operating costs. In addition to the office leases, we lease automobiles for business use by a portion of the sales force.

Our executive headquarters and defibrillator and fluid resuscitation manufacturing operations are located in Chelmsford, Massachusetts. The Chelmsford facility was covered by an eight-year lease, beginning July 1, 2003 and which expired on June 29, 2011, as well as two smaller subleases that also expired on June 29, 2011. The agreements provided that we pay a pro-rata amount of the landlord’s real estate tax and operating expenses based upon square footage. The main lease also provided us with an allowance of approximately $3.7 million for any construction costs associated with our relocation efforts to this leased facility. This reimbursement has been recorded as a deferred lease incentive within accrued expenses and other liabilities and is being amortized as a reduction to rent expense over the life of the lease. Any leasehold improvements made as part of the relocation have been capitalized as leasehold improvements within “Property and Equipment” and are being amortized over the eight year life of the lease. We entered into a new 10-year lease for our Chelmsford facility on December 29, 2010 which commenced on June 30, 2011 and expires on June 30, 2021. The new lease agreement includes an option to renew the lease for two successive periods of five years each. We will continue to pay a pro-rata amount of the landlord’s real estate tax and operating expenses based upon square footage.

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

As of July 3, 2011 we had two foreign currency forward contracts designated as cash flow hedges in the amount of approximately $5.4 million, serving as a hedge of our forecasted sales to our subsidiaries, all maturing in less than twelve months. The net settlement amount of these contracts on July 3, 2011 was an unrealized loss of approximately $345,000, which is included within “Accumulated other comprehensive income” on our condensed consolidated balance sheet. We had a net realized loss of approximately $223,000 from foreign currency forward contracts designated as cash flow hedges during the quarter ended July 3, 2011, which was included in earnings within “Product sales” in the condensed consolidated statement of income. We did not have any foreign currency forward contracts designated as cash flow hedges during the quarter ended July 4, 2010. Any gains or losses on the fair value of the derivative contracts would be largely offset by the losses and gains on the underlying transactions. These offsetting gains and losses are not reflected above.

We did not have any foreign currency forward contracts not designated as hedging instruments outstanding at July 3, 2011. We had a net realized loss of approximately $141,000 from foreign currency forward contracts that settled during the quarter ended July 3, 2011, which is included in earnings within “investment and other income (expense), net,” compared to a net realized gain of approximately $547,000 for the prior year’s quarter. Any gains or losses on the fair value of the derivative contract would be largely offset by the losses and gains on the underlying transactions. These offsetting gains and losses are not reflected above.

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

We received a warning letter from the FDA, dated April 22, 2011, addressing certain aspects of battery life claims on our AED Plus product. We have provided the FDA with additional data and action plans concerning battery life claims. The FDA has reviewed the material and has indicated that our response appears to be adequate, pending re-inspection at some point in the future to insure that all actions have been implemented. We have always complied with warning letters we have received in the past, and we intend to address this warning letter to the full satisfaction of the FDA.

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

As of July 3, 2011, our accounts receivable balance of $104.1 million is reported net of allowances of $8.2 million. We believe our reported allowances at July 3, 2011 are adequate. If the financial conditions of our customers were to deteriorate, however, resulting in their inability to make payments, we might need to record additional allowances, resulting in additional expenses being recorded for the period in which such determination would be made.

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

Warranty Reserves

Our products are sold with warranty provisions that require us to remedy deficiencies in quality or performance over a specified period of time, usually one year for pre-hospital and international customers and five years for hospital customers. Revenue is deferred for pre-hospital customers who receive warranties beyond one year. Such revenue is then recognized over the period of extended warranty. We provide for the estimated cost of product warranties at the time product is shipped and revenue is recognized. The costs that we estimate include material, labor, and shipping. While we engage in product quality programs and processes, our warranty obligation is affected by product failure rates, material usage and service delivery costs incurred in correcting a product failure. We believe that our recorded liability of $4.4 million at July 3, 2011 is adequate to cover future costs for the servicing of our products sold through that date and under warranty. If actual product failure rates, material usage or service delivery costs differ from our estimates, revisions to the estimated warranty liability would be required.

Inventory

We value our inventories at the lower of cost or market. Cost is determined by the first-in, first-out (“FIFO”) method, including material, labor and factory overhead.

Inventory on hand may exceed future demand either because the product is outdated or obsolete, or because the amount on hand is in excess of future needs. We provide for the total value of inventories that we determine to be obsolete based on criteria such as customer demand and changing technologies. We estimate excess inventory amounts by reviewing quantities on hand and comparing those quantities to sales forecasts for the next 12 months, identifying historical service usage trends, and matching that usage with the installed base quantities to estimate future needs. At July 3, 2011, our inventory was recorded at net realizable value requiring reserves of $7.1 million, or 10% of our $72.9 million gross inventories. At October 3, 2010, the Company’s inventory was recorded at net realizable value requiring reserves of $7.1 million, or 9.2% of the $77.0 million gross inventories.

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

Goodwill

At July 3, 2011, we had approximately $79 million in goodwill, primarily resulting from our acquisitions of the assets of Lifecor Corporation (approximately $45 million), Revivant, Inc. (approximately $22 million), certain assets of BIO-key International, Inc. (approximately $5 million), the assets of Infusion Dynamics, Inc. (approximately $4 million), and the assets of Alsius Corporation (approximately $3 million). We test our goodwill for impairment annually at the end of our fiscal fourth quarter by comparing the fair value of our reporting units to the carrying value of those reporting units. Additionally, we periodically review our goodwill for impairment whenever events or changes in circumstances indicate that a potential impairment has occurred.

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

Our 2010 annual goodwill impairment testing did not identify any reporting units whose carrying values exceeded implied fair values. We believe that none of our reporting units has a material amount of goodwill that is at risk of failing future impairment tests. For each of the reporting units, the level of excess fair value over the carrying value exceeded 25% at the end of our 2010 fiscal year. The determination of fair value requires significant judgment on the part of management about future revenues, expenses and other assumptions that contribute to the net cash flows of the reporting units. Although we use consistent methodologies in developing the assumptions and estimates underlying the fair value calculations used in impairment tests, these estimates are uncertain by nature and can vary from actual results.

As of July 3, 2011, no events occurred or circumstances changed that might indicate that the fair value of any of our reporting units with goodwill is less than its book value.

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

At times, we use foreign currency forward contracts to manage our currency transaction exposures from forecasted foreign currency denominated sales to our subsidiaries. These foreign currency forward contracts are designated as cash flow hedges under FASB ASC 815, Derivatives and Hedging. Therefore the effective portion of the gain or loss is reported as a component of other comprehensive income and will be reclassified into earnings in the same period or periods during which the hedged forecasted transaction affects earnings. The ineffective portion of the derivative’s change in fair value is recognized currently through earnings regardless of whether the instrument is designated as a hedge. At July 3, 2011, we had two foreign currency forward contracts outstanding designated as hedging instruments, all maturing in less than twelve months, to exchange the Euro for U.S. Dollars totaling approximately $5.4 million. A sensitivity analysis of a change in the fair value of the derivative foreign exchange contracts outstanding at July 3, 2011 indicates that, if the U.S. dollar weakened by 10% against the different foreign currencies, the fair value of these contracts would decrease by approximately $581,000 resulting in a total loss on the contracts of approximately $926,000. Conversely, if the U.S. dollar strengthened by 10% against the different foreign currencies, the fair value of these contracts would increase by approximately $528,000 resulting in a total gain on the contracts of approximately $183,000. Any gains and losses on the fair value of the derivative contracts would be largely offset by losses and gains on the underlying transactions. These offsetting gains and losses are not reflected in the analysis below.

We also at times use foreign currency forward contracts not designated as hedging instruments to manage our currency transaction exposures. These derivative instruments are marked-to-market with changes in fair value recorded to earnings. These derivative instruments do not subject our earnings or cash flows to material risk since gains and losses on those derivatives generally offset losses and gains on the assets and liabilities being hedged. We did not have any foreign currency forward contracts not designated as hedging instruments outstanding at July 3, 2011.

Cash Flow Hedges

Exchange Rate Sensitivity: July 3, 2011

(Amounts in $)

	Expected Maturity Dates						Total	Unrealized loss
	2011	2012	2013	2014	2015	Thereafter
Forward Exchange Agreements (Receive $/Pay Euro) Contract Amount	$5,433,000						$5,433,000	$345,000
Average Contract Exchange Rate	1.3582	—	—	—	—	—	1.3582

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), were effective as of July 3, 2011, to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Controls Over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended July 3, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There have been no material changes to the Risk Factors previously disclosed in Part I, Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended October 3, 2010, which was filed with the SEC on December 17, 2010, except that we have modified the following risk factors:

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

We, like most of our U.S. competitors, have received warning letters from the FDA in the past, and we may receive warning letters in the future. The number of warning letters issued within the industry has been on the rise; for example, the number of warning letters issued within the industry in 2009 and 2010 significantly exceeded the number of warning letters issued prior to this period. We recently received a warning letter from the FDA, dated April 22, 2011, addressing certain aspects of battery life claims on our AED Plus product. We have provided additional data and action plans concerning battery life claims to the FDA. The FDA has reviewed the material and has indicated that our response appears to be adequate, pending re-inspection at some point in the future to insure that all actions have been implemented. We expect to fully comply with the actions required by this warning letter. However, our failure to comply with FDA regulations could result in sanctions being imposed on us, including restrictions on the marketing or recall of our products. These sanctions could have a material adverse effect on our business.

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

Our LifeVest Product is a Reimbursable Product and is Subject to Risks that are Different from Our Capital Equipment Business.

The LifeVest product is our first reimbursed product which is different than our typical capital equipment business. The LifeVest product is governed by the Durable Medical Equipment Regulations and is subject to audit. The LifeVest is reimbursed by Medicare, Medicaid or other third-party payors that may limit coverage or reduce reimbursement rates with little notice, which may have an adverse impact on sales of our LifeVest product.

On August 4, 2011, a Durable Medical Equipment Regional Carrier issued for comment draft revisions to the local coverage determinations with respect to Medicare reimbursement for automated external defibrillators and wearable defibrillators, including our LifeVest product. The draft revisions would limit the indications for Medicare reimbursement for the LifeVest product. These draft revisions are subject to public hearings and comments. We believe that following the public hearing process, the current indications for Medicare reimbursement of the LifeVest product will not be limited; however, in the event the draft revisions were to become final, the draft limitations on the indications for Medicare reimbursement would have a material adverse effect on our LifeVest business.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities.

The following table provides information for the quarter ended July 3, 2011 regarding shares of Common Stock transferred by employees to the Company to satisfy the tax withholding obligations of such employees in connection with the vesting of restricted Common Stock under the Company’s 2001 Plan.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 4, 2011 – May 3, 2011	2,802	$47.45	N/A	N/A
May 4, 2011 – June 3, 2011	—	$—	N/A	N/A
June 4, 2011 – July 3, 2011	—	$—	N/A	N/A
Total	2,802	$47.45	N/A	N/A

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.	Exhibit

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (2)

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (2)

(1)	Filed herewith.
(2)	Furnished herewith.
*	This certification shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, nor shall it be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.
**	XBRL Interactive Data File will be filed by amendment to this Form 10-Q within 30 days of the filing date of this Form 10-Q, as permitted by Rule 405(a)(2)(ii) of Regulation S-T.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZOLL MEDICAL CORPORATION

Date: August 8, 2011	By:	/s/ RICHARD A. PACKER
Richard A. Packer,
Chief Executive Officer
(Principal Executive Officer)

Date: August 8, 2011	By:	/s/ A. ERNEST WHITON
A. Ernest Whiton,
Vice President of Administration and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (2)

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (2)

(1)	Filed herewith.
(2)	Furnished herewith.
*	This certification shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, nor shall it be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.
**	XBRL Interactive Data File will be filed by amendment to this Form 10-Q within 30 days of the filing date of this Form 10-Q, as permitted by Rule 405(a)(2)(ii) of Regulation S-T.