Form 10-K/A
period 2011-10-02
ZOLL MEDICAL CORP
filed 2011-12-01
CIK 887568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

EXPLANATORY NOTE

The sole purpose of this amendment to our Annual Report on Form 10-K for the fiscal year ended October 2, 2011, originally filed with the Securities and Exchange Commission on November 23, 2011, is to furnish Exhibit 101 to the Form 10-K, which contains the XBRL (eXtensible Business Reporting Language) Interactive Data Files for the financial statements and notes included in the Form 10-K. As permitted by Rule 405 of Regulation S-T, Exhibit 101 was required to be furnished by amendment within 30 days of the original filing date of the Form 10-K.

No other changes have been made to the Form 10-K, and the Form 10-K has not been updated to reflect events occurring subsequent to the original filing date.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on December 1, 2011.

ZOLL Medical Corporation

By:	/S/ RICHARD A. PACKER
Richard A. Packer Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

SIGNATURE	TITLE	DATE

/S/ RICHARD A. PACKER Richard A. Packer	Chief Executive Officer (Principal Executive Officer)	December 1, 2011

/S/ A. ERNEST WHITON A. Ernest Whiton	Vice President of Administration and Chief Financial Officer (Principal Financial and Accounting Officer)	December 1, 2011

* Thomas M. Claflin, II	Director	December 1, 2011

* James W. Biondi, M.D.	Director	December 1, 2011

* Judith C. Pelham	Director	December 1, 2011

* Benson F. Smith	Chairman of the Board of Directors	December 1, 2011

* Robert J. Halliday	Director	December 1, 2011

* Lewis H. Rosenblum	Director	December 1, 2011

* John J. Wallace	Director	December 1, 2011

*By:	/S/ RICHARD A. PACKER
Richard A. Packer, Attorney-in-Fact

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Exhibit	Form	File Date	Exhibit or File No.	Filed Herewith	Furnished Herewith
3.1	Restated Articles of Organization	S-1	5/15/1992	333-47937

3.2	Articles of Amendment to the Restated Articles of Organization	8-K	2/13/2007	3.1

3.3	Amended and Restated By-laws	S-1	5/15/1992	333-47937

3.4	Certificate of Amendment to the Company’s Amended and Restated By-laws	8-K	1/25/2007	3.1

3.5	Certificate of Amendment to the Company’s Amended and Restated By-laws	8-K	11/12/2008	3.1

3.6	Certificate of Amendment to the Company’s Amended and Restated By-laws	8-K	4/22/2009	3.1

3.7	Certificate of Amendment to the Company’s Amended and Restated By-laws	8-K	1/31/2011	3.1

3.8	Amended and Restated Certificate of Vote of Directors Establishing a Series of Preferred Stock of ZOLL Medical Corporation classifying and designating the Series A Junior Participating Cumulative Preferred Stock	8-A	4/24/2008	3.1

4.1	Amendment No. 2 to Shareholders Rights Agreement, dated as of June 8, 1998, between the Company and Computershare Trust Company, N.A., dated as of April 24, 2008	8-K	4/24/2008	4.2

4.2	Shareholders Rights Agreement dated as of April 23, 2008, between the Company and Computershare Trust Company, N.A.	8-A	4/24/2008	4.1

10.1	Amended and Restated 2001 Stock Incentive Plan, as amended through February 11, 2004*	S-8	11/9/2004	10.1

10.2	Form of Incentive Option Agreement under the 2001 Stock Incentive Plan*	S-8	11/9/2004	99.1

10.3	Form of Non-Qualified Stock Option Agreement under the 2001 Stock Incentive Plan.*	S-8	11/9/2004	99.2

10.4	Amended and Restated 2001 Stock Incentive Plan, as amended through January 25, 2006*	10-Q	2/10/2006	10.4

10.5	Form of Restricted Stock Award Agreement under Amended and Restated 2001 Stock Incentive Plan*	10-Q	2/10/2006	10.2

10.6	Form of Non-Qualified Stock Option Agreement under Amended and Restated 2001 Stock Incentive Plan*	10-Q	2/10/2006	10.3

1

		Incorporated by Reference
Exhibit No.	Exhibit	Form	File Date	Exhibit or File No.	Filed Herewith	Furnished Herewith

10.7	Amended and Restated 2001 Stock Incentive Plan, as amended and restated by the Board of Directors on November 11, 2008 and approved by the Company’s stockholders on January 20, 2009*	10-Q	2/6/2009	10.1

10.8	Form of Non-Qualified Stock Option Agreement under Amended and Restated 2001 Stock Incentive Plan, as amended on November 11, 2008*	10-K	12/8/2008	10.31

10.9	Form of Restricted Stock Award Agreement under Amended and Restated 2001 Stock Incentive Plan, as amended on November 11, 2008.*	10-K	12/8/2008	10.32

10.10	Amended and Restated 2001 Stock Incentive Plan, as amended and restated by the Board of Directors on November 16, 2010 and approved by the Company’s stockholders on February 10, 2011*	8-K	2/15/2011	10.1

10.11	Non-Employee Directors’ Stock Option Plan*	S-8	12/4/1998	10.1

10.12	Form of Non-Qualified Stock Option Agreement under the ZOLL Medical Corporation Non-Employee Directors Stock Option Plan*	8-K	11/15/2004	10.1

10.13	2006 Non-Employee Director Stock Option Plan*	10-Q	2/10/2006	10.5

10.14	Form of Non-Qualified Stock Option Agreement under the 2006 Non-Employee Director Stock Option Plan*	10-Q	2/10/2006	10.1

10.15	Amended and Restated 2006 Non-Employee Director Stock Option Plan, as amended and restated by the Board of Directors on November 11, 2008 and approved by the Company’s stockholders on January 20, 2009.*	10-Q	2/6/2009	10.2

10.16	Form of Non-Qualified Stock Option Agreement under Amended and Restated 2006 Non-Employee Director Stock Option Plan, as amended on November 11, 2008.*	10-K	12/8/2008	10.34

10.17	Amended and Restated 2006 Non-Employee Director Stock Option Plan, as amended and restated by the Board of Directors on November 16, 2010 and approved by the Company’s stockholders on February 10, 2011*	8-K	2/15/2011	10.2

10.18	1992 Stock Option Plan*	S-1	5/15/1992	333-47937

10.19	First Amendment to the 1992 Stock Option Plan*	S-8	12/4/1998	10.2

10.20	Second Amendment to the 1992 Stock Option Plan*	S-8	12/4/1998	10.3

10.21	Third Amendment to the 1992 Stock Option Plan.*	S-8	12/13/2002	10.4

2

		Incorporated by Reference
Exhibit No.	Exhibit	Form	File Date	Exhibit or File No.	Filed Herewith	Furnished Herewith

10.22	Fourth Amendment to the 1992 Stock Option Plan.*	S-8	12/13/2002	10.5

10.23	Employment Agreement dated July 19, 1996 between the Company and Richard A. Packer regarding Mr. Packer’s employment*	10-K	12/27/1996	10.10

10.24	Amendment dated November 17, 2008 to Employment Agreement dated July 19, 1996 between the Company and Richard A. Packer.*	10-K	12/8/2008	10.35

10.25	Senior Executive Severance Agreement dated January 21, 2000 between the Company and Richard A. Packer.*	10-K	12/29/2000	10.12

10.26	Amendment dated November 17, 2008 to Senior Executive Severance Agreement dated as of January 21, 2000 between the Company and Richard A. Packer.*	10-K	12/8/2008	10.36

10.27	Executive Severance Agreement dated as of November 11, 2008 between the Company and Jonathan Rennert*	10-K	12/8/2008	10.43

10.28	Amended and Restated Executive Severance Agreement dated April 1, 2002 between the Company and A. Ernest Whiton.*	8-K	12/20/2004	10.13

10.29	Amendment dated November 11, 2008 to Amended and Restated Executive Severance Agreement dated April 1, 2002 between the Company and A. Ernest Whiton*	10-K	12/8/2008	10.37

10.30	Executive Severance Agreements by and between the Company and Steve Flora*	10-K	12/20/2004	10.17D

10.31	Amendment dated December 1, 2008 to Executive Severance Agreement dated May 6, 2002 between the Company and Steven Flora.*	10-K	12/8/2008	10.42

10.32	Executive Severance Agreement dated as of November 11, 2008 between the Company and E. Jane Wilson*	10-K	12/8/2008	10.44

10.33	Executive Severance Agreements by and between the Company and Ward Hamilton*	10-K	12/20/2004	10.17A

10.34	Amendment dated December 1, 2008 to Executive Severance Agreement dated May 7, 2002 between the Company and Ward Hamilton.*	10-K	12/8/2008	10.41

10.35	Executive Severance Agreement between the Company and Alexander Moghadam dated August 10, 2005.*	10-Q	8/12/2005	10.1

3

Incorporated by Reference
Exhibit No.	Exhibit	Form	File Date	Exhibit or File No.	Filed Herewith	Furnished Herewith

10.36	Amendment dated November 11, 2008 to Executive Severance Agreement dated August 10, 2005 between the Company and Alexander Moghadam*	10-K	12/8/2008	10.45

10.37	Summary of Cash Incentive Bonus Plan.*	10-Q	2/5/2008	10.1

21.1	Subsidiaries of the Company**

23.1	Consent of BDO USA, LLP**

24	Power of Attorney included in signature page.**

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002***

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002***

101	The following materials from ZOLL Medical Corporation’s Annual Report on Form 10-K for the year ended October 2, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Income Statements, (iii) Consolidated Statements of Stockholders’ Equity and Comprehensive Income, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.****					X

*	Represents management contract or compensatory plan arrangements.
**	Previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 2, 2011.
***	Previously furnished as an exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 2, 2011.
****	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these sections.

4