Form 10-Q
period 2012-01-01
ZOLL MEDICAL CORP
filed 2012-02-02
CIK 887568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 1, 2012.

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock as of the latest practicable date:

Class	Outstanding at January 24, 2012
Common Stock, $0.01 par value	22,205,091

ZOLL MEDICAL CORPORATION

FORM 10-Q

Forward-Looking Information

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. ZOLL Medical Corporation (the “Company,” “we,” “our,” or “us”) makes such forward-looking statements under the provisions of the “Safe Harbor” section of the Private Securities Litigation Reform Act of 1995. Actual future results may vary materially from those projected, anticipated, or indicated in any forward-looking statements as a result of certain known and unknown risk factors. Readers should pay particular attention to the risk factors described in Part I, Item 1A, “Risk Factors” of the Company’s Annual Report on Form 10-K for the fiscal year ended October 2, 2011 filed with the Securities and Exchange Commission (the “SEC”) on November 23, 2011 and Part II, Item 1A of this Quarterly Report on Form 10-Q. Readers should also carefully review the risk factors described in the other documents that we file from time to time with the SEC. In this report, the words “anticipates,” “believes,” “expects,” “intends,” “sees,” “future,” “may,” “will,” “would,”, “can,” “could,” “estimates,” “plans,” “target,” “goal,” “project,” and similar words or expressions (as well as other words or expressions referencing future events, conditions or circumstances) identify forward-looking statements. The Company assumes no obligation to update forward-looking statements or update the reasons why actual results, performances or achievements could differ materially from those provided in the forward-looking statements, except as required by law.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ZOLL MEDICAL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(000’s omitted, except per share data)

(Unaudited)

	January 1, 2012	October 2, 2011
Assets
Current assets:
Cash and cash equivalents	$74,185	$74,161
Marketable securities	3,743	1,318
Accounts receivable, less allowances of $10,880 and $10,269 at January 1, 2012 and October 2, 2011, respectively	101,487	118,691
Inventories:
Raw materials	23,710	22,509
Work-in-process	5,815	6,211
Finished goods	27,149	23,218

	56,674	51,938
Prepaid expenses and other current assets	26,666	25,971

Total current assets	262,755	272,079

Property and equipment at cost:
Land, building and improvements	13,987	3,294
Machinery and equipment	85,254	83,748
Rental equipment	63,446	57,973
Construction in progress	16,696	18,280
Tooling	20,889	20,656
Furniture and fixtures	5,444	5,401
Leasehold improvements	7,923	7,845

	213,639	197,197
Less accumulated depreciation and amortization	120,360	115,815

Net property and equipment	93,279	81,382
Investments	1,310	1,310
Notes receivable	2,019	2,201
Goodwill	79,086	79,086
Intangibles and other assets, net	37,956	38,425

	$476,405	$474,483

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$21,895	$24,153
Deferred revenue	20,602	21,808
Accrued expenses and other liabilities	33,951	36,326

Total current liabilities	76,448	82,287

Non-Current liabilities:
Other long-term liabilities	30,038	30,087

Total liabilities	106,486	112,374

Commitments and contingencies (Notes 8 and 14)
Stockholders’ equity:
Preferred stock, $0.01 par value, authorized 1,000 shares, none issued or outstanding	—	—
Common stock, $0.01 par value, authorized 38,000 shares, 22,054 and 22,080 issued and outstanding at January 1, 2012 and October 2, 2011, respectively	221	221
Capital in excess of par value	191,276	189,780
Accumulated other comprehensive loss	(6,653)	(7,357)
Retained earnings	185,075	179,465

Total stockholders’ equity	369,919	362,109

	$476,405	$474,483

See notes to unaudited condensed consolidated financial statements.

ZOLL MEDICAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(000’s omitted, except per share data)

(Unaudited)

	Three Months Ended
	January 1, 2012	January 2, 2011
Product sales	$101,422	$90,857
Rental revenue	32,326	22,305

Total revenue	133,748	113,162
Cost of products sold	47,655	45,927
Cost of rental revenue	7,628	5,885

Total cost of revenue	55,283	51,812

Gross profit	78,465	61,350
Expenses:
Selling and marketing	42,472	34,782
General and administrative	14,428	10,372
Research and development	10,963	10,838

Total expenses	67,863	55,992

Income from operations	10,602	5,358
Investment and other income (expense), net	113	264

Income before income taxes	10,715	5,622
Provision for income taxes	4,088	1,719

Net income	$6,627	$3,903

Basic earnings per common share	$0.30	$0.18

Weighted average common shares outstanding	22,071	21,585

Diluted earnings per common and common equivalent share	$0.29	$0.18

Weighted average common and common equivalent shares outstanding	22,728	22,180

See notes to unaudited condensed consolidated financial statements.

ZOLL MEDICAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(000’s omitted)

(Unaudited)

	Three Months Ended
	January 1, 2012	January 2, 2011
OPERATING ACTIVITIES:
Net income	$6,627	$3,903
Charges not affecting cash:
Depreciation and amortization	6,936	6,621
Stock-based compensation expense	1,241	1,047
Changes in current assets and liabilities:
Accounts receivable	17,286	3,580
Inventories	(4,183)	(2,306)
Prepaid expenses and other current assets	(707)	(723)
Accounts payable and accrued expenses	(5,714)	2,541

Cash provided by operating activities	21,486	14,663

INVESTING ACTIVITIES:
Sales of marketable securities	—	1,541
Purchase of marketable securities	(2,425)	—
Additions to property and equipment	(17,294)	(7,842)
Payment of contingent consideration related to prior years’ acquisitions	(25)	(25)
Other assets, net	(888)	(21)

Cash used for investing activities	(20,632)	(6,347)

FINANCING ACTIVITIES:
Exercise of stock options	39	1,840
Stock option tax benefit	453	—
Repurchase of common shares	(1,254)	—

Cash (used for) provided by financing activities	(762)	1,840

Effect of exchange rates on cash and cash equivalents	(68)	165

Net increase in cash and cash equivalents	24	10,321
Cash and cash equivalents at beginning of period	74,161	59,058

Cash and cash equivalents at end of period	$74,185	$69,379

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period:
Income taxes	$1,294	$761

See notes to unaudited condensed consolidated financial statements.

ZOLL MEDICAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting only of adjustments of a normal recurring nature) considered necessary for a fair presentation have been included. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Examples include provisions for returns, bad debts and the estimated lives of fixed assets. Actual results may differ from these estimates. The results for the interim periods are not necessarily indicative of results to be expected for the entire year. The information contained in the interim financial statements should be read in conjunction with the Company’s audited financial statements as of and for the year ended October 2, 2011 included in its Annual Report on Form 10-K filed with the SEC on November 23, 2011. Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation with no impact on net income or earnings per share.

The Company’s fiscal year ends on the Sunday closest to September 30. Fiscal 2012 and 2011 each have 52 weeks. Fiscal 2012 will end on September 30, 2012.

2. Segment and Geographic Information

Segment information: The Company operates in a single business segment: the design, manufacture and marketing of technologies that help advance the practice of resuscitation and temperature control therapies for the treatment of critical care patients. In order to make operating and strategic decisions, the Company’s chief executive officer (the “chief operating decision maker”) evaluates revenue performance based on the worldwide revenues of four customer/product categories, but, due to shared infrastructures, profitability is based on an enterprise-wide measure. These customer/product categories consist of (1) the sale of resuscitation devices, temperature management products, accessories and disposable electrodes to the North American hospital market, including the military marketplace, (2) the sale of resuscitation devices, accessories, disposable electrodes and data collection management software to the North American pre-hospital market, (3) the sale of resuscitation devices, accessories, disposable electrodes, temperature management products and data collection management software to the International market, and (4) the rental of wearable resuscitation devices (LifeVest®) in the North American and International markets.

Net sales by customer/product categories were as follows:

	Three Months Ended
(000’s omitted)	January 1, 2012	January 2, 2011

Hospital Market—North America	$34,161	$30,616
Pre-hospital Market—North America	34,108	27,393
International Market—excluding North America	33,153	32,848
LifeVest—North America and International	32,326	22,305

	$133,748	$113,162

The Company reports assets on a consolidated basis to the chief operating decision maker.

Geographic information: Net sales by major geographical area, determined on the basis of destination of the goods, were as follows:

	Three Months Ended
(000’s omitted)	January 1, 2012	January 2, 2011

United States	$92,795	$75,579
Foreign	40,953	37,583

	$133,748	$113,162

No individual foreign country represented 10% or more of the Company’s revenues or assets for the three months ended January 1, 2012 or January 2, 2011.

In each of the three months ended January 1, 2012 and January 2, 2011, no single customer represented over 10% of the Company’s consolidated total revenue.

3. Comprehensive Income

The Company computes comprehensive income (loss) in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 220, Comprehensive Income. FASB ASC 220 establishes standards for the reporting and display of comprehensive income (loss) and its components in financial statements. Other comprehensive income (loss), as defined, includes all changes in equity during a period from non-owner sources, such as unrealized gains and losses on available-for-sale securities, unrealized gains and losses on derivative instruments and foreign currency translation. Total comprehensive income (loss) for the three months ended January 1, 2012 and January 2, 2011, respectively, was as follows:

	Three Months Ended
(000’s omitted)	January 1, 2012	January 2, 2011
Net income	$6,627	$3,903
Unrealized loss on available-for-sale securities	(7)	(6)
Unrealized gain on derivative instruments	229	10
Foreign currency translation adjustment	482	280

Total comprehensive income	$7,331	$4,187

4. Stock Option Plans

At January 1, 2012, the Company had two active stock-based compensation plans under which stock-based grants may be issued and one other stock-based compensation plan under which grants are no longer being made. No further grants are being made under the Company’s 1996 Non-Employee Directors’ Stock Option Plan (“1996 Plan”), but option grants remain outstanding under this plan. The Company’s active plans are the Amended and Restated 2001 Stock Incentive Plan (“2001 Plan”) and the Amended and Restated 2006 Non-Employee Director Stock Option Plan (“2006 Plan”).

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

Stock options outstanding under the 1996 Plan, the 2001 Plan, and the 2006 Plan generally vest over a four-year period and have exercise prices equal to the fair market value of the Common Stock at the date of grant. All options have a 10-year contractual term. All options issued under the 2001 Plan and 2006 Plan must have an exercise price no less than fair market value on the date of grant. Restricted Common Stock grants made under the 2001 Plan and the 2006 Plan will generally vest over a four-year period.

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

Stock-based compensation charges totaled approximately $1.2 million and $1.0 million during the three months ended January 1, 2012 and January 2, 2011, respectively. The effect of recording stock-based compensation by line item for the three months ended January 1, 2012 and January 2, 2011 was as follows:

	Three Months Ended
(000’s omitted)	January 1, 2012	January 2, 2011
Cost of revenue	$124	$97
Selling and marketing expense	228	214
General and administrative expense	781	638
Research and development expense	108	98

Total stock-based compensation	$1,241	$1,047

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions for grants issued during the three months ended January 1, 2012 and January 2, 2011:

	Three Months Ended January 1, 2012	Three Months Ended January 2, 2011
Dividend yield	0%	0%
Expected volatility	49.3%	44.3%
Risk-free interest rate	0.93%	1.49%
Expected lives (years)	5.00	5.00

The weighted-average, grant-date fair value of options granted (estimated using the Black-Scholes option-pricing model) was $16.28 and $12.18 for the three months ended January 1, 2012 and January 2, 2011, respectively. During the three months ended January 1, 2012 and January 2, 2011, the Company issued 2,389 and 110,706 shares of Common Stock pursuant to exercised options for proceeds of approximately $39,000 and $1.8 million, respectively. Total intrinsic value of options exercised for the three months ended January 1, 2012 and January 2, 2011 was approximately $81,000 and $1.9 million, respectively. It is the Company’s policy to issue new shares upon the exercise of options.

The following table summarizes the status of outstanding stock options as of January 1, 2012, as well as changes during the three months ended January 1, 2012:

	Shares	Weighted- Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term in Years	Aggregate Intrinsic Value ($000’s)
Outstanding at October 2, 2011	1,917,818	$22.48
Granted	169,000	37.67
Exercised	(2,389)	16.46
Forfeited	—	—

Outstanding at January 1, 2012	2,084,429	$23.72	6.67	$82,256

Exercisable at January 1, 2012	1,286,726	$20.35	5.49	$55,110

The following table summarizes the status of unvested restricted stock awards as of January 1, 2012, as well as changes during the three months ended January 1, 2012:

	Shares	Weighted- Average Fair Value
Unvested at October 2, 2011	67,857	$39.56
Granted	84,000	37.67
Vested	—	—
Forfeited	(476)	27.01

Unvested at January 1, 2012	151,381	$38.55

At January 1, 2012, there was approximately $13.5 million of unrecognized compensation cost related to non-vested stock option and restricted stock awards, which the Company expects to recognize over a weighted-average period of 3.1 years.

5. Equity

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

	Three Months Ended
(000’s omitted)	January 1, 2012	January 2, 2011
Average shares outstanding for basic earnings per share	22,071	21,585
Dilutive effect of stock options and unvested restricted stock	657	595

Average shares outstanding for diluted earnings per share	22,728	22,180

Average shares outstanding for diluted earnings per share for the three months ended January 1, 2012 and January 2, 2011 does not include options to purchase 205,500 and 487,050 shares of Common Stock, respectively, as their effect would have been antidilutive.

Stock Repurchase Program

On November 15, 2011, our Board of Directors authorized a stock repurchase program of up to $50 million. The total number of shares repurchased pursuant to this program during the three months ended January 1, 2012 and January 2, 2011 was as follows:

	Three Months Ended
(000’s omitted)	January 1, 2012	January 2, 2011
Number of shares of common stock repurchased	28	—
Total cost of repurchase	$1,254	$—

Additionally, our stock incentive plans permit the withholding of Common Stock upon vesting of restricted stock awards in order to satisfy individual tax withholding requirements. During the three months ended January 1, 2012 and January 2, 2011, we did not acquire any shares as a result of such withholdings.

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

Designated Foreign Currency Contracts

The Company sometimes uses foreign currency forward contracts to manage its currency transaction exposures from forecasted foreign currency denominated sales to its subsidiaries. These foreign currency forward contracts are designated as cash flow hedges under FASB ASC 815. Therefore, the effective portion of the gain or loss is reported as a component of other comprehensive income and will be reclassified into earnings in the same period or periods during which the hedged forecasted transaction affects earnings. The ineffective portion of the derivative’s change in fair value is recognized currently through earnings regardless of whether the instrument is designated as a hedge. At January 1, 2012, the Company had two foreign currency forward contracts designated as hedging instruments outstanding, each of which matures in less than twelve months, to exchange the Euro for U.S. Dollars totaling approximately $5.5 million.

Net recognized gains/(losses) from foreign currency forward contracts totaled approximately $167,000 and $4,000 during the three months ended January 1, 2012 and January 2, 2011, respectively, and are included in the condensed consolidated statements of income. The net settlement amounts of the outstanding contracts recorded in “accumulated other comprehensive income” to recognize the effective portion of the fair value of the contracts at January 1, 2012 and October 2, 2011 were unrealized gains/(losses) of approximately $311,000 and $82,000, respectively. The net settlement of these outstanding contracts will be reclassified to earnings within the next twelve months.

The following table presents the effect of the Company’s derivative instruments designated as hedging instruments on the condensed consolidated statements of income as of January 1, 2012 (in thousands):

Derivatives Designated as Hedging Instruments	Amount of Gain (Loss) Recognized in AOCI (Effective Portion)	Amount of Gain (Loss) Reclassed from AOCI into Earnings (Effective Portion)	Location in Statement of Income	Amount of Gain (Loss) Recognized in Earnings on Ineffective Portion and Amount Excluded from Effectiveness Testing	Location in Statement of Income
Three months Ended January 1, 2012
Foreign currency forward contracts	$229	$167	Investment and other income (expense), net	$—

	$229	$167		$—

The following table presents the effect of the Company’s derivative instruments designated as hedging instruments on the condensed consolidated statements of income as of January 2, 2011 (in thousands):

Derivatives Designated as Hedging Instruments	Amount of Gain (Loss) Recognized in AOCI (Effective Portion)	Amount of Gain (Loss) Reclassed from AOCI into Earnings (Effective Portion)	Location in Statement of Income	Amount of Gain (Loss) Recognized in Earnings on Ineffective Portion and Amount Excluded from Effectiveness Testing	Location in Statement of Income
Three months Ended January 2, 2011
Foreign currency forward contracts	$10	$—	Investment and other income (expense), net	$—

	$10	$—		$—

The following table presents the fair value of the Company’s derivative instruments designated as a hedging instruments on the condensed consolidated balance sheet as of January 1, 2012 (in thousands):

Derivatives Designated as Hedging Instruments	Balance Sheet Location	Fair Value
Current assets
Foreign currency contracts	Prepaid expenses and other current assets	$311

Total current assets		$311

The following table presents the fair value of the Company’s derivative instruments designated as a hedging instruments on the condensed consolidated balance sheet as of October 2, 2011 (in thousands):

Derivatives Designated as Hedging Instruments	Balance Sheet Location	Fair Value
Current assets
Foreign currency forward contracts	Prepaid expenses and other current assets	$82

Total current assets		$82

Non-Designated Foreign Currency Contracts

The Company also at times uses foreign currency forward contracts to manage its currency transaction exposures with intercompany receivables denominated in foreign currencies. These foreign currency forward contracts are not designated as cash flow, fair value or net investment hedges under FASB ASC 815, and therefore, are marked to market with changes in fair value recorded to earnings. These derivative instruments do not subject the Company’s earnings or cash flows to material risk since gains and losses on those derivatives generally offset losses and gains on the assets and liabilities being hedged.

The Company did not have any foreign currency forward contracts not designated as hedging instruments outstanding at January 1, 2012 or October 2, 2011.

The following table presents the pretax impact that changes in the fair value of derivatives not designated as hedging instruments had on earnings during the three months ended January 1, 2012 and January 2, 2011:

(000’s omitted)	Location of Gain (Loss) Recognized in Income	For the three months ended January 1, 2012	For the three months ended January 2, 2011
Foreign currency contracts	Investment and other income (loss), net	$—	$224

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

Product warranty activity for the three months ended January 1, 2012 and January 2, 2011 is as follows:

(000’s omitted)	Beginning Balance	Accruals for Warranties Issued During the Period	Decrease to Pre-existing Warranties	Ending Balance
Three Months Ended January 1, 2012	$4,901	$785	$(738)	$4,948
Three Months Ended January 2, 2011	$4,304	$395	$(396)	$4,303

8. Acquisitions

In October 2011, the Company purchased the building where we manufacture the LifeVest product in Pittsburgh, Pennsylvania for approximately $10.8 million.

Contingent Consideration for Prior Period Acquisitions

The terms of the October 2010 acquisition of the assets of Road Safety International, Inc. (“Road Safety”) provided for consideration to be paid in the form of possible annual earn-out payments based on revenues through calendar 2012. If both earn-outs are achieved, total consideration (including liabilities assumed) could approximate $550,000. The contingent consideration is recorded in “accrued expenses and other liabilities” and “other long-term liabilities” on the Company’s condensed, consolidated balance sheet and no adjustments have been made to this accrual since it was originally recorded. For calendar 2011, Road Safety earned the 2011 earn-out and was paid $250,000 in cash during the second quarter of the Company’s fiscal 2012.

The terms of the April 2006 acquisition of the assets of Lifecor, Inc. (“Lifecor”) provided for possible annual earn-out payments based upon revenue growth through fiscal 2010. The form of earn-out payments was at the discretion of the Company and could be made in the form of cash, Company stock, or a combination of the two. The earn-out payments for fiscal 2009 and 2010 were calculated as 100% of qualifying revenues earned in the current fiscal year in excess of the greater of the prior fiscal year qualifying revenues or $30 million. For fiscal 2010, approximately $26.3 million was paid in the second quarter of fiscal 2011 in the form of cash to the former stockholders of Lifecor. The fiscal 2010 earn-out payment was the final annual earn-out payment for the Lifecor acquisition.

The terms of the March 2004 acquisition of the assets of Infusion Dynamics, Inc. (“Infusion Dynamics”) also provided for possible annual earn-out payments based upon revenue growth through fiscal 2013. Because additional consideration is based on the growth of sales, a reasonable estimate of the future payments to be made cannot be determined. Annual earn-out payments to former stockholders of Infusion Dynamics, in the form of cash, were approximately $25,000 for both fiscal 2011 and fiscal 2010. Approximately $25,000 was accrued at the end of fiscal 2011 for payment to the former shareholders of Infusion Dynamics and was paid in cash during the first quarter of fiscal 2012.

9. Inventory

The Company’s inventory is valued at the lower of cost or market. Cost is determined by the first-in, first-out (“FIFO”) method, including material, labor and factory overhead. Inventory on hand may exceed future demand either because the product is outdated or obsolete, or because the amount on hand is in excess of future needs. The total value of inventories that are determined to be obsolete based on criteria such as customer demand and changing technologies are reserved. Excess inventory amounts are estimated by reviewing quantities on hand and comparing those quantities to sales forecasts for the next 12 months, identifying historical service usage trends, and matching that usage with the installed base quantities to estimate future needs. At January 1, 2012, the Company’s inventory was recorded at net realizable value requiring reserves of $5.9 million, or 9% of the $62.6 million gross inventories. At October 2, 2011, the Company’s inventory was recorded at net realizable value requiring reserves of $6.6 million, or 11% of the $58.5 million gross inventories.

10. Goodwill, Intangibles and Other Assets

The changes in the carrying amount of goodwill for the three months ended January 1, 2012 were as follows:

(000’s omitted)
Balance as of October 2, 2011	$79,086
Goodwill acquired during the year	—

Balance as of January 1, 2012	$79,086

The changes in the carrying amount of goodwill for the three months ended January 2, 2011 were as follows:

(000’s omitted)
Balance as of October 3, 2010	$79,048
Goodwill acquired during the year	12

Balance as of January 2, 2011	$79,060

In accordance with ASC 350, Intangibles-Goodwill and Other, goodwill and intangible assets with indefinite lives are tested for impairment on an annual basis as of the end of the Company’s fiscal fourth quarter and between annual tests if indicators of potential impairment exist. No triggering events occurred or circumstances existed during the quarter ended January 1, 2012 to reassess these assets for impairment prior to the annual test.

Intangibles and other assets consist of:

		January 1, 2012		October 2, 2011
(000’s omitted)	Weighted Average Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Prepaid license fees	15 years	$13,214	$5,619	$12,931	$5,416
Patents and developed technology	11 years	38,413	17,915	38,008	17,068
Customer-related intangibles	10 years	5,038	2,697	5,035	2,572
Intangible assets not subject to amortization	—	1,620	—	1,620	—
Other assets	—	11,623	5,721	11,192	5,305

		$69,908	$31,952	$68,786	$30,361

Amortization of intangibles for the three months ended January 1, 2012 and January 2, 2011 was approximately $1.6 million and $1.4 million, respectively, and is included in the condensed consolidated statements of income.

11. Other Long-Term Liabilities

Other long-term liabilities consist of:

(000’s omitted)	January 1, 2012	October 2, 2011
Accrued warranty expense, long-term	$3,360	$3,197
Deferred revenue, long-term	5,521	5,711
Deferred tax liabilities	16,651	16,651
Unrecognized tax benefits	2,502	2,502
Deferred lease incentives, long-term	1,806	1,837
Other miscellaneous liabilities	198	189

Total other long-term liabilities	$30,038	$30,087

12. Income Taxes

The effective tax rate for the three months ended January 1, 2012 and January 2, 2011 was 38% and 31%, respectively.

As of January 1, 2012 and October 2, 2011, the Company had approximately $2.9 million of uncertain tax positions, of which $2.2 million, if recognized, could impact the effective tax rate. $780,000 of the uncertain tax positions are expected to reverse in fiscal 2012. Of the $780,000 reduction, approximately $450,000 is expected to reduce a deferred tax asset. The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense in the condensed consolidated statements of income. The Company had $248,000 and $218,000 of accrued interest and penalties in income taxes payable as of January 1, 2012 and October 2, 2011, respectively.

The Company is subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions. The Company has concluded all U.S. federal and most state and foreign income tax matters through fiscal 2007. The acquired losses from the business acquired from Revivant Corporation in fiscal 2005 for tax years 2003 and 2004 remain open to examination by the IRS to the extent losses are claimed in open years.

13. Fair Value Measurements

FASB ASC 820, “Fair Value Measurements,” requires that financial assets and liabilities be re-measured and reported at fair value at each reporting period-end date, and that non-financial assets and liabilities are re-measured and reported at fair value at least annually (on a recurring basis).

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

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of January 1, 2012, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value (in thousands):

(000’s omitted)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets:
Cash equivalents	$8,017	$8,017	$—	$—
Available for sale securities (1)	3,743	3,100	643	—
Foreign currency forward contracts (2)	311	—	311	—

Total	$12,071	$11,117	$954	$—

(000’s omitted)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Liabilities:
Foreign currency forward contracts (2)	$—	$—	$—	$—

Total	$—	$—	$—	$—

(1)	Included in marketable securities in the accompanying condensed consolidated balance sheet.
(2)	Included in prepaid expenses and other current assets in the accompanying condensed consolidated balance sheet.

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of October 2, 2011, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value (in thousands):

(000’s omitted)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$10,447	$10,447	$—	$—
Available for sale securities (1)	1,318	—	1,318	—
Foreign currency forward contracts (2)	82	—	82	—

Total	$11,847	$10,447	$1,400	$—

(000’s omitted)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Foreign currency forward contracts (2)	$—	$—	$—	$—

Total	$—	$—	$—	$—

(1)	Included in marketable securities in the accompanying condensed consolidated balance sheet.
(2)	Included in prepaid expenses and other current assets in the accompanying condensed consolidated balance sheet.

The Company held cost method investments of $1.3 million at January 1, 2012 and October 2, 2011, respectively. The fair value of a cost method investment is not estimated if there are no identified events or changes in circumstance that may have a significant adverse effect on the fair value of the investment. The Company has a policy in place to review its investments on a regular basis to evaluate the carrying value of the investments in these companies. If the Company believes that the carrying value of an investment is in excess of estimated fair value, it is the Company’s policy to record an impairment charge to adjust the carrying value to estimated fair value, if the impairment is deemed other-than-temporary.

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

On January 5, 2012, Koninklijke Philips Electronics N.V. and Philips Electronics North America Corporation filed a lawsuit against us in U.S. District Court, Seattle, WA, alleging that six additional patents owned by the Philips entities are infringed by certain of our other defibrillator products and seeking monetary and equitable remedies for infringement.

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

As of January 1, 2012, available-for-sale securities consisted of the following:

(000’s omitted)	Cost	Accrued Interest	Gross Unrealized		Estimated Fair Value
			Gains	Losses
Money-market funds	$17	$—	$—	$—	$17
U.S. government agency and Treasury securities	11,100	—	—	—	11,100
Corporate obligations	635	8	—	—	643

	$11,752	$8	$—	$—	$11,760

As of October 2, 2011, available-for-sale securities consisted of the following:

(000’s omitted)	Cost	Accrued Interest	Gross Unrealized		Estimated Fair Value
			Gains	Losses
Money-market funds	$47	$—	$—	$—	$47
U.S. government agency and Treasury securities	10,400	—	—	—	10,400
Corporate obligations	1,302	9	7	—	1,318

	$11,749	$9	$7	$—	$11,765

The contractual maturities of these investments as of January 1, 2012 were as follows:

(000’s omitted)	Cost	Fair Value
Within 1 year	$11,752	$11,760
After 1 year through 5 years	—	—
After 5 years through 10 years	—	—
After 10 years	—	—

	$11,752	$11,760

The contractual maturities of these investments as of October 2, 2011 were as follows:

(000’s omitted)	Cost	Fair Value
Within 1 year	$11,749	$11,765
After 1 year through 5 years	—	—
After 5 years through 10 years	—	—
After 10 years	—	—

	$11,749	$11,765

The Company’s available-for-sale securities were included in the following captions in the condensed consolidated balance sheets:

(000’s omitted)	January 1, 2012	October 2, 2011
Cash and cash equivalents	$8,017	$10,447
Marketable securities	3,743	1,318

	$11,760	$11,765

Gross realized gains and losses on available-for-sale securities for the three months ended January 1, 2012 and January 2, 2011, included in “Investment and other income (expense), net” on the condensed consolidated income statements, were as follows:

(000’s omitted)	For Three Months Ended January 1, 2012	For Three Months Ended January 2, 2011
Gross realized gains	$—	$—
Gross realized losses	—	—

Total, net	$—	$—

16. Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements:

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

Recently Issued Accounting Pronouncements:

In September 2011, the FASB issued ASC update No. 2011-08, Intangibles—Goodwill and Other (Topic 350), Testing Goodwill for Impairment, which gives an entity the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the steps necessary under current rules. This update is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, and early adoption is permitted. The Company does not expect the adoption of this update to have a material impact on its condensed consolidated financial statements.

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

We intend for this discussion and analysis to provide you with information that will assist you in understanding our consolidated financial statements. Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. This discussion and analysis should be read in conjunction with our condensed consolidated financial statements as of January 1, 2012 and for the three months then ended and the notes thereto.

Our sales for the three months ended January 1, 2012 increased 18% to $133.7 million, as compared to the same period in the prior year. The increase in sales was driven primarily by the LifeVest and the North American core defibrillator businesses. LifeVest revenue grew 45% in the three months ended January 1, 2012 compared to the same period in fiscal 2011. In December 2011, Centers for Medicare & Medicaid Services (CMS) reaffirmed the existing Local Coverage Determination for coverage for the LifeVest, which also garnered strong support from the clinical and professional societies. We believe our core North American hospital business, particularly with respect to professional defibrillator equipment, benefitted from market share gains and pent up demand. Revenues from the North American core hospital business, excluding U.S. military, grew 38% in the three months ended January 1, 2012 to $30.5 million, compared to revenues of $22.1 million from this business in the prior-year quarter. Sales to the U.S. military decreased approximately $4.9 million, or 57%, to $3.7 million for the three months ended January 1, 2012, compared to sales of $8.6 million in the same period in the prior year, as business with the U.S. military can be subject to irregular and unpredictable ordering patterns. Our gross margin reflected an improvement in product mix, lower factory costs, and improved North American capital equipment related pricing.

Three Months Ended January 1, 2012 Compared To Three Months Ended January 2, 2011

Sales

Net sales and rental revenue by customer/product categories were as follows:

(000’s omitted)	January 1, 2012	January 2, 2011	% Change
Devices and Accessories to the Hospital Market-North America	$34,161	$30,616	12%
Devices, Accessories, and Data Management Software to the Pre-hospital Market-North America	34,108	27,393	25%
Devices, Accessories, and Data Management Software to the International Market	33,153	32,848	1%
LifeVest to the North America and International Markets	32,326	22,305	45%

Total Revenue	$133,748	$113,162	18%

Our sales to the North American hospital market increased approximately 12% to $34.2 million, compared to the same period a year ago. The increase was primarily due to increased volume in professional defibrillator sales, which was partially offset by a decrease in sales to the U.S. military.

Our sales to the North American pre-hospital market increased approximately 25% to $34.1 million for the three months ended January 1, 2012, compared to the same quarter in the prior year. The increase in North American pre-hospital market sales was primarily the result of increased volume in professional defibrillator sales.

International sales increased approximately $0.3 million, or 1%, during the three months ended January 1, 2012, in comparison to the prior-year period. The flat growth was primarily the result of weakness in our direct European subsidiaries and in Latin America, which was offset by more positive performance with our distributor channels in Europe and Asia.

Total rental revenue of the LifeVest product increased 45% to $32.3 million in the first quarter of fiscal 2012 compared to $22.3 million in the same period of the prior year. This increase was the result of increased acceptance of the LifeVest product in both the U.S. and in Germany. The growth was slightly lower than our historical growth rates, which we attributed to the disruption caused by the issuance in August 2001 of draft revisions with respect to Medicare reimbursement of the LifeVest. These revisions have since been rescinded.

Total sales of our Temperature Management products to all of our markets increased 28%, to $7.5 million in the first quarter of fiscal 2012 from $5.9 million in the first quarter of fiscal 2011. This growth was driven by approximately equal increases in sales volumes in both the International and North American market.

Total sales of the AutoPulse® product to all of our markets decreased 17% during the three months ended January 1, 2012, compared to the three months ended January 2, 2011. Total AutoPulse sales were approximately $4.0 million in the first quarter of fiscal 2012 in comparison to $4.8 million in the prior-year quarter. We believe increased competition has hurt our sales and will require us to refocus our sales force efforts. Refocusing our selling efforts will also help us take advantage of future publications of results from our CIRC trial.

Gross Margins

Cost of sales consists primarily of material, direct labor, overhead, and freight associated with the manufacturing of our various medical equipment devices, data collection software and disposables. These products are primarily sold to the hospital, pre-hospital and International markets. We rent the LifeVest product and sell our data collection software mainly to the pre-hospital market.

Gross margin for the three months ended January 1, 2012 increased to 59%, as compared to 54% during the same period in the prior year. This increase primarily reflected an improvement in product mix, lower factory costs, and improved North American capital equipment related pricing. Other factors, including foreign exchange rate fluctuations, affecting the change in gross margin each individually represented less than one percentage point of our change in overall gross margin. Our gross margin tends to fluctuate from period to period as a result of unit volume levels, mix of product and customer class, geographical mix, foreign exchange rate fluctuations and overall market conditions.

Backlog

Backlog increased to approximately $24 million at January 1, 2012, compared to approximately $13 million at January 2, 2011. Backlog was approximately $30 million at October 2, 2011. Typically, we expect our backlog to decrease sequentially during the first and second quarters, remain flat during the third quarter, and increase during the fourth quarter due to the purchasing practices of our customers. We believe the maintenance of a modest backlog helps to improve our efficiency, lower our costs and improve our profitability as we believe it reduces the likelihood that we will be required to incur substantial additional costs at the end of the quarter. Due to possible changes in delivery schedules, cancellation of orders and delays in shipments, our backlog at any particular date is not necessarily an accurate predictor of revenue for any succeeding period.

Costs and Expenses

Operating expenses for the three months ended January 1, 2012 and January 2, 2011 were as follows:

(000’s omitted)	January 1, 2012	% of Sales	January 2, 2011	% of Sales	Change %
Selling and marketing	$42,472	32%	$34,782	31%	22%
General and administrative	14,428	11%	10,372	9%	39%
Research and development	10,963	8%	10,838	10%	1%

Total expenses	$67,863	51%	$55,992	49%	21%

As a percentage of sales, selling and marketing expenses for the three months ended January 1, 2012 increased 1% to 32% compared to 31% for the three months ended January 2, 2011. The increased dollar spending for the three months ended January 1, 2012, compared to the three months ended January 2, 2011, primarily reflected increased expenses for LifeVest sales force compensation and other costs, and to a lesser extent, our core International and North American capital equipment sales force costs, in each case primarily driven by the growth of their respective businesses.

As a percentage of sales, general and administrative expenses increased 2% during the three months ended January 1, 2012, compared to the three months ended January 2, 2011. The increased dollar spending during the three months ended January 1, 2012 primarily reflected increased salaries and fringe benefits, particularly in support of the LifeVest business.

As a percentage of sales, research and development expenses for the three months ended January 1, 2012 decreased approximately 2% to 8% compared to 10% for the three months ended January 2, 2011. The research and development dollar spending remained relatively flat for the three months ended January 1, 2012 compared to the three months ended January 2, 2011. A decline in spending associated with the completion of the CIRC trial was offset by increased spending for newer products such as the X Series®, LifeVest and Temperature Management products.

Investment and Other Income (Expense), Net

Investment and other income (expense), net includes interest income, realized and unrealized foreign exchange gains and losses, and other income and expense. Investment and other income (expense), net totaled approximately $113,000 and $264,000 for the three months ended January 1, 2012 and January 2, 2011, respectively. The fluctuations within investment and other income (expense) are primarily the result of marking our foreign denominated intercompany receivables to market at the end of the quarter.

Income Taxes

Our effective tax rate for the three months ended January 1, 2012 and January 2, 2011 was 38% and 31%, respectively. The difference between the effective rates is primarily due to the impact the U.S. research and development tax credit had on the respective periods. Our 2012 effective rate includes just one quarter of a full year’s credit in the annual rate calculation due to the expiration of the U.S. research and development credit on December 31, 2011. Our 2011 effective rate not only reflected a full year’s research and development credit, but it also included the impact of the retroactive extension of the credit back to January 1, 2010, when the credit had previously expired. This retroactive reinstatement occurred in our first quarter of 2011, resulting in a total of seven quarters of credits benefitting the 2011 effective tax rate.

As of January 1, 2012 and October 2, 2011, we had approximately $2.9 million of uncertain tax positions, of which $2.2 million, if recognized, could impact the effective tax rate. $780,000 of the uncertain tax positions are expected to reverse in fiscal 2012. Of the $780,000 reduction, approximately $450,000 is expected to reduce a deferred tax asset. We recognize interest and penalties related to unrecognized tax benefits in income tax expense in the consolidated statement of income. We had $248,000 and $218,000 of accrued interest and penalties in income tax payables as of January 1, 2012 and October 2, 2011, respectively.

We are subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions. We have concluded all U.S. federal and most state and foreign income tax matters through fiscal 2007. The acquired losses from the business acquired from Revivant Corporation in fiscal 2005 for tax years 2003 and 2004 remain open to examination by the IRS to the extent losses are claimed in open years.

Liquidity and Capital Resources

We believe that our overall financial condition remains strong. Our cash, cash equivalents and short-term marketable securities at January 1, 2012 totaled $77.9 million compared with $75.5 million at October 2, 2011. We continue to have no long-term debt. We used $10.8 million in October 2011 to purchase the building where we manufacture our LifeVest product in Pittsburgh, Pennsylvania. Additionally, in November 2011, we announced a stock repurchase program of up to $50 million, which was authorized by our Board of Directors. Repurchases will take place on the open market or in privately negotiated transactions from time to time based on market and other conditions. The timing and number of any shares repurchased will be determined by the Company’s management, based on their evaluation of market conditions and other factors. Repurchases may also be made under a Rule 10b5-1 plan. The repurchase program may be modified, suspended or discontinued at any time. The repurchase program will be funded using the Company’s available cash and cash equivalents, borrowings available under its current line of credit, and supplementary borrowings if necessary. During the quarter ended January 1, 2012, we repurchased 27,546 shares for approximately $1.3 million.

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

We may also need to use these funds in the future for potential acquisitions.

Sources and Uses of Cash

To assist with the discussion, the following table presents our abbreviated cash flows for the three months ended January 1, 2012 and January 2, 2011:

(000’s omitted)	Three months ended January 1, 2012	Three months ended January 2, 2011
Net income	$6,627	$3,903
Changes not affecting cash	8,177	7,668
Changes in assets and liabilities	6,682	3,092

Cash provided by operating activities	21,486	14,663
Cash used for investing activities	(20,632)	(6,347)

(000’s omitted)	Three months ended January 1, 2012	Three months ended January 2, 2011
Cash (used for) provided by financing activities	(762)	1,840
Effect of foreign exchange rates on cash	(68)	165

Net change in cash and cash equivalents	24	10,321
Cash and cash equivalents - beginning of period	74,161	59,058

Cash and cash equivalents - end of period	$74,185	$69,379

Operating Activities

Cash provided by operating activities of $21.5 million for the three months ended January 1, 2012 increased approximately $6.8 million compared to cash provided by operating activities for the three months ended January 2, 2011 of $14.7 million. This increase was primarily attributable to higher collections of accounts receivable, as well as higher net income.

Investing Activities

Cash used for investing activities during three months ended January 1, 2012 increased by approximately $14.3 million compared to cash used in investing activities during the three months ended January 2, 2011. This increase is primarily attributable to the purchase in October 2011 of the LifeVest building in Pittsburgh, Pennsylvania for approximately $10.8 million. This increase also was the result of more additions to fixed assets and less cash having been generated from sales of marketable securities during the three months ended January 1, 2012 as compared to the same period in the prior year. These increases were partially offset by fewer additions to other assets during the three months ended January 1, 2012 compared to the three months ended January 2, 2011.

Financing Activities

Cash (used for) provided by financing activities during the three months ended January 1, 2012 decreased compared to the three months ended January 2, 2011. The reduction is primarily due to the repurchase of approximately $1.3 million of company stock, during the three months ended January 1, 2012, pursuant to our stock repurchase program, as well as a lower number of stock options being exercised during the three months ended January 1, 2012, as compared to the same period last year.

Investments

In October 2010, we acquired the assets and assumed certain liabilities of Road Safety International, Inc. (“Road Safety”). The Road Safety product is installed in an ambulance or fire vehicle and provides real-time feedback via audible alerts in situations such as speeding or hard cornering to help the driver avert an accident. The Road Safety product encourages a safer ambulance environment during patient treatment, records vehicle operating data for analysis, and can also be used to help reduce vehicle maintenance costs. The acquisition provides for consideration to be paid in the form of possible annual earn-out payments based on revenues for calendar 2011 and 2012. The earn-out for 2011 of $250,000 was paid in cash during the Company’s second quarter of fiscal 2012. If both earn-outs are achieved, total consideration (including liabilities assumed) could approximate $550,000.

Debt Instruments and Related Covenants

We maintain an unsecured working capital line of credit with our bank. Under this working capital line, we may borrow, on a demand basis, up to $12 million. This line of credit bears interest at the rate of LIBOR plus 2%. No borrowings were outstanding on this line during fiscal 2011 or fiscal 2012 to date. There are no covenants related to this line of credit.

Off-Balance Sheet Arrangements

Our only off-balance sheet arrangements consist of non-cancelable operating leases entered into in the ordinary course of business and one minimum purchase commitment contract for critical raw material components. For liquidity purposes, we generally choose to lease our facilities instead of purchasing them. There were no material changes to amounts owed under contractual obligations during three months ended January 1, 2012.

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

Purchase obligations include all legally binding contracts that are non-cancelable. Purchase orders represent authorizations to purchase rather than binding agreements. Purchase obligations for the purchase of goods and services are defined as agreements that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Our purchase orders are based upon our current inventory needs and are fulfilled by our suppliers within short time periods. We also enter into contracts for outsourced services; however, the obligations under these contracts are not significant and the contracts generally contain provisions allowing for cancellation without significant penalty.

Contractual obligations that are contingent upon future performance and growth of sales are the additional earn-out payments for the assets of Infusion Dynamics, through fiscal 2013, and the assets of Road Safety, through calendar 2012.

Hedging Activities

At times, we use forward contracts to reduce our exposure to foreign currency risk due to fluctuations in exchange rates underlying the value of forecasted sales to subsidiaries denominated in foreign currencies as well as intercompany accounts receivable denominated in foreign currencies.

As of January 1, 2012 we had two foreign currency forward contracts designated as cash flow hedges in the amount of approximately $5.5 million, each of which matures in less than twelve months. The net settlement amount of these contracts on January 1, 2012 was an unrealized gain of approximately $311,000, which is included within “Accumulated other comprehensive income” on our condensed consolidated balance sheet. We had a net realized gain of approximately $167,000 from foreign currency forward contracts designated as cash flow hedges during the quarter ended January 1, 2012, which was included in earnings within “Product sales” in the condensed consolidated statement of income. As of January 2, 2011 we had three foreign currency forward contracts designated as cash flow hedges in the amount of approximately $8 million, all maturing in less than twelve months. The net settlement amount of these contracts on January 2, 2011 was an unrealized gain of approximately $10,000, which is included within “Accumulated other comprehensive income” on our condensed consolidated balance sheet. We had a net realized gain of approximately $4,000 from foreign currency forward contracts designated as cash flow hedges during the quarter ended January 2, 2011, which was included in earnings within “Investment and other income (expense), net” in the condensed consolidated statement of income.

We did not have any foreign currency forward contracts not designated as hedging instruments outstanding at January 1, 2012 or at October 2, 2011. We had net realized gains from foreign currency forward contracts not designated as hedging instruments of $199,000 during the quarter ended January 2, 2011 which are included in “Investment and other income (expenses), net” in the condensed consolidated statement of income. Any gains or losses on the fair value of the derivative contract would be largely offset by the losses and gains on the underlying transactions. These offsetting gains and losses are not reflected above.

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

On January 5, 2012, Koninklijke Philips Electronics N.V. and Philips Electronics North America Corporation filed a lawsuit against us in U.S. District Court, Seattle, WA, alleging that six additional patents owned by the Philips entities are infringed by certain of our other defibrillator products and seeking monetary and equitable remedies for infringement.

We received a warning letter from the FDA, dated April 22, 2011, addressing certain aspects of battery life claims on our AED Plus product. We have provided the FDA with additional data and action plans, which are ongoing, concerning battery life claims. The FDA has reviewed the material and has indicated that our response appears to be adequate, pending re-inspection, to ensure that all actions have been implemented. We have always complied with warning letters we have received in the past, and we intend to address this warning letter to the full satisfaction of the FDA.

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

Revenue Recognition

Revenues from sales of cardiac resuscitation and temperature management therapy devices, disposable electrodes, catheters and accessories are recognized when a signed non-cancelable purchase order exists, the product is shipped, title and risk have passed to the customer, the fee is fixed or determinable, and collection is considered probable. Circumstances that generally preclude the immediate recognition of revenue include shipping terms of FOB destination or uncertainties surrounding product acceptance. In these instances, revenue is deferred until adequate documentation is obtained to ensure that these criteria have been fulfilled. Similarly, revenues from the sales of our products to distributors fall under the same guidelines. For all significant orders placed by our distributors, we require an approved purchase order, we perform a credit review, and we ensure that the terms on the purchase order or contract are proper and do not include any contingencies which preclude revenue recognition. We do not typically offer any special right of return, stock rotation or price protection to our distributors or end customers. For sales in which payment extends beyond a twelve month period, we generally recognize revenue at its net present value using an imputed rate of interest based on our experience of successful collection on these terms without concession.

Our sales to customers often include a device, disposables and other accessories. For the vast majority of our shipments, all deliverables are shipped together. However, in cases some elements of a multiple element arrangement are not delivered as of a reporting date. In September 2009, the FASB amended the accounting standards related to revenue recognition for arrangements with multiple deliverables and include some software elements. We adopted this new guidance prospectively during the first quarter of 2010. Under the historical accounting guidance, FASB ASC 605-25, Multiple Element Arrangements, we deferred the fair value of the undelivered elements and only recognized the revenue related to the delivered elements if we had established fair value for the undelivered elements. If we had not established fair value for any undelivered elements, the entire order was deferred. Under the new guidance of ASU No. 2009-13, Multiple-Deliverable Revenue Arrangements, fair value as the measurement criteria is replaced with the term selling price and establishes a hierarchy for determining the selling price of a deliverable. ASU No. 2009-13 also eliminates the use of the residual value method for determining the allocation of arrangement consideration. For multi-element arrangements, we allocate revenue to all deliverables based on their relative selling prices. In such circumstances, we use a hierarchy to determine the selling price to be used for allocating revenue to deliverables as follows: (i) vendor-specific objective evidence of fair value (“VSOE”), (ii) third-party evidence of selling price (“TPE”), and (iii) best estimate of the selling price (“ESP”). VSOE generally exists only when we sell the deliverable separately and is the price actually charged for that deliverable. Our process for determining an ESP for deliverables without VSOE or TPE considers multiple factors that may vary depending upon the unique facts and circumstances related to each deliverable. Revenues are recorded net of estimated returns.

We license software under non-cancelable license agreements and provide services including training, installation, consulting and maintenance, which consists of product support services, and unspecified upgrade rights (collectively, post-contract customer support, “PCS”). Revenue from the sale of software is recognized in accordance with FASB ASC 985-605, Software—Revenue Recognition. License fee revenues are recognized when a non-cancelable license agreement has been signed, the software product has been delivered, there are no uncertainties surrounding product acceptance, the fees are fixed or determinable, and collection is considered probable. Revenues from maintenance agreements and upgrade rights are recognized ratably over the period of service. Revenue for services, such as software deployment and consulting, is recognized when the service is performed. Our software arrangements contain multiple elements, which include software products, services and PCS. Generally, we do not sell computer hardware products with our software products. We will occasionally facilitate the hardware purchase by providing information to the customer such as where to purchase the equipment. We generally do not have vendor-specific objective evidence of fair value for our software products. We do, however, have vendor-specific objective evidence of fair value for items such as consulting and technical services, deployment and PCS based upon the price charged when such items are sold separately. Accordingly, for transactions where vendor-specific objective evidence exists for undelivered elements but not for delivered elements, we use the residual method. Under the residual method, the total fair value of the undelivered elements, as indicated by vendor-specific objective evidence, is deferred and the difference between the total arrangement fee and the amount deferred for the undelivered elements is recognized as revenue related to the delivered elements. If we cannot objectively determine the fair value of any undelivered element included in such multiple-element arrangements, we defer revenue until all elements are delivered and services have been performed, or until fair value can objectively be determined for any remaining undelivered elements.

We do not typically ship any of our software products to distributors or resellers. Our software products are sold by our sales force directly to the end user. We may sell software to system integrators who provide complete solutions to end users on a contract basis.

On September 28, 2009, we entered into a “state of readiness” contract awarded by the U.S. government to supply defibrillators on short notice. Based upon the award, we expect to receive two types of payments from the U.S. government. The first payment of approximately $4 million, which was received during the first half of fiscal 2010 and is carried within “Deferred revenue” on our balance sheet as a liability under government contracts, is to reimburse us for the cost to acquire inventories required to meet potentially short-notice delivery schedules. We also receive payments from the U.S. government to compensate us for managing the purchase, build, storage and inventory rotation process. This payment will also compensate us for making future production capacity available. The portion of this payment associated with the purchase and build aspects of the contract will be recognized on a proportional performance basis. The contract has a one-year term with up to an additional four one-year extensions. The U.S. Government extended the contract for a third year in September 2011. Under this contract, the U.S. Government has two options to acquire defibrillators. The U.S. Government may buy on a replenishment basis, which means we will record a sale under our normal U.S. Government price list and maintain our “state of readiness”, or the U.S. Government may buy on a non-replenishment basis, which will generally allow us to obtain normal margins but will reduce our future obligations under this arrangement.

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

As of January 1, 2012, our accounts receivable balance of $101.5 million is reported net of allowances of $10.9 million. We believe our reported allowances at January 1, 2012 are adequate. If the financial conditions of our customers were to deteriorate, however, resulting in their inability to make payments, we might need to record additional allowances, resulting in additional expenses being recorded for the period in which such determination would be made.

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

Warranty Reserves

Our products are sold with warranty provisions that require us to remedy deficiencies in quality or performance over a specified period of time, usually one year for pre-hospital and international customers and five years for hospital customers. Revenue is deferred for pre-hospital customers who receive warranties beyond one year. Such revenue is then recognized over the period of extended warranty. We provide for the estimated cost of product warranties at the time product is shipped and revenue is recognized. The costs that we estimate include material, labor, and shipping. While we engage in product quality programs and processes, our warranty obligation is affected by product failure rates, material usage and service delivery costs incurred in correcting a product failure. We believe that our recorded liability of $4.9 million at January 1, 2012 is adequate to cover future costs for the servicing of our products sold through that date and under warranty. If actual product failure rates, material usage or service delivery costs differ from our estimates, revisions to the estimated warranty liability would be required.

Inventory

We value our inventories at the lower of cost or market. Cost is determined by the first-in, first-out (“FIFO”) method, including material, labor and factory overhead.

Inventory on hand may exceed future demand either because the product is outdated or obsolete, or because the amount on hand is in excess of future needs. We provide for the total value of inventories that we determine to be obsolete based on criteria such as customer demand and changing technologies. We estimate excess inventory amounts by reviewing quantities on hand and comparing those quantities to sales forecasts for the next 12 months, identifying historical service usage trends, and matching that usage with the installed base quantities to estimate future needs. At January 1, 2012, our inventory was recorded at net realizable value requiring reserves of $5.9 million, or 9% of our $62.6 million gross inventories. At October 2, 2011, the Company’s inventory was recorded at net realizable value requiring reserves of $6.6 million, or 11% of the $58.5 million gross inventories.

Fair Value Measurements

During the first quarter of fiscal 2009, we adopted FASB ASC 820, Fair Value Measurements and Disclosures, which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. This accounting standard does not require any new fair value measurements. We apply fair value accounting for all financial assets and liabilities and non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis. We elected to defer implementation of FASB ASC 820 as it relates to our non-financial assets and non-financial liabilities that are recognized and disclosed at fair value in the financial statements on a nonrecurring basis until fiscal 2010. The implementation of FASB ASC 820 as it relates to non-financial assets and non-financial liabilities that are recognized and disclosed at fair value in the financial statements on a nonrecurring basis did not have a material impact on our financial statements. We define fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities, which are required to be recorded at fair value, we consider the principal or most advantageous market in which we would transact and the market-based risk measurements or assumptions that market participants would use in pricing the asset or liability, such as inherent risk, transfer restrictions and credit risk.

During the first quarter of 2009, we adopted FASB ASC 825, Financial Instruments, which allows companies to choose to measure eligible financial instruments and certain other items at fair value that are not required to be measured at fair value. We have not elected the fair value option for any eligible financial instruments.

Refer to Note 13, “Fair Value Measurements,” to the condensed consolidated financial statements in this Form 10-Q for additional information.

Goodwill

At January 1, 2012, we had approximately $79 million in goodwill, primarily resulting from our acquisitions of the assets of Lifecor Corporation (approximately $45 million), Revivant, Inc. (approximately $22 million), certain assets of BIO-key International, Inc. (approximately $5 million), the assets of Infusion Dynamics, Inc. (approximately $4 million), and the assets of Alsius Corporation (approximately $3 million). We test our goodwill for impairment annually at the end of our fiscal fourth quarter by comparing the fair value of our reporting units to the carrying value of those reporting units. Additionally, we periodically review our goodwill for impairment whenever events or changes in circumstances indicate that a potential impairment has occurred.

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

As of January 1, 2012, no events occurred or circumstances changed that might indicate that the fair value of any of our reporting units with goodwill is less than its book value.

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

We adopted the provisions of FASB ASC 740, Income Taxes, on October 1, 2007. The provision contains a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained upon audit, including resolutions of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement. We reevaluate these uncertain tax positions on a quarterly basis. This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit and new audit activity. Any change in these factors could result in the recognition of a tax benefit or an additional charge to the tax provision. This provision also provides guidance on classification, interest and penalties, accounting in interim periods, disclosure and transition.

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

We have international subsidiaries in Canada, the United Kingdom, the Netherlands, France, Germany, Austria, Australia, New Zealand, China and Singapore. These subsidiaries transact business in their functional or local currency. Therefore, we are exposed to foreign currency exchange risks and fluctuations in foreign currencies, along with economic and political instability in the foreign countries in which we operate, all of which could adversely impact our results of operations and financial condition.

At times, we use foreign currency forward contracts to manage our currency transaction exposures from forecasted foreign currency denominated sales to our subsidiaries. These foreign currency forward contracts are designated as cash flow hedges under FASB ASC 815, Derivatives and Hedging. Therefore the effective portion of the gain or loss is reported as a component of other comprehensive income and will be reclassified into earnings in the same period or periods during which the hedged forecasted transaction affects earnings. The ineffective portion of the derivative’s change in fair value is recognized currently through earnings regardless of whether the instrument is designated as a hedge. At January 1, 2012, we had two foreign currency forward contracts outstanding designated as hedging instruments, each of which matures in less than twelve months, to exchange the Euro for U.S. Dollars totaling approximately $5.5 million. A sensitivity analysis of a change in the fair value of the derivative foreign exchange contracts outstanding at January 1, 2012 indicates that, if the U.S. dollar weakened by 10% against the different foreign currencies, the fair value of these contracts would decrease by approximately $518,000 resulting in a total loss on the contracts of approximately $207,000. Conversely, if the U.S. dollar strengthened by 10% against the different foreign currencies, the fair value of these contracts would increase by approximately $471,000 resulting in a total gain on the contracts of approximately $782,000. Any gains and losses on the fair value of the derivative contracts would be largely offset by losses and gains on the underlying transactions. These offsetting gains and losses are not reflected in the analysis below.

We also at times use foreign currency forward contracts not designated as hedging instruments to manage our currency transaction exposures. These derivative instruments are marked-to-market with changes in fair value recorded to earnings. These derivative instruments do not subject our earnings or cash flows to material risk since gains and losses on those derivatives generally offset losses and gains on the assets and liabilities being hedged. We did not have any foreign currency forward contracts not designated as hedging instruments outstanding at January 1, 2012.

Cash Flow Hedges

Exchange Rate Sensitivity: January 1, 2012

(Amounts in $)

	Expected Maturity Dates						Total	Unrealized gain
	2012	2013	2014	2015	2016	Thereafter
Forward Exchange Agreements (Receive $/Pay Euro) Contract Amount	$5,502,000						$5,502,000	$311,000
Average Contract Exchange Rate	1.3754	—	—	—	—	—

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), were effective as of January 1, 2012, to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Controls Over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended January 1, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On January 5, 2012, Koninklijke Philips Electronics N.V. and Philips Electronics North America Corporation filed a lawsuit against us in U.S. District Court, Seattle, WA, alleging that six additional patents owned by the Philips entities are infringed by certain of our other defibrillator products and seeking monetary and equitable remedies for infringement.

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

There have been no material changes to the Risk Factors previously disclosed in Part I, Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended October 2, 2011, which was filed with the SEC on November 23, 2011, except that we have modified the following risk factor:

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

Further legislative or administrative reforms to the U.S. or international reimbursement systems that significantly reduce or deny insurance coverage for our LifeVest product, or adverse decisions regarding coverage or reimbursement issues relating to our LifeVest product by administrators of such systems, would have an adverse impact on sales of our LifeVest product. This in turn could have an adverse effect on our financial condition and results of operations.

In particular, reimbursement for the LifeVest product by Medicare, Medicaid and other third party payors is governed by the Durable Medical Equipment Regulations and is subject to audit. These payors may limit coverage or reduce reimbursement rates with little notice, which may have an adverse impact on sales of our LifeVest product.

On August 4, 2011, Durable Medical Equipment Regional Carriers issued for comment draft revisions to local coverage determinations with respect to Medicare reimbursement for AEDs and wearable defibrillators, including our LifeVest product. The draft revisions would have limited the indications for Medicare reimbursement for the LifeVest product. On December 15, 2011, CMS reaffirmed the current coverage policy across all indications for the LifeVest product.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities.

The following table provides information for the quarter ended January 1, 2012 regarding shares of Common Stock repurchased by the Company pursuant to our up to $50 million stock repurchase program authorized by the Board of Directors in November 2011. During the quarter ended January 1, 2012, there were no shares of Common Stock transferred by employees to the Company to satisfy the tax withholding obligations of such employees in connection with the vesting of restricted Common Stock under the Company’s 2001 Plan.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 3, 2011 – October 30, 2011	—	$—	—	$50,000,000
October 31, 2011 – November 27, 2011	—	$—	—	$50,000,000
November 28, 2011 – January 1, 2012	27,546	$45.52	28	$48,746,097

Total	27,546	$45.52	28

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.	Exhibit

10.1	Form of Restricted Stock Award under Amended and Restated 2006 Non-Employee Director Stock Options Plan. (1)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (2)

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (2)

101	The following materials from the Form 10-Q for the quarter ended January 1, 2012, formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Cash Flows and (iv) Notes to Condensed Consolidated Financial Statements (Unaudited).

(1)	Filed herewith.
(2)	Furnished herewith.
*	This certification shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, nor shall it be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZOLL MEDICAL CORPORATION

Date: February 2, 2012	By:	/s/ RICHARD A. PACKER
Richard A. Packer,
Chief Executive Officer
(Principal Executive Officer)

Date: February 2, 2012	By:	/S/ A. ERNEST WHITON
A. Ernest Whiton,
Vice President of Administration and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit

10.1	Form of Restricted Stock Award under Amended and Restated 2006 Non-Employee Director Stock Option Plan. (1)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (2)

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (2)

101	The following materials from the Form 10-Q for the quarter ended January 1, 2012, formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Cash Flows and (iv) Notes to Condensed Consolidated Financial Statements (Unaudited).

(1)	Filed herewith.
(2)	Furnished herewith.
*	This certification shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, nor shall it be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.